Form 10-Q
period 2015-06-30
Conifer Holdings, Inc.
filed 2015-09-14
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-37536

Conifer Holdings, Inc.

(Exact name of registrant as specified in its charter)

Michigan	27-1298795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 West Merrill Street, Suite 200
Birmingham, Michigan	48009
(Address of principal executive offices)	(Zip code)

(248) 559-0840

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, no par value, as of September 11, 2015 was 7,644,492.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	June 30,	December 31,
	2015	2014
Assets
Investment securities:
Fixed maturity securities, at fair value (amortized cost $98,203 and $83,768 at June 30, 2015 and December 31, 2014, respectively)	$98,271	$84,405
Equity securities, at fair value (cost $3,176 and $2,965 at June 30, 2015 and December 31, 2014, respectively)	4,164	4,084
Short-term investments, at cost or amortized cost (approximates fair value)	6,237	16,749

Total investment securities	108,672	105,238

Cash	8,598	18,488
Premiums and agents’ balances receivable, net	15,434	14,478
Reinsurance recoverables on unpaid losses	5,022	3,224
Reinsurance recoverables on paid losses	1,249	1,915
Ceded unearned premiums	10,613	9,510
Deferred policy acquisition costs	7,659	5,679
Intangible assets, net	1,135	1,171
Goodwill	1,104	1,104
Other assets	4,192	2,931
Total assets	$163,678	$163,738

Liabilities and Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$32,357	$31,531
Unearned premiums	44,484	43,381
Reinsurance premiums payable	2,699	7,069
Senior debt	27,462	27,562
Accounts payable and accrued expenses	4,383	2,521
Other liabilities	1,125	1,396
Total liabilities	112,510	113,460

Redeemable preferred stock, 1,000,000 shares authorized; 60,600 shares issued and outstanding at December 31, 2014	—	6,119

Shareholders’ equity:
Preferred stock, 1,000,0000 shares authorized; 60,600 shares issued and outstanding at June 30, 2015	6,242	—
Common stock, no par value, 12,240,000 shares authorized, issued and outstanding 4,050,042 shares and 3,995,013 shares at June 30, 2015 and December 31, 2014, respectively	46,443	46,119
Accumulated deficit	(2,053)	(3,095)
Accumulated other comprehensive income	459	1,158
Total shareholders’ equity attributable to Conifer	51,091	44,182
Noncontrolling interest	77	(23)
Total equity	51,168	44,159
Total liabilities and equity	$163,678	$163,738

See accompanying notes to condensed consolidated financial statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue
Gross written premiums	$23,059	$19,001	$44,263	$36,668
Ceded written premiums	(7,117)	(2,309)	(14,655)	(3,267)
Change in net unearned premiums	(827)	(2,735)	—	(6,769)
Net earned premiums	15,115	13,957	29,608	26,632
Net investment income	469	282	955	502
Net realized investment gains	87	81	232	172
Other income	480	505	969	1,037
Total revenue	16,151	14,825	31,764	28,343

Expenses
Losses and loss adjustment expenses, net	8,976	9,686	17,546	20,262
Policy acquisition costs	2,639	3,519	5,234	6,750
Operating expenses	3,619	3,213	7,311	6,107
Interest expense	239	123	483	252
Total expenses	15,473	16,541	30,574	33,371

Income (loss) before income taxes	678	(1,716)	1,190	(5,028)
Income tax expense (benefit)	48	(191)	48	(309)
Net income (loss)	630	(1,525)	1,142	(4,719)
Less net income attributable to noncontrolling interest	51	11	100	46
Net income (loss) attributable to Conifer	$579	$(1,536)	$1,042	$(4,765)

Net income (loss) allocable to common shareholders	$366	$(1,552)	$616	$(4,792)

Income (loss) per share allocable to common shareholders, basic and diluted	$0.09	$(0.66)	$0.15	$(2.13)

Weighted average common shares outstanding, basic and diluted	4,050,042	2,357,220	4,045,482	2,248,599

See accompanying notes to condensed consolidated financial statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$630	$(1,525)	$1,142	$(4,719)
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(977)	879	(274)	1,414
Income tax expense	—	299	—	481
Unrealized investment gains (losses), net of tax	(977)	580	(274)	933

Less: reclassification adjustments to:
Net realized investment gains included in net income (loss)	208	318	425	506
Income tax expense (benefit)	—	108	—	172
Total reclassifications included in net income (loss), net of tax	208	210	425	334

Other comprehensive income (loss)	(1,185)	370	(699)	599

Total comprehensive income (loss)	(555)	(1,155)	443	(4,120)
Less comprehensive income attributable to noncontrolling interest	51	11	100	46
Comprehensive income (loss) attributable to Conifer	$(606)	$(1,166)	$343	$(4,166)

See accompanying notes to condensed consolidated financial statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Redeemable Preferred Stock and Equity (Unaudited)

(dollars in thousands)

	Redeemable				No Par,		Retained Earnings	Accumulated Other Comprehensive	Total Conifer Holdings
	Preferred Stock		Preferred Stock		Common Stock		(Accumulated	Income	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	deficit)	(Loss)	Equity	Interest	Equity
Balances at December 31, 2014	60,600	$6,119	—	$—	3,995,013	$46,119	$(3,095)	$1,158	$44,182	$(23)	$44,159

Net income	—	—	—	—	—	—	1,042	—	1,042	100	1,142
Proceeds from issuance of common stock (Note 11)	—	—	—	—	55,029	750	—	—	750	—	750
Paid-in-kind dividends	—	61	—	62	—	(123)	—	—	(61)	—	(61)
Cash dividends paid on preferred stock	—	—	—	—	—	(303)	—	—	(303)	—	(303)
Reclassification of redeemable preferred stock to permanent equity (Note 12)	(60,600)	(6,180)	60,600	6,180	—		—	—	6,180	—	6,180
Other comprehensive income (loss)	—	—	—	—	—	—	—	(699)	(699)	—	(699)
Balances at June 30, 2015	—	$—	60,600	$6,242	4,050,042	$46,443	$(2,053)	$459	$51,091	$77	$51,168

Balances at December 31, 2013	—	$—	—	$—	1,749,626	$16,883	$3,851	$536	$21,270	$(19)	$21,251

Net income (loss)	—	—	—	—	—	—	(4,765)	—	(4,765)	46	(4,719)
Issuance of common stock in capital raising activities (Note 11)	—	—	—	—	682,349	8,295	—	—	8,295	—	8,295
Conversion of note payable into shares of common stock (Note 16)	—	—	—	—	82,252	1,000	—	—	1,000	—	1,000
Issuance of shares of preferred stock (Note 11)	—	—	64,000	640	—	—	—	—	640	—	640
Cash dividends paid on preferred stock	—	—	—	—	—	(16)	(11)	—	(27)	—	(27)
Other comprehensive income	—	—	—	—	—	—	—	599	599	—	599
Balances at June 30, 2014	—	$—	64,000	$640	2,514,227	$26,162	$(925)	$1,135	$27,012	$27	$27,039

See accompanying notes to condensed consolidated financial statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$1,142	$(4,719)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment, and intangibles	208	191
Amortization of bond premium and discount, net	279	258
Gains on investments	(232)	(172)
Deferred income taxes	—	(309)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(956)	(478)
Reinsurance recoverables	(1,132)	(2,148)
Ceded unearned premiums	(1,103)	144
Deferred policy acquisition costs	(1,980)	(1,257)
Other assets	(189)	(317)
Unpaid losses and loss adjustment expenses	825	2,925
Unearned premiums	1,103	6,084
Reinsurance premiums payable	(4,370)	(989)
Accounts payable and accrued expenses	1,862	777
Other liabilities	(312)	(1,484)
Net cash used in operating activities	(4,855)	(1,494)

Cash Flows From Investing Activities
Purchase of investments:
Fixed maturity securities	(19,059)	(16,049)
Equity securities	(759)	(612)
Short-term investments	(44,191)	(24,036)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities	1,203	152
Proceeds from sales of investments:
Fixed maturity securities	3,206	2,035
Equity securities	717	556
Short-term investments	54,703	27,671
Purchases of property and equipment	(91)	(288)
Net cash used in investing activities	(4,271)	(10,571)

Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	750	8,295
Proceeds from issuance of shares of preferred stock	—	640
Borrowings under Revolver	900	—
Repayment of borrowings under Revolver	(250)	—
Principal payments under term notes	(750)	(500)
Dividends paid to preferred shareholders	(152)	(11)
Payout of contingent consideration	(113)	(113)
Payment of debt issuance costs	(35)	—
Payment of deferred offering costs	(1,114)	—
Net cash provided by (used in) financing activities	(764)	8,311
Net decrease in cash	(9,890)	(3,754)
Cash at beginning of period	18,488	11,296
Cash at end of period	$8,598	$7,542

See accompanying notes to condensed consolidated financial statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Conifer Holdings, Inc. and its subsidiaries (collectively, the “Company”) are engaged in the sale of property and casualty insurance products and has organized its principal operations into two types of insurance businesses: commercial lines and personal lines.  The Company underwrites a variety of specialty insurance products, including property, general liability, commercial multi-peril, liquor liability, automobile, and homeowners and dwelling policies.  The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in 49 states in the United States (“U.S.”).  The Company’s corporate headquarters are located in Birmingham, Michigan with additional office facilities in Florida, Texas and Pennsylvania.

In January 2015, the Company discontinued offering and writing new nonstandard personal automobile policies and stopped writing renewal policies by June, 2015.  The Company will continue to service existing policies, pay claims and perform other administrative services until existing policies expire and all claims are paid (a process referred to as “run-off”).  The run-off is expected to be substantially complete by the end of 2016.

Initial Public Offering

In August 2015, the Company completed its initial public offering (“IPO”) whereby it issued and sold 3,300,000 shares of common stock, which included 100,000 shares issued and sold to the Company’s Chief Executive Officer, at a public offering price of $10.50 per share.  The Company received net proceeds of $30,625 after deducting underwriting discounts and commissions of $2,426 and other offering expenses of $1,599.  A portion of the net proceeds was used to repay indebtedness, including accrued interest, under the revolving credit facility “Revolver”) of $17,038, repurchase outstanding  shares of preferred stock and pay accrued preferred dividends, totaling $6,356.

Concurrent with the closing of the IPO, the Company closed on a private placement transaction as further discussed in Note 12.  In this separate transaction, the Company received proceeds of $3,092 from the sale of 294,481 shares of common stock to former holders of preferred stock.  The Company plans to use the proceeds from the sale of shares of common stock, along with the remaining IPO proceeds of $7,231, to fund future growth and for general corporate purposes.

Immediately prior to the IPO, the Company amended its articles of incorporation to change its authorized capital stock to consist of (i) 100,000,000 shares of common stock, no par value per share, and (ii) 10,000,000 shares of preferred stock, 60,600 designated as redeemable preferred stock.  Following the IPO and the repurchase of all outstanding shares of preferred stock, the Company further amended its articles of incorporation to remove the preferred stock designations.

2.              BASIS OF PRESENTATION

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the unaudited condensed consolidated financial statements, have been included.  The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2015.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014, included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on August 13, 2015.  The condensed consolidated balance sheet at December 31, 2014, was derived from the audited financial statements.

Stock Split

On July 22, 2015, the board of directors approved a stock split in the form of a stock dividend of 10.2 shares for each share of common stock which was effectuated immediately prior to the effectiveness of the IPO.  Accordingly, all common share and per share amounts for all periods presented in these unaudited condensed consolidated financial statements and notes thereto, were adjusted retroactively to reflect the stock split.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Conifer Holdings, Inc. and its wholly owned subsidiaries, and a 50%-owned entity that the Company controls due to its majority representation on the entity’s board of directors.  All intercompany transactions and accounts have been eliminated.

Noncontrolling interest in a consolidated subsidiary in the consolidated balance sheets represents the noncontrolling shareholder’s proportionate share of the 50%-owned entity’s equity.  Consolidated net income or loss is allocated to the Company and noncontrolling interest in proportion to their percentage ownership interests.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has made no material changes to its significant accounting policies as reported in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on August 13, 2015.  The following accounting policy has been added during the three months ended June 30, 2015:

Deferred Offering Costs

Offering costs, consisting of legal, accounting, printing and other incremental expenses, incurred in connection with the Company’s IPO are deferred and will be charged to common stock against the proceeds received from the offering in the third quarter of 2015. Such deferred costs, included in other assets in the condensed consolidated balance sheet, amounted to $1,114, at June 30, 2015.

Recently Issued Accounting Guidance

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-09, Disclosures about Short-Duration Contracts (Topic 944), which improves disclosure requirements for insurance entities with short-duration insurance contracts.  The standard does not change the existing recognition and measurement guidance for short-duration insurance contracts.  This standard will provide additional disclosures about our liability for unpaid losses and loss adjustment expenses, increase transparency of significant estimates made in measuring those liabilities, and provide financial statement users with additional information to facilitate analysis of the amount, timing and uncertainty of cash flows and development of loss reserves.  This standard is effective for annual periods beginning after December 15, 2015, and interim reporting periods thereafter and must be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period.  Early adoption is permitted.  The enhanced disclosures under the new guidance will be provided by the Company for the year ended December 31, 2016, as required.

4.              Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of the fixed maturity and equity securities, by major security type, that are classified as available-for-sale securities, were as follows:

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

	June 30, 2015
	Cost or Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Fixed maturity securities:
U.S. Government obligations	$4,991	$68	$(5)	$5,054
State and local government	14,586	122	(173)	14,535
Corporate debt	33,763	180	(105)	33,838
Commercial mortgage and asset-backed	44,863	257	(276)	44,844
Total fixed maturity securities	98,203	627	(559)	98,271
Equity securities, common stock	3,176	1,045	(57)	4,164
Total	$101,379	$1,672	$(616)	$102,435

	December 31, 2014
	Cost or Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Fixed maturity securities:
U.S. Government obligations	$5,872	$85	$(16)	$5,941
State and local government	10,755	210	(4)	10,961
Corporate debt	30,818	237	(106)	30,949
Commercial mortgage and asset-backed	36,323	348	(117)	36,554
Total fixed maturity securities	83,768	880	(243)	84,405
Equity securities, common stock	2,965	1,158	(39)	4,084
Total	$86,733	$2,038	$(282)	$88,489

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions.  The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows:

	June 30, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. Government obligations	$126	$(1)	$1,330	$(4)	$1,456	$(5)
State and local government	8,435	(173)	—	—	8,435	(173)
Corporate debt	14,865	(94)	862	(11)	15,727	(105)
Commercial mortgage and asset-backed	21,143	(231)	1,074	(45)	22,217	(276)
Total fixed maturity securities	44,569	(499)	3,266	(60)	47,835	(559)
Equity securities, common stock	659	(57)	—	—	659	(57)
Total	$45,228	$(556)	$3,266	$(60)	$48,494	$(616)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

	December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. Government obligations	$—	$—	$1,319	$(16)	$1,319	$(16)
State and local government	552	(1)	825	(3)	1,377	(4)
Corporate debt	18,835	(98)	489	(8)	19,324	(106)
Commercial mortgage and asset-backed	12,060	(34)	4,999	(83)	17,059	(117)
Total fixed maturity securities	31,447	(133)	7,632	(110)	39,079	(243)
Equity securities, common stock	347	(39)	—	—	347	(39)
Total	$31,794	$(172)	$7,632	$(110)	$39,426	$(282)

Substantially all of the Company’s fixed maturity securities are of investment grade with an average credit quality of AA.  The fixed maturity securities are short in duration; approximately 3.5 years.

The Company reviews its impaired securities for possible other-than-temporary impairment at each quarter end.  A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date.  After considering its review procedures, the Company does not consider the $616 of gross unrealized losses in the portfolio at June 30, 2015, to be other-than-temporary impairments because (i) as of that date, all contractual interest and principal payments on the fixed maturity securities has been received, (ii) there is no intent to sell the securities, (iii) it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost or cost bases and (iv) the unrealized loss relates to non-credit factors, such as interest rate changes and fluctuations due to market conditions.  The Company did not recognize any other-than-temporary impairment losses during the periods presented.

The Company’s sources of net investment income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturity securities	$532	$306	$1,063	$550
Equity securities	22	20	45	35
Cash and short-term investments	2	1	4	4
Total investment income	556	327	1,112	589
Investment expenses	(87)	(45)	(157)	(87)
Net investment income	$469	$282	$955	$502

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturity securities:
Gross realized gains	$—	$21	$68	$22
Gross realized losses	(1)	(4)	(4)	(28)
	(1)	17	64	(6)
Equity securities:
Gross realized gains	104	78	203	193
Gross realized losses	(16)	(14)	(35)	(15)
	88	64	168	178
Net realized investment gains	$87	$81	$232	$172

The following table summarizes the fair value and amortized cost of available-for-sale fixed maturity securities by contractual maturity at June 30, 2015, as follows:

	Amortized Cost	Fair Value
Due in one year or less	$3,922	$3,935
Due after one year through five years	32,338	32,484
Due after five years through ten years	7,550	7,602
Due after ten years	9,530	9,406
Securities with contractual maturities	53,340	53,427
Commercial mortgage and asset-backed	44,863	44,844
Total fixed maturity securities	$98,203	$98,271

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At June 30, 2015 and December 31, 2014, the insurance companies had an aggregate of $7.0 million on deposit in a number of trust accounts to meet the deposit requirements of various state insurance departments.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

5.              Fair Value Measurements

The Company’s financial instruments include assets and liabilities carried at fair value, as well as assets and liabilities carried at cost or amortized cost but disclosed at fair value in these condensed consolidated financial statements.  Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal most advantageous market for the asset or liability in an orderly transaction between market participants.  In determining fair value, the Company applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities.  The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy.  The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1—Inputs are based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs are other than quoted prices that are observable for the asset or liabilities, either directly or indirectly, for substantially the full term of the asset or liability.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Level 3—Unobservable inputs that are supported by little or no market activity.  The unobservable inputs represent the Company’s best assumption of how market participants would price the assets or liabilities.

The following tables present the fair value of the Company’s financial instruments that were carried or disclosed at fair value.  Unless indicated, these items were carried at fair value on the consolidated balance sheets.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government obligations	$—	$5,054	$—	$5,054
State and local government	—	14,535	—	14,535
Corporate debt	—	33,838	—	33,838
Commercial mortgage and asset-backed	—	44,844	—	44,844
Total fixed maturity securities	—	98,271	—	98,271
Equity securities, common stock	4,164	—	—	4,164
Short-term investments*	6,237	—	—	6,237
Total assets measured at fair value	$10,401	$98,271	$—	$108,672
Senior debt*	$—	$27,462	$—	$27,462
Contingent consideration			58	58
Interest rate swap	—	13	—	13
Total liabilities measured at fair value	$—	$27,475	$58	$27,533

* Carried at cost or amortized cost on the condensed consolidated balance sheet

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government obligations	$—	$5,941	$—	$5,941
State and local government	—	10,961	—	10,961
Corporate debt	—	30,949	—	30,949
Commercial mortgage and asset-backed	—	36,554	—	36,554
Total fixed maturity securities	—	84,405	—	84,405
Equity securities, common stock	4,084	—	—	4,084
Short-term investments*	16,749	—	—	16,749
Total assets measured at fair value	$20,833	$84,405	$—	$105,238
Senior debt*	$—	$27,562	$—	$27,562
Contingent consideration	—	—	168	168
Interest rate swap	—	9	—	9
Total liabilities measured at fair value	$—	$27,571	$168	$27,739

* Carried at cost or amortized cost on the condensed consolidated balance sheet

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.

Level 2 investments include fixed maturity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  Fair value is measured for the majority of Level 2 investments using matrix pricing and observable market data, including benchmark securities or yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, bids, offers, default rates, loss severity and other economic measures.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

The Company obtains pricing for each security from independent pricing services, investment managers or consultants to assist in determining fair value for its Level 2 investments.  To validate that these quoted prices are reasonable estimates of fair value, the Company performs various quantitative and qualitative procedures, including (i) evaluation of the underlying methodologies, (ii) analysis of recent sales activity, (iii) analytical review of our fair values against current market prices and (iv) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment.  No markets for the investments were determined to be inactive at period-ends.  Based on these procedures, the Company did not adjust the prices or quotes provided from independent pricing services, investment managers or consultants.

The Level 2 financial instruments also include our senior debt and an interest rate swap.  The fair value of borrowings under the senior debt, consisting of the revolving credit facility and term loans, approximates its carrying amount because interest is based on a short-term, variable, market-based rate.  At June 30, 2015 and December 31, 2014, the fair value of the interest rate swap was $13 and $9 (notional amounts of $3,250 and $3,750), respectively.

The Level 3 financial instruments include the fair value of the Company’s contingent consideration arrangements that were entered into at the date of the respective acquisitions, which are classified within other liabilities in the consolidated balance sheets.  The fair value of these liabilities were determined based on internally developed models that use assumptions or other data that are not readily observable from objective sources.

The following table sets forth a roll-forward of the Level 3 measurements:

Contingent Consideration Liabilities
Balance at December 31, 2013	$339
Change in fair value	11
Payout of contingent consideration	(182)
Balance at December 31, 2014	168
Change in fair value	3
Payout of contingent consideration	(113)
Balance at June 30, 2015	$58

6.   Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$6,120	$6,322	$5,679	$5,747
Deferred policy acquisition costs	4,178	4,201	7,214	8,007
Amortization of policy acquisition costs	(2,639)	(3,519)	(5,234)	(6,750)
Net change	1,539	682	1,980	1,257
Balance at end of period	$7,659	$7,004	$7,659	$7,004

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

7.  Intangible Assets

The following table reflects intangible assets and related accumulated amortization:

	As of June 30, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Nonamortizing indefinite-lived, intangible assets—state insurance licenses		$900	$—	$900
Amortizing definite-lived, intangible assets—customer lists	5 years	368	133	235
Total		$1,268	$133	$1,135

	As of December 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Nonamortizing indefinite-lived intangible assets—state insurance licenses		$900	$—	$900
Amortizing definite-lived, intangible assets—customer lists	5 years	368	97	271
Total		$1,268	$97	$1,171

Amortization of intangible assets was $18 and $36 for the three and six months ended June 30, 2015 and 2014, respectively.  Future amortization of definite-lived intangibles is as follows: remainder of 2015: $38, 2016: $74, 2017: $74 and 2018: $49.

8.              Unpaid Losses and Loss Adjustment Expenses

The Company establishes a liability for unpaid losses and loss adjustment expenses which represents the estimated ultimate cost of all losses incurred that were both reported and unreported (i.e. incurred but not yet reported losses) and loss adjustment expenses incurred that remain unpaid at the balance sheet date.  The estimation of the ultimate liability for unpaid losses and loss adjustment expenses is a complex, imprecise and inherently uncertain process, and therefore involves a considerable degree of judgment and expertise.  The process for establishing the provision for loss and loss adjustment expense reserves reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events.  The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of such liabilities relating to each preceding financial year compared to the liability that was previously established.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

The table below provides the changes in the liability for unpaid losses and loss adjustment expenses, net of recoverables from reinsurers (referred to as reserves), for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross reserves—beginning of period	$32,987	$32,783	$31,531	$28,908
Less reinsurance recoverables on unpaid losses	4,590	6,255	3,224	3,953
Net reserves—beginning of period	28,397	26,528	28,307	24,955

Add: incurred losses and loss adjustment expenses, net of reinsurance:
Current period	8,805	10,216	17,340	21,234
Prior periods	171	(530)	206	(972)
Total net incurred losses and loss adjustment expenses	8,976	9,686	17,546	20,262

Deduct: loss and loss adjustment expense payments, net of reinsurance:
Current period	5,029	4,934	6,794	8,462
Prior periods	5,009	3,654	11,724	9,129
Total net loss and loss adjustment expense payments	10,038	8,588	18,518	17,591

Net reserves—end of period	27,335	27,626	27,335	27,626
Plus: reinsurance recoverables on unpaid losses	5,022	4,207	5,022	4,207
Gross reserves—end of period	$32,357	$31,833	$32,357	$31,833

The Company’s incurred losses during the three and six months ended June 30, 2015, reflect prior-year adverse reserve development of $171 and $206, respectively.  In the second quarter of 2015, there was $340 and $262 of adverse reserve development in the commercial automobile and personal automobile lines, respectively.  This adverse development was partially offset by favorable reserve development in other lines, including $270 and $95 of favorable reserve development in the commercial multi-peril and other liability lines, respectively.  For the six months ended June 30, 2015, there was a similar result, with the adverse development being generated by the personal and commercial automobiles lines, totaling $331 and $535, respectively.  This adverse development was partially offset by favorable development in other lines, including $274, $136 and $248 in the commercial multi-peril, other liability and workers’ compensation lines, respectively.

The Company’s incurred losses during the three and six months ended June 30, 2014 reflect prior-year favorable reserve development of $530 and $972, respectively.  In second quarter of 2014, there was $739 and $241 of favorable reserve development in the commercial multi-peril and other liability lines, respectively.  This was partially offset by $307 of adverse development in our low-value dwelling line.  For the six months ended June 30, 2014, there was a similar result, with the favorable development being generated primarily by the commercial multi-peril and other liability lines, totaling $786 and $390, respectively.  This favorable development was partially offset by adverse development of $432 in the low-value dwelling line.

9.              Reinsurance

In the normal course of business, the Company seeks to minimize the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers.  Although reinsurance does not discharge the direct insurer from liability to its policyholder, the insurance companies participate in such treaty and facultative reinsurance agreements in order to limit their loss exposure, protect them against catastrophic losses and diversify their business.  The Company primarily ceded all specific risks in excess of $500 in 2015, and $300 in 2014.  Failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables.

Effective December 31, 2014, the Company entered into a quota share reinsurance agreement in which it cedes 25% of the subject premium, net of other reinsurance, and cedes 25% of the related losses within the Company’s retention which is between $0 and $500.  The subject premium represents substantially all product lines other than the Florida homeowners and personal automobile policies.  The Company recorded $4,123 and $8,957 of ceded written premiums during the three and six months ended June 30, 2015, respectively, under the quota share reinsurance agreement.  This agreement was terminated by the Company in August 2015.  The

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

purpose of the quota share arrangement was to reduce the capital requirements necessary to support the premium growth initiatives.  With the anticipation of the IPO, which was expected to provide sufficient capital to support the current growth initiatives, the quota share was no longer necessary.

Beginning in December 2014, the Company assumed written premium of $5,483 under a policy assumption agreement with Citizens Property and Casualty Corporation (“Citizens”).  Citizens is a Florida government-sponsored insurer that provides homeowners insurance to Florida residences that cannot find coverage in the voluntary market.  Upon assuming this premium, the Company becomes the primary insurer to the policyholders.  The Company is responsible for claims occurring on or after the effective date of the assumption.

In the first quarter of 2015, another assumption from Citizens took place for $1,419, which was mostly offset by a return of $1,334 of assumed premiums from the 2014 assumption, as policyholders opted out.  In the second quarter of 2015, the Company recorded a return of written premium of $662 to Citizens relating to the policyholders opting out of the first quarter assumption.

In the second quarter of 2015, the Company assumed $2,211 of written premiums under insurance fronting arrangements with other insurers to write on behalf of the Company in markets that require a higher A.M. Best rating than the Company’s rating, the business is written in a state where the Company is not licensed or for other strategic reasons.

The following table presents the effects of such reinsurance and assumption transactions on premiums, losses and loss adjustment expenses, and policy acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Written premiums:
Direct	$21,510	$19,001	$42,629	$36,668
Assumed	1,549	—	1,634	—
Ceded	(7,117)	(2,309)	(14,655)	(3,267)
Net written premiums	$15,942	$16,692	$29,608	$33,401

Earned premiums:
Direct	$20,050	$16,139	$39,351	$30,620
Assumed	2,137	—	3,810	—
Ceded	(7,072)	(2,182)	(13,553)	(3,988)
Net earned premiums	$15,115	$13,957	$29,608	$26,632

Loss and loss adjustment expenses:
Direct	$10,622	$10,296	$20,544	$23,430
Assumed	281	(50)	805	(2)
Ceded	(1,927)	(560)	(3,803)	(3,166)
Net loss and loss adjustment expenses	$8,976	$9,686	$17,546	$20,262

Policy acquisition costs:
Policy acquisition costs	$4,129	$3,519	$8,175	$6,750
Ceding commissions	(1,490)	—	(2,941)	—
Net policy acquisition costs	$2,639	$3,519	$5,234	$6,750

10.       Senior Debt

A summary of the outstanding senior debt is as follows:

	June 30, 2015	December 31, 2014
Revolver	$17,212	$16,562
Term Note	3,250	3,500
2014 Term Note	7,000	7,500
Total	$27,462	$27,562

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

There have been no changes to the terms and conditions of the Amended Credit Agreement during the six months ended June 30, 2015, except as follows: On May 4, 2015, the Company entered into a first amendment to its Amended Credit Agreement which, among other things, revised the provision that the Company’s Chairman’s ownership interest be not less than 50% to not less than 33%.  On June 29, 2015, the Company entered into a second amendment to its Amended Credit Agreement which, among other things, further revised the provision that the Company’s Chairman’s ownership interest be not less than 20% after the consummation of an IPO.  The Company was in compliance with its debt covenants at June 30, 2015.

During the six months ended June 30, 2015, the Company borrowed $900 on the Revolver to fund short-term working capital needs and repaid $250.  The weighted-average interest rate on borrowings under the Revolver for the six months ended June 30, 2015, and for the year ended December 31, 2014, was 3.4% and 3.2%, respectively.

As disclosed in Note 1, all outstanding borrowings under the Revolver were repaid from the proceeds received from the Company’s IPO, in August 2015.

11.       Shareholders’ Equity

Common Stock

In January 2015, the Company issued 55,029 shares of common stock to a Vice-President of the Company for cash of $750 ($13.63 per share).

During the six months ended June 30, 2014, the Company initiated certain capital-raising activities whereby shares of common stock were issued to third-party investors, members of the board of directors, executive management and employees, along with their relatives.  The Company raised proceeds of $8,295 from the issuance of 682,349 shares of common stock at $12.16 per share.

Preferred Stock

During the six months ended June 30, 2014, the Company issued 64,000 shares of preferred stock at $10.00 per share to certain investors.  On October 1, 2014, the then-outstanding shares of preferred stock were exchanged for shares of redeemable preferred stock.

12.       Redeemable Preferred Stock

At December 31, 2014, the Company had 60,600 shares of redeemable preferred stock outstanding.  The shares of redeemable preferred stock were initially recorded at fair value and thereafter increased by accrued paid-in-kind dividends.  The Company classified the shares of redeemable preferred within temporary equity on its consolidated balance sheet at December 31, 2014, due to its liquidation rights.  The redeemable preferred stock was redeemable in cash upon a deemed liquation event (i.e., the sale of 50% or more of the outstanding shares of voting capital stock) that is not solely within the control of the Company.

On March 25, 2015, the Company further amended its articles of incorporation with the consent of more than 80% of the holders of the preferred stock and a majority of the holders of the common stock to restrict the definition of a Liquidation Event to the liquidation, dissolution or winding up of the Company and to eliminate from that definition a change of control or a public offering of the Company.  All or part of the preferred stock may be redeemed after one year from the date of issuance, at the option of the Company, by a cash payment of the original purchase price plus any accumulated and as yet unpaid preferred dividends and paid-in-kind dividends.  On the effective date of the modification, the Company reclassified the carrying amount of its redeemable preferred stock from temporary equity to permanent equity as the redemption of the redeemable preferred stock was within the Company’s control.

Pursuant to agreements effective on or before July 1, 2015, the holders of preferred stock agreed to allow the Company to repurchase their outstanding preferred shares at the original purchase price (i.e. $100 per share) plus all accrued and unpaid preferred dividends.  In addition, the holders of 29,550 shares (or 48.8%) of preferred stock agreed to use such cash received from the Company’s repurchase of their preferred stock to purchase shares of common stock at the same per share price as the common stock offered in the Company’s IPO.  The closing of these transactions were conditioned on the completion of the Company’s IPO.

Following the closing of the Company’s IPO on August 18, 2015, the Company paid $6,356 to holders of shares of preferred stock to repurchase such shares and for the payment of accrued dividends.  Additionally, the Company issued 294,481 shares of

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

common stock to former holders of the preferred stock for proceeds of $3,092.  There are no shares of preferred stock outstanding after the closing of the IPO.

13. Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,644	$765	$1,158	$536
Other comprehensive income (loss) before reclassifications	(977)	580	(274)	933
Amounts reclassified from accumulated other comprehensive income (loss)	208	210	425	334
Net current period other comprehensive income (loss)	(769)	370	(699)	599
Balance at end of period	$459	$1,135	$459	$1,135

The following table provides the impact of the reclassification adjustments to the respective line items in the statements of operations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net realized investment gains	$208	$318	$425	$506
Income tax expense (benefit)	—	108	—	172
Total impact to net income (loss)	$208	$210	$425	$334

14.       Income (Loss) Per Share

Basic and diluted income (loss) per share are computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding during the period.  The dividends on preferred stock are deducted from the net income to arrive at net income allocable to common shareholders.  In the period of a net loss, the dividends on preferred stock are added to the net loss to arrive at net loss allocable to common shareholders.

The following table presents the calculation of basic and diluted income (loss) per common share, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Conifer	$579	$(1,536)	$1,042	$(4,765)
Preferred stock dividends	151	16	303	27
Paid-in-kind dividends	62	—	123	—
Net income (loss) allocable to common shareholders	$366	$(1,552)	$616	$(4,792)
Denominator:
Weighted average common shares, basic and diluted	4,050,042	2,357,220	4,045,482	2,248,599
Income (loss) per share allocable to common shareholders, basic and diluted	$0.09	$(0.66)	$0.15	$(2.13)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

15.       Stock-based Compensation

In March 2015, the Company established a 2015 Omnibus Incentive Plan (“2015 Plan”), which permits the granting of stock options, stock appreciation rights, restricted stock units and other stock-based awards.  The 2015 Plan authorizes up to 1,377,000 shares of common stock for awards to be issued to employees, directors or consultants of the Company.  The stock-based awards will be issued at no less than the market price on the date the awards are granted.  There were no awards outstanding under the 2015 Plan at June 30, 2015.

16.       Related Party Transactions

In December 2012, the Company entered into a short-term, unsecured note payable with an executive of the Company for $1 million.  The note required quarterly interest-only payments at 12% per annum.  The note was converted to equity of the Company in two separate transactions.  On January 31, 2014, the Company issued 41,126 shares of common stock in satisfaction of $500 of the note balance.  The remaining note balance was satisfied through the issuance of 41,126 shares of common stock on June 30, 2014. Interest expense recorded on the note was $15 and $35 for the three and six month period ended June 30, 2014, respectively.

17.       Commitments and Contingencies

Legal proceedings

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business.  In the opinion of management, the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Commitment

During 2010, the Company entered into an agreement with an unaffiliated party to design, develop, and implement a new policy administration, billing, and claims system for the Company.  The Company is required to pay a minimum monthly fee of $40 with a fee schedule that is scalable with its premium volume.  The contract expires on July 1, 2018, but it may be extended by mutual agreement by the respective parties.

18. Statutory Financial Information

U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies.  In addition, state regulators may permit statutory accounting practices that differ from prescribed practices.  Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s insurance subsidiaries differ from U.S. GAAP.  The principal differences between Statutory Accounting Principles (“SAP”) and U.S. GAAP as they relate to the financial statements of the Company’s insurance subsidiaries are (i) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under U.S. GAAP, (ii) deferred tax assets are subject to more limitations regarding what amounts can be recorded under SAP and (iii) bonds are recorded at amortized cost under SAP and fair value under U.S. GAAP.  For the six months ended June 30, 2015 and 2014, the Company’s insurance subsidiaries’ aggregate statutory net loss was $558 and $5,036, respectively.  The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $65,464 and $66,585 at June 30, 2015 and December 31, 2014, respectively.

Risk-Based Capital requirements as promulgated by the National Association of Insurance Commissioners (“NAIC”) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (i.e., investment risk, underwriting profitability, etc.) of the insurance subsidiaries.  As of June 30, 2015, the insurance subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

19.       Supplemental Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2015	2014
Interest paid	$439	$282
Dividends declared but not paid at end of period	151	16
Paid-in-kind dividends accrued during period	123	—

During the six months ended June 30, 2014, the Company converted the outstanding note payable issued to an executive to equity.  Refer to Note 16, Related Party Transactions.

20.       Segment Information

The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into two types of insurance businesses: commercial lines and personal lines. Within these two insurance businesses, the Company offers various insurance products.  Such insurance businesses are engaged in underwriting and marketing insurance coverages, and administering claims processing for such policies.

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision-making group in deciding how to allocate resources to its segments and in assessing its performance.  In assessing performance of its operating segments, the Company’s chief operating decision-making group, comprised of key senior executives, review a number of financial measures including gross written premiums, net earned premiums, and loss and loss adjustment expenses, net of reinsurance recoveries.  The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and loss adjustment expenses, policy acquisition costs and other underwriting and operating expenses of the operating segments.  Other underwriting and operating expenses include primarily compensation and related benefits for underwriting personnel, licensing of policy issuance and claims systems, rent and utilities.  The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents.  All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan and Pennsylvania. For the six months ended June 30, 2015 and 2014, gross written premiums attributable to these three states were 56% and 61%, respectively, of the Company’s total gross written premiums.

The commercial lines and personal lines accounted for approximately 68% and 32%, respectively, of net earned premiums for the six months ended June 30, 2015, and approximately 55% and 45%, respectively, of net earned premiums for the six months ended June 30, 2014.  Other income includes installment and policy fees charged to policyholders and commissions income from third party insurers on policies written through our agencies relating to our product lines.

The following provides a description of the Company’s two insurance businesses and product offerings within these businesses:

•                  Commercial lines—offers coverage for property, liability, automobile and other miscellaneous coverage primarily to owner-operated small and mid-sized businesses, professional organizations and hospitality businesses such as restaurant, bars and taverns.  Included within commercial insurance business are the following key products:

•                  Commercial multi-peril (“CMP”)—provides property and liability coverages in a package to the policyholder.

•                  Other liability—provides coverage for general liability and liquor liability on an individual policy.

•                  Automobile—provides coverage for commercial automobiles for businesses that supply to their employees company-owned vehicles.

•                  Other—includes primarily workers’ compensation coverage in narrowly selected areas.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

•                  Personal lines—offers coverage for low-value dwelling, wind-exposed homeowners and automobile. Included within personal insurance business are the following key products:

•                  Low-value dwelling (previously known as Midwest homeowners)—provides coverage for nonstandard homeowners insurance and dwelling fire insurance products (property and basic perils coverage only) located primarily in Indiana and Illinois.

•                  Wind-exposed homeowners (previously known as Specialty homeowners)—provides coverage in niche homeowners markets that have special risk characteristics, including coastal exposure to wind, located primarily in Florida, Hawaii and Texas.

•                  Automobile—provides coverage for nonstandard private passenger automobile insurance policies primarily for individuals located in Florida and Illinois.  Both the Florida and Illinois books of nonstandard auto business are currently in run-off.

The Company renamed Midwest homeowners to low-value dwelling as the Company began to enter into other geographic areas in the U.S. which target the niche, low-value dwelling market that is similar to the product offering within Midwest homeowners.  The Company also renamed specialty homeowners to wind-exposed homeowners to better describe the underlying business.

In addition to the reportable segments, the Company maintains a Corporate and Other category to reconcile segment results to the consolidated totals.  The Corporate and Other category includes: (i) corporate operating expenses such as salaries and related benefits of the Company’s executive management team and finance and information technology personnel, and other corporate headquarters expenses, (ii) interest expense on the Company’s senior debt obligations; (iii) depreciation and amortization on property and equipment, and (iv) all investment income activity.  All investment income activity is reported within net investment income and net realized investment gains on the consolidated statements of operations.  The Company’s assets on the consolidated balance sheet are not allocated to the reportable segments.

The following tables present information by reportable segment:

	Commercial Lines					Personal Lines
						Homeowners
Three Months Ended June 30, 2015	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$10,765	$4,297	$2,608	$656	$18,326	$1,460	$2,991	$282	$4,733	$—	$23,059
Net written premiums	$6,855	$3,474	$1,762	$433	$12,524	$984	$2,152	$282	$3,418	$—	$15,942
Net earned premiums	$6,465	$1,940	$1,751	$514	$10,670	$1,391	$2,194	$860	$4,445	$—	$15,115
Other income	271	48	6	—	325	52	32	24	108	47	480
Segment revenue	6,736	1,988	1,757	514	10,995	1,443	2,226	884	4,553	47	15,595
Loss and loss adjustment expenses, net	3,427	479	1,378	193	5,477	1,254	1,276	969	3,499	—	8,976
Policy acquisition costs	1,145	339	372	61	1,917	384	189	149	722	—	2,639
Operating expenses	869	189	102	51	1,211	84	120	6	210	2,198	3,619
Segment expense	5,441	1,007	1,852	305	8,605	1,722	1,585	1,124	4,431	2,198	15,234
Segment underwriting gain (loss)	$1,295	$981	$(95)	$209	$2,390	$(279)	$641	$(240)	$122	(2,151)	361
Investment income										469	469
Net realized investment gains										87	87
Interest expense										(239)	(239)
Income (loss) before income taxes										$(1,834)	$678

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

	Commercial Lines					Personal Lines
						Homeowners
Three Months Ended June 30, 2014	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$8,845	$2,137	$2,837	$652	$14,471	$2,069	$639	$1,822	$4,530	$—	$19,001
Net written premiums	$7,478	$1,929	$2,692	$595	$12,694	$1,775	$401	$1,822	$3,998	$—	$16,692
Net earned premiums	$5,740	$1,330	$964	$356	$8,390	$1,572	$806	$3,189	$5,567	$—	13,957
Other income	186	38	8	—	232	107	—	154	261	12	505
Segment revenue	5,926	1,368	972	356	8,622	1,679	806	3,343	5,828	12	14,462
Loss and loss adjustment expenses, net	3,262	261	829	270	4,622	2,147	488	2,429	5,064	—	9,686
Policy acquisition costs	1,458	340	243	72	2,113	485	267	654	1,406	—	3,519
Operating expenses	976	203	118	59	1,356	111	84	303	498	1,359	3,213
Segment expense	5,696	804	1,190	401	8,091	2,743	839	3,386	6,968	1,359	16,418
Segment underwriting gain (loss)	$230	$564	$(218)	$(45)	$531	$(1,064)	$(33)	$(43)	$(1,140)	(1,347)	(1,956)
Investment income										282	282
Net realized investment gains										81	81
Interest expense										(123)	(123)
Income (loss) before income taxes										$(1,107)	$(1,716)

	Commercial Lines					Personal Lines
						Homeowners
Six Months Ended June 30, 2015	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$20,427	$6,595	$5,284	$1,762	$34,068	$3,048	$6,058	$1,089	$10,195	$—	$44,263
Net written premiums	$12,673	$4,900	$3,577	$1,228	$22,378	$1,995	$4,146	$1,089	$7,230	$—	$29,608
Net earned premiums	$12,591	$3,162	$3,361	$1,044	$20,158	$2,879	$4,289	$2,282	$9,450	$—	$29,608
Other income	577	86	11	—	674	115	41	80	236	59	969
Segment revenue	13,168	3,248	3,372	1,044	20,832	2,994	4,330	2,362	9,686	59	30,577
Loss and loss adjustment expenses, net	7,207	933	2,443	211	10,794	2,126	2,158	2,468	6,752	—	17,546
Policy acquisition costs	2,264	547	702	142	3,655	778	414	387	1,579	—	5,234
Operating expenses	1,901	443	216	123	2,683	185	235	203	623	4,005	7,311
Segment expense	11,372	1,923	3,361	476	17,132	3,089	2,807	3,058	8,954	4,005	30,091
Segment underwriting gain (loss)	$1,796	$1,325	$11	$568	$3,700	$(95)	$1,523	$(696)	$732	(3,946)	486
Investment income										955	955
Net realized investment gains										232	232
Interest expense										(483)	(483)
Income (loss) before income taxes										$(3,242)	$1,190

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

	Commercial Lines					Personal Lines
						Homeowners
Six Months Ended June 30, 2014	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$15,111	$4,004	$4,247	$1,086	$24,448	$4,045	$3,061	$5,114	$12,220	$—	$36,668
Net written premiums	$13,103	$3,671	$4,050	$989	$21,813	$3,710	$2,764	$5,114	$11,588	$—	$33,401
Net earned premiums	$10,250	$2,455	$1,437	$610	$14,752	$2,955	$1,474	$7,451	$11,880	$—	$26,632
Other income	415	78	12	—	505	210	—	313	523	9	1,037
Segment revenue	10,665	2,533	1,449	610	15,257	3,165	1,474	7,764	12,403	9	27,669
Loss and loss adjustment expenses, net	8,153	696	965	431	10,245	3,480	748	5,789	10,017	—	20,262
Policy acquisition costs	2,685	638	376	107	3,806	879	494	1,571	2,944	—	6,750
Operating expenses	1,730	408	192	104	2,434	209	158	733	1,100	2,573	6,107
Segment expense	12,568	1,742	1,533	642	16,485	4,568	1,400	8,093	14,061	2,573	33,119
Segment underwriting gain (loss)	$(1,903)	$791	$(84)	$(32)	$(1,228)	$(1,403)	$74	$(329)	$(1,658)	(2,564)	(5,450)
Investment income										502	502
Net realized investment gains										172	172
Interest expense										(252)	(252)
Income (loss) before income taxes										$(2,142)	$(5,028)

In January 2015, the Company notified its insurance regulator in the State of Florida of its intent to stop writing nonstandard personal automobile policies.  The Company discontinued offering and writing new policies on January 27, 2015, but will continue to service existing policies, pay claims and perform other administrative services as needed until the run-off of the claims on such policies is complete.  In early 2014, the Company discontinued writing nonstandard personal automobile business in Illinois.  The Company has no plans to provide or write this insurance coverage in the future.  By the end of May 2015, this exited product line was solely in run-off.  The Company received approval to discontinue its offering of personal automobile insurance policies from the insurance regulators in April 2015, and had ceased all writings by June 1, 2015.  As of June 30, 2015, the Company had 1,268 automobile policies in force.  The personal automobile product line contributed $860 and $3,189 to net earned premiums and $(240) and $(43) to income (loss) before income taxes for the three months ended June 30, 2015 and 2014, respectively, and $2,282 and $7,451 to net earned premiums, and $(696) and $(329) to income (loss) before income taxes for the six months ended June 30, 2015 and 2014, respectively.

The decision to stop writing personal automobile policies is the result of the Company’s change in strategic positioning and its desire to increase its personal homeowners product line and pursue existing commercial line opportunities.

21.       Subsequent Events

2015 Omnibus Incentive Plan

On August 12, 2015, the Company issued an aggregate of 380,952 restricted stock units to executive officers and other employees to be settled in shares of common stock.  The total restricted stock units were valued at $4,000 on the date of grant.  The grant-date fair value was determined using the fair value of the Company’s common stock as of the grant date.  The awards vest in five annual installments, commencing on the first anniversary from the date of grant.  The Company will expense the grant date fair value of the restricted stock units as compensation expense on a straight-line basis over the requisite service period. Upon vesting, each restricted stock unit will convert into one share of common stock.

Amendment to Credit Agreement

On August 6, 2015, the Company entered into a third amendment to its Amended Credit Agreement (“Third Amendment”).  The Third Amendment, among other things, further revised the provision that the Company’s Chairman’s ownership interest shall not be less than 33%, or after consummation of an IPO, not less than 15%.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Repurchase of Preferred Stock and Sale of Common Stock

Following the closing of the Company’s IPO on August 18, 2015, the Company repurchased the outstanding shares of preferred stock.  In addition, certain of these preferred shareholders agreed to use such cash received to purchase shares of common stock at the IPO price.  Refer to Note 1, Description of Business, and Note 12, Redeemable Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our prospectus filed on August 13, 2015, with the Securities and Exchange Commission.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance.  Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek” and similar terms and phrases, or the negative thereof, may be used to identify forward-looking statements.

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information.  The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described elsewhere in this report (including Part II, Item 1A, “Risk Factors”) and subsequent reports filed with or furnished to the Securities and Exchange Commission.  Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines.  Our growth has been significant since our founding in 2009. We are authorized to write insurance as an excess and surplus lines carrier in 44 states, and we are licensed to write insurance in 28 states as an admitted carrier.  We currently offer our insurance products in 49 states.

Our revenues are primarily derived from premiums earned from our insurance operations.  We also generate other revenues through investment income and other income which consists of installment fees and policy issuance fees generally related to the policies we write.  Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions, and other underwriting and administrative expenses.  We organize our operations in two insurance businesses: commercial insurance lines and personal insurance lines.

Through our commercial insurance lines, we offer coverage for both commercial property and commercial liability.  Within these two main lines we offer coverage for property, commercial multi-peril as part of commercial property and general liability and liquor liability as a part of our commercial liability.  We also offer coverage for commercial automobiles and workers’ compensation.  Our insurance policies are sold to targeted small and mid-sized businesses on a single or multiple-coverage basis.

Through our personal insurance lines, we offer nonstandard homeowners insurance and dwelling fire insurance products to individuals in four states.  Our Midwest homeowners insurance line is comprised of dwelling insurance tailored for owners of lower valued homes, which we have historically offered in Illinois and Indiana.  We are now expanding into other regions of the U.S. and have renamed our Midwest homeowners line to “low-value dwelling.”  Our specialty homeowners products include wind-exposed homeowners coverage, including hurricane and wind coverage to underserved homeowners in Florida, Hawaii, and Texas.  We have renamed our specialty homeowners line to “wind-exposed homeowners.”  There has been no change in our approach to managing or evaluating these lines.

Net income for the six months ended June 30, 2015, was $1.1 million as compared to a net loss of $4.7 million for the same period in 2014.  The improved results were largely attributable to a significant reduction in weather-related loss in both the commercial multi-peril and the low-value dwelling line written in the Midwest.  The mix of business continues to evolve as well, with more homeowners business being generated in the wind-exposed line and less premium from the low-value dwelling in the Midwest.  We implemented underwriting, pricing and marketing changes to our low-value dwelling line in late 2014 that resulted in the termination of a number of low-producing agencies and we expect these changes to result in reduced premium volume, as well as improved results, in the near term.  There has also been growth in the other liability lines as our security services program began to ramp up.  We also continued to gain operational efficiencies as earned premiums grew at a faster rate than our general operating expenses, thereby lowering our expense ratio over time.

Our results for the three and six months ended June 30, 2015, reflect the continued expansion into our commercial lines and the repositioning of our personal lines.  Our commercial lines gross written premiums grew by 26.6% and 39.3% in the first three and six months of 2015, respectively, as compared to the same periods in 2014, all a result of organic growth.

Our personal lines gross written premiums declined in the first three months of 2015 as compared to the same period of 2014, however, began growing again in the three months ended June 30, 2015, as compared to the same period in 2014.  Gross written premiums decreased by $4.0 million in our nonstandard automobile lines and $1.0 million in our low-value dwelling written in the Midwest in the first six months of 2015, as compared to the same period in 2014.  The reduced premium volume was part of a plan to run-off the underperforming personal automobile business and de-emphasize low-value dwelling business written in the Midwest, which has also experienced higher loss ratios in recent years compared to our targets.  As part of our repositioning of the personal lines, we have recently started a program in the southeastern states to expand our low-value dwelling market.  Gross written premiums in our wind-exposed homeowners line have approximately doubled in the first six months of 2015, as compared to the same period in 2014, as we continue to expand in Florida and Hawaii.

Both commercial lines and personal lines showed significant improvement in underwriting results due to a number of positive factors: (1) less severe weather-related property losses in both the commercial multi-peril and low-value dwelling lines in the Midwest, (2) more earned premium covering a less variable cost structure, continuing to lower our expense ratio in successive quarters, and (3) an improved mix of business with a reduction in personal automobile and homeowners premiums written in the Midwest, and more wind-exposed homeowners, commercial multi-peril and other liability business that have historically run at lower loss ratios in general.  The personal automobile line contributed a loss of $696,000 to net income for the six months ended June 30, 2015, and as previously mentioned, is in run-off. The personal automobile line contributed 4.8 and 3.1 percentage points to the loss ratio for the three months ended March 31, 2015 and June 30, 2015, respectively.

The quota share reinsurance arrangement which cedes 25% of the majority of our business was in place through the first half of 2015 and negatively impacted our growth in net earned premiums, our loss ratio and our expense ratio.  The quota share reinsurance arrangement helped to support our growth before raising the capital in the initial public offering.  However, it added 1.6 percentage points to our combined ratio for the six months ended June 30, 2015, for a net reduction in net income of $736,000.  This agreement was terminated effective August 1, 2015, in anticipation of our initial public offering.

On August 18, 2015, we closed on our initial public offering, raising net proceeds of $30.6 million, after deducting offering expenses.  We used $17.0 million of the proceeds to pay down all of the revolving line of credit and $6.4 million to buy back all of the outstanding preferred stock.  The remaining $10.3 million ($7.2 million plus $3.1 million raised from preferred shareholders reinvesting their proceeds from the repurchase of the preferred shares into common shares at the IPO price), will be available to contribute capital to the insurance subsidiaries in order to support our growth initiatives, and other general corporate purposes.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table summarizes our operating results for the periods indicated:

Summary of Operating Results

	Three Months Ended June 30,		$	%
	2015	2014	Change	Change
	(dollars in thousands)
Gross written premiums	$23,059	$19,001	4,058	21.4%
Net written premiums	$15,942	$16,692	(750)	(4.5)%
Net earned premiums	$15,115	$13,957	1,158	8.3%
Other income	480	505	(25)	(5.0)%
Losses and loss adjustment expenses, net	8,976	9,686	(710)	(7.3)%
Policy acquisition costs	2,639	3,519	(880)	(25.0)%
Operating expenses	3,619	3,213	406	12.6%
Underwriting gain (loss)	361	(1,956)	2,317	*
Net investment income	469	282	187	66.3%
Net realized investment gains	87	81	6	7.4%
Interest expense	239	123	116	94.3%
Income (loss) before income taxes	678	(1,716)	2,394	*
Income tax expense (benefit)	48	(191)	239	*
Net income (loss)	$630	$(1,525)	2,155	*

GAAP Underwriting Ratios:
Loss ratio(1)	57.6%	67.0%
Expense ratio(2)	40.1%	46.5%
Combined ratio(3)	97.7%	113.5%

(1)                                 The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)                                 The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)                                 The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

*                                         Percentage change is not meaningful

Premiums

Our premiums are presented below for the three months ended June 30, 2015 and 2014:

Summary of Premium Revenue

	Three Months Ended June 30,		$	%
	2015	2014	Change	Change
	(dollars in thousands)
Gross Written Premiums
Commercial lines	$18,326	$14,471	$3,855	26.6%
Personal lines	4,733	4,530	203	4.5%
Total	$23,059	$19,001	$4,058	21.4%
Net Written Premiums
Commercial lines	$12,524	$12,694	$(170)	(1.3)%
Personal lines	3,418	3,998	(580)	(14.5)%
Total	$15,942	$16,692	$(750)	(4.5)%
Net Earned Premiums
Commercial lines	$10,670	$8,390	$2,280	27.2%
Personal lines	4,445	5,567	(1,122)	(20.2)%
Total	$15,115	$13,957	$1,158	8.3%

Gross written premiums increased 21% for the three month period ended June 30, 2015, as compared to the same period in 2014.  The increase was driven by continued growth in our commercial lines business. The premium growth in commercial lines in the second quarter ended June 30, 2015, reflects our continued execution of our growth initiatives in the niche commercial insurance markets.

Personal lines gross written premiums grew in the second quarter of 2015, as our wind-exposed homeowners business gained more traction and grew by $2.4 million, or 368%, in the second quarter of 2015, as compared to the second quarter of 2014.  The increase was mostly attributable to growth in the Florida and Hawaii markets.  The growth in the wind-exposed line was partially offset by a reduction in gross written premiums in both the personal automobile and the low-value dwelling lines (particularly those premiums written in the Midwest).

Net written premiums decreased for the three months ended June 30, 2015, as compared to the same period in 2014, despite the increase in gross written premiums largely due to the addition of a quota share reinsurance agreement that we entered into on December 31, 2014.  Under this arrangement 25% of the majority of our premiums, net of other reinsurance, was ceded in order to provide better leverage ratios for our financial strength ratings.  The agreement also provided for the reinsurer to pay us a 37% ceding commission.  As a result, $4.1 million of gross written premiums were ceded under the quota share arrangement for the three months ended June 30, 2015.  Almost all of our business lines were covered under in this agreement, other than the Florida homeowners and the personal automobile business.  We terminated the quota share arrangement on August 1, 2015, as we believe that we will no longer need the leverage support of this reinsurance arrangement due to the added capital raised from our initial public offering.  The quota share arrangement increased the combined ratio for the three months ended June 30, 2015, by 1.1 percentage points.

Ceded earned premiums as a percent of gross earned premiums were 32% for the second quarter of 2015, as compared to 14% for the same period in 2014.  The increase in the ceded earned premium rate was primarily attributable to the quota share reinsurance arrangement.

Earned premiums are earned ratably over the term of the policy, whereas written premiums are reflected on the effective date of the policy. All commercial lines and homeowners products have annual policies, under which premiums are earned evenly over one year.  Almost all personal automobile policies are six month term policies under which premiums are earned evenly over a six month period.  The resulting net earned premiums are impacted by the gross and ceded written premiums, earned ratably over time.

Other income

Substantially all other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs.  The decreases in other income for the three month period ended June 30, 2015, as compared to the same period in 2014, were due to reduced premium volume in our personal automobile and low-value dwelling lines.  The reduction in other income from the personal lines business was partially offset by an increase in other income in the commercial lines business.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended June 30, 2015 and 2014.

Three months ended June 30, 2015	Commercial Lines	Personal Lines	Total
	(dollars in thousands)
Accident year net losses and LAE	$5,543	$3,262	$8,805
Net (favorable) adverse development	(66)	237	171
Calendar year net loss and LAE	$5,477	$3,499	$8,976

Accident year loss ratio	50.4%	71.6%	56.5%
Net (favorable) adverse development	(0.6)%	5.3%	1.1%
Calendar year loss ratio	49.8%	76.9%	57.6%

Three months ended June 30, 2014	Commercial Lines	Personal Lines	Total
	(dollars in thousands)
Accident year net losses and LAE	$5,568	$4,648	$10,216
Net (favorable) adverse development	(946)	416	(530)
Calendar year net loss and LAE	$4,622	$5,064	$9,686

Accident year loss ratio	64.6%	79.8%	70.6%
Net (favorable) adverse development	(11.0)%	7.1%	(3.6)%
Calendar year loss ratio	53.6%	86.9%	67.0%

Net losses and LAE decreased by $0.7 million for the three months ended June 30, 2015, as compared to the same period in 2014.  The decrease in our net losses and LAE was attributable to a number of factors, including a significant reduction in weather-related property losses which were historically high in 2014, a decrease in losses in low-value dwelling resulting from our underwriting changes in late 2014, a reduction of nonstandard automobile-related losses as that line of business is in run-off and an increase in ceded losses under the quota share reinsurance agreement.  Partially offsetting these items were increases to net losses and LAE due to increases in the overall growth of our business.

The calendar year loss ratios were 57.6% and 67.0% for the three months ended June 30, 2015 and 2014, respectively.  The decrease in the loss ratio was mainly the result of lower losses in the low-value dwelling and commercial multi-peril lines.  Both lines experienced losses that were historically higher in 2014 due to weather-related property damage.  In addition, the mix of business continues to evolve as our lines of business with historically lower overall loss ratios increase (such as wind-exposed homeowners, and commercial liability lines), and the historically higher loss ratio business declines (such as low-value dwelling in the Midwest and nonstandard automobile).

Overall reserve development on prior accident years in the second quarter of 2015 was unfavorable by $171,000.  In the second quarter of 2015, there was $270,000 and $95,000 of favorable reserve development in the commercial multi-peril and other liability lines, respectively.  There was $340,000 and $262,000 of adverse reserve development in the commercial automobile and personal automobile lines, respectively.  Total reserve development on prior accident years in the second quarter of 2014 was favorable by $530,000.  In second quarter of 2014, there was $739,000 and $241,000 of favorable reserve development in the commercial multi-peril and other liability lines, respectively.  This was partially offset by $307,000 of adverse development in our low-value dwelling line.

Losses and LAE ceded under the quota share reinsurance agreement for the three months ended June 30, 2015 were $2.2 million, as compared to $0 for the same period in 2014.  The quota share reinsurance agreement contributed 0.4 percentage points to the loss ratio for the three months ended June 30, 2015.

Expense Ratio

Our expense ratio is calculated by dividing the sum of policy acquisition costs and other underwriting and operating expenses by the sum of net earned premiums and other income.  We use the expense ratio to evaluate the operating efficiency of our consolidated operations and each segment.  Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate and Other for segment reporting purposes.

The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2015	2014
Commercial Lines
Policy acquisition costs	17.4%	24.5%
Operating expenses	11.0%	15.7%
Total	28.4%	40.2%

Personal Lines
Policy acquisition costs	15.9%	24.1%
Operating expenses	4.6%	8.6%
Total	20.5%	32.7%

Corporate and Other
Operating expenses	14.1%	9.4%
Total	14.1%	9.4%

Consolidated
Policy acquisition costs	16.9%	24.3%
Operating expenses	23.2%	22.2%
Total	40.1%	46.5%

Our expense ratio decreased 6.4 percentage points in the three months ended June 30, 2015, as compared to the same period in 2014.  The reduction in the expense ratio was due to our premium volume growth exceeding the increase in the cost of our infrastructure.  The improved efficiency was partly offset by the impact of the quota share reinsurance agreement, which reduced net earned premiums by $4.0 million for the three months ended June 30, 2015.  While the cost of the quota share was mostly offset by a ceding commission, it was not entirely offset and it increased the expense ratio by 0.6 percentage points in the three months ended June 30, 2015.

Policy Acquisition Costs

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  The percentage of policy acquisition costs to net earned premiums and other income was 16.9% and 24.3% for the three months ended June 30, 2015 and 2014, respectively.  The reduction in the ratio was primarily due to the impact of the quota share reinsurance agreement.  The quota share reinsurance agreement includes a ceding commission equal to 37.0% of the ceded premiums.  The ceding commission was recorded as a reduction to deferred policy acquisition costs and charged to expense as an offset to our direct costs in proportion to premium earned.  The ceding commission recorded in the three months ended June 30, 2015, was $1.5 million.  To a lesser extent, policy acquisition costs were also reduced by the change in the mix of business.  The Illinois automobile business, which had a high acquisition cost ratio, went into run-off in early 2014.  Now that it has substantially run-off, there are no more acquisition costs from this line.

Operating Expenses

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income was 23.2% and 22.2% for the three months ended June 30, 2015 and 2014, respectively.  The increased ratio was due to the quota share reinsurance agreement which lowered net earned premiums.  Before the impact of the quota share reinsurance, this ratio was 18.4% and 22.2%, for the second quarter of 2015 and 2014, respectively.  The operating expense ratio (excluding the impact of the quota share reinsurance) is lower as premiums earned increased on a less variable expense structure.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the three months ended June 30, 2015 and 2014:

Underwriting Gain (Loss)

	Three Months Ended June 30,		$	%
	2015	2014	Change	Change
	(dollars in thousands)

Commercial Lines
Commercial multi-peril	$1,295	$230	$1,065	463%
Other liability	981	564	417	74%
Commercial automobile	(95)	(218)	123	(56)%
Other	209	(45)	254	*
Total	2,390	531	1,859	350%

Personal Lines
Low-value dwelling	(279)	(1,064)	785	(74)%
Wind-exposed homeowners	641	(33)	674	*
Personal automobile	(240)	(43)	(197)	*
Total	122	(1,140)	1,262	*

Corporate and Other	(2,151)	(1,347)	(804)	60%
Total	$361	$(1,956)	$2,317	*

*   Percentage change is not meaningful

Investment Income

Net investment income increased by $187,000 for the three months ended June 30, 2015, as compared to 2014, primarily from the growth of the investment portfolio.  Average invested assets for the second quarter of 2015 was $106.8 million as compared to $65.2 million in 2014, an increase of $41.6 million, or 64%.  The increase in the portfolio was primarily due to the Company raising additional capital of $28.5 million from sales of common stock and $6.1 million from sales of preferred stock.  The Company also increased borrowings on senior debt by $14.5 million which, in conjunction with the stock raises, was primarily used to contribute capital to the insurance subsidiaries to support their growth initiatives.  These funds were then invested in the investment portfolios held by the insurance subsidiaries.

The portfolio’s average quality was AA at June 30, 2015.  The portfolio produced a tax equivalent book yield of 2.19% for the six months ended June 30, 2015 and 2014.  The average duration of the fixed maturity portfolio decreased slightly to 3.5 years at June 30, 2015, compared to 3.6 years at June 30, 2014, as a result of reinvestment activity.

Interest Expense

Interest expense was $239,000 and $123,000 for the three months ended June 30, 2015 and 2014, respectively.  In September 2014, the Company entered into an amendment to its credit agreement to provide for a five-year term loan of $7.5 million and increased the commitment under its credit facility from $10 million to $17.5 million.  Interest expense increased due to the additional outstanding debt which was $27.5 million and $12.6 million at June 30, 2015 and 2014, respectively.  The additional borrowings were contributed to the insurance companies to allow for further growth and fund current operations.

Income Tax Expense

We established a valuation allowance against 100% of the net deferred tax assets at June 30, 2015 and 2014.  Due to the valuation allowance offsetting the net operating loss carryforwards, we expect no material income tax expense to be generated on our pre-tax income throughout 2015.  For the three months ended June 30, 2015, the income tax expense of $48,000 relates to income in consolidated noncontrolling interest which is not consolidated with our federal tax returns.  The income tax benefit of $191,000 for the three months ended June 30, 2014, related to the impact of changes to net unrealized gains during the quarter which tax effect was included in the change in other comprehensive income and the corresponding change to the valuation allowance was reflected in the consolidated statement of operations as a deferred tax benefit.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table summarizes our operating results for the periods indicated:

Summary of Operating Results

	Six Months Ended June 30,		$	%
	2015	2014	Change	Change
	(dollars in thousands)
Gross written premiums	$44,263	$36,668	7,595	20.7%
Net written premiums	$29,608	$33,401	(3,793)	(11.4)%

Net earned premiums	$29,608	$26,632	2,976	11.2%
Other income	969	1,037	(68)	(6.6)%
Losses and loss adjustment expenses, net	17,546	20,262	(2,716)	(13.4)%
Policy acquisition costs	5,234	6,750	(1,516)	(22.5)%
Operating expenses	7,311	6,107	1,204	19.7%
Underwriting gain (loss)	486	(5,450)	5,936	*
Net investment income	955	502	453	90.2%
Net realized investment gains	232	172	60	34.9%
Interest expense	483	252	231	91.7%
Income (loss) before income taxes	1,190	(5,028)	6,218	*
Income tax expense (benefit)	48	(309)	357	*
Net income (loss)	$1,142	$(4,719)	5,861	*

GAAP Underwriting Ratios:
Loss ratio	57.4%	73.2%
Expense ratio	41.0%	46.5%
Combined ratio	98.4%	119.7%

*                 Percentage change is not meaningful

Premiums

Our premiums are presented below for the six months ended June 30, 2015 and 2014:

Summary of Premium Revenue

	Six Months Ended June 30,		$	%
	2015	2014	Change	Change
	(dollars in thousands)

Gross Written Premiums
Commercial lines	$34,068	$24,448	$9,620	39.3%
Personal lines	10,195	12,220	(2,025)	(16.6)%
Total	$44,263	$36,668	$7,595	20.7%

Net Written Premiums
Commercial lines	$22,378	$21,813	$565	2.6%
Personal lines	7,230	11,588	(4,358)	(37.6)%
Total	$29,608	$33,401	$(3,793)	(11.4)%

Net Earned Premiums
Commercial lines	$20,158	$14,752	$5,406	36.6%
Personal lines	9,450	11,880	(2,430)	(20.5)
Total	$29,608	$26,632	2,976	11.2%

Gross written premiums increased 21% for the six month period ended June 30, 2015, as compared to the same period in 2014.  The increase was driven by continued growth in our commercial lines business, which was partially offset by a decrease in our personal lines.  The premium growth in our commercial lines in the six months ended June 30, 2015, reflects our continued execution of our growth initiatives in the niche commercial insurance markets.

The decrease in premiums in our personal lines for the six months ended June 30, 2015, as compared to the same period in 2014, was primarily due to the exiting of our personal automobile line product and the underwriting and marketing changes made to our low-value dwelling line in late 2014.  Low-value dwelling gross written premiums were $3.0 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of $1.0 million, or 25%.  Personal automobile gross written premiums were $1.1 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of $4.0 million, or 79%.  There will be no written premiums in the nonstandard automobile lines after June 2015.

Net written premiums decreased for the six months ended June 30, 2015, as compared to the same periods in 2014, despite the increase in gross written premiums due to the addition of a quota share reinsurance agreement that we entered into on December 31, 2014.  As a result, $9.0 million of premiums were ceded under the quota share arrangement for the six months ended June 30, 2015.  The quota share arrangement increased the combined ratio for the six months ended June 30, 2015 by 1.6 percentage points.

Ceded earned premiums as a percent of gross earned premiums were 31% for the six months ended June 30, 2015, as compared to 13% for the same period in 2014.  The increase in the ceded earned premium rate was primarily attributable to the quota share reinsurance agreement.

Other income

The decrease in other income for the six months ended June 30, 2015, as compared to the same period in 2014, was due to reduced premium volume in our personal automobile and low-value dwelling lines.  The reduction in other income from the personal lines business was partially offset by an increase in other income in the commercial lines business.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the six months ended June 30, 2015 and 2014.

Six months ended June 30, 2015	Commercial Lines	Personal Lines	Total
	(dollars in thousands)

Accident year net losses and LAE	$10,917	$6,423	$17,340
Net (favorable) adverse development	(123)	329	206
Calendar year net loss and LAE	$10,794	$6,752	$17,546

Accident year loss ratio	52.4%	66.3%	56.7%
Net (favorable) adverse development	(0.6)%	3.4%	0.7%
Calendar year loss ratio	51.8%	69.7%	57.4%

Six months ended June 30, 2014	Commercial Lines	Personal Lines	Total
	(dollars in thousands)

Accident year net losses and LAE	$11,467	$9,767	$21,234
Net (favorable) adverse development	(1,222)	250	(972)
Calendar year net loss and LAE	$10,245	$10,017	$20,262

Accident year loss ratio	75.2%	78.7%	76.7%
Net (favorable) adverse development	(8.1)%	2.1%	(3.5)%
Calendar year loss ratio	67.1%	80.8%	73.2%

Net losses and LAE decreased by $2.7 million for the six months ended June 30, 2015, as compared to the same period in 2014.  Decreases in our net losses and LAE were attributable to a number of factors, including a significant reduction in weather-related property losses which were historically high in 2014, a $1.4 million decrease in losses in low-value dwelling (resulting from our underwriting changes in late 2014 and fewer weather-related losses), a $3.3 million reduction of nonstandard automobile losses as that line of business is in run-off and an increase in ceded losses under the quota share reinsurance agreement.  Partially offsetting these items were increases to net losses and LAE due to increases in the overall growth of our business.

The calendar year loss ratios were 57.4% and 73.2% for the six months ended June 30, 2015 and 2014, respectively.  The decrease in the loss ratio was mainly the result of lower losses in the low-value dwelling and commercial multi-peril lines. Both lines experienced losses that were historically higher in 2014 due to weather-related property damage.  In addition, the mix of business continues to evolve as our lines of business with historically lower overall loss ratios increase (such as wind-exposed homeowners, and commercial liability lines), and the historically higher loss ratio business declines (such as low-value dwelling in the Midwest and nonstandard automobile).

Losses and LAE ceded under the quota share reinsurance agreement for the six months ended June 30, 2015, were $4.3 million, as compared to $0 for the same period in 2014.  The quota share reinsurance agreement contributed 0.8 percentage points to the loss ratio for the six months ended June 30, 2015.

Overall reserve development on prior accident years in the first six months of 2015 was unfavorable by $206,000.  In the six months ended June 30, 2015, there was favorable reserve development of $274,000, $136,000 and $248,000 in the commercial multi-peril, other liability and workers’ compensation lines, respectively, which was partially offset by adverse development of $331,000 and $535,000 in the personal automobile and commercial automobile lines, respectively.  Total prior-year reserve development in the first six months of 2014 was favorable by $972,000.  In the first six months of 2014, there was favorable reserve development of $786,000, $390,000 and $88,000 in the commercial multi-peril, other liability, and workers’ compensation lines, respectively, partially offset by $432,000 and $42,000 of adverse reserve development in the low-value dwelling and commercial automobile lines, respectively.

Expense Ratio

Our expense ratio is calculated by dividing the sum of policy acquisition costs and other underwriting and operating expenses by the sum of net earned premiums and other income.  We use the expense ratio to evaluate the operating efficiency of our consolidated operations and each segment.  Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate and Other for segment reporting purposes.

The table below provides the expense ratio by major component.

	Six Months Ended June 30,
	2015	2014
Commercial Lines
Policy acquisition costs	17.5%	24.9%
Operating expenses	12.9%	16.0%
Total	30.4%	40.9%

Personal Lines
Policy acquisition costs	16.3%	23.7%
Operating expenses	6.4%	8.9%
Total	22.7%	32.6%

Corporate and Other
Operating expenses	13.1%	9.3%
Total	13.1%	9.3%

Consolidated
Policy acquisition costs	17.1%	24.4%
Operating expenses	23.9%	22.1%
Total	41.0%	46.5%

Our expense ratio decreased 5.5 percentage points in the six months ended June 30, 2015, as compared to the same period in 2014.  The reduction in the expense ratio was due to our premium volume growth exceeding the increase in the cost of our infrastructure.  The improved efficiency was partly offset by the impact of the quota share reinsurance agreement, which reduced net earned premiums by $7.9 million for the six months ended June 30, 2015.  While the cost of the quota share was mostly offset by a ceding commission, it was not entirely offset and it increased the expense ratio by 0.8 percentage points in the six months ended June 30, 2015.

Policy Acquisition Costs

The percentage of policy acquisition costs to net earned premiums and other income was 17.1% and 24.4% for the six months ended June 30, 2015 and 2014, respectively.  The reduction in the ratio was primarily due to the impact of the quota share reinsurance agreement.  The quota share reinsurance agreement includes a ceding commission equal to 37.0% of the ceded premiums.  The ceding commission was recorded as a reduction to deferred policy acquisition costs and charged to expense as an offset to our direct costs in proportion to premium earned.  The ceding commission recorded in the six months ended June 30, 2015 was $2.9 million.  To a lesser extent, policy acquisition costs were also reduced by the change in the mix of business.  The Illinois automobile business, which had a high acquisition cost ratio, went into run-off in early 2014.  Now that it has substantially run-off, there are no more acquisition costs from this line.

Operating Expenses

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income was 23.9% and 22.1% for the six months ended June 30, 2015 and 2014, respectively.  The increased ratio was mostly due to the quota share reinsurance agreement which lowered net earned premiums.  Before the impact of the quota share reinsurance, this ratio was 19.0% and 22.1%, respectively.  The operating expense ratio (excluding the impact of the quota share reinsurance) is lower as premiums earned increased on a less variable expense structure.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the six months ended June 30, 2015 and 2014:

Underwriting Gain (Loss)

	Six Months Ended June 30,		$	%
	2015	2014	Change	Change
	(dollars in thousands)

Commercial Lines
Commercial multi-peril	$1,796	$(1,903)	$3,699	*
Other liability	1,325	791	534	68%
Commercial automobile	11	(84)	95	*
Other	568	(32)	600	*
Total	3,700	(1,228)	4,928	*

Personal Lines
Low-value dwelling	(95)	(1,403)	1,308	(93)%
Wind-exposed homeowners	1,523	74	1,449	*
Personal automobile	(696)	(329)	(367)	*
Total	732	(1,658)	2,390	*

Corporate and Other	(3,946)	(2,564)	(1,382)	54%
Total	$486	$(5,450)	$5,936	*

*   Percentage change is not meaningful

Investment Income

Net investment income increased by $453,000 for the six months ended June 30, 2015, as compared to the same period in 2014, primarily from the growth of the investment portfolio.  Average invested assets through the second quarter of 2015 were $94.9 million as compared to $62.7 million in 2014, an increase of $32.2 million, or 51%.

Interest Expense

Interest expense was $483,000 and $252,000 for the six months ended June 30, 2015 and 2014, respectively.  Interest expense increased due to the additional outstanding debt described above.

Income Tax Expense

For the six months ended June 30, 2015, the income tax expense of $48,000 relates to income in consolidated noncontrolling interest which is not consolidated with our federal tax returns.  The income tax benefit of $309,000 for the six months ended June 30, 2014, relates to the impact of changes to net unrealized gains during the quarter which tax effect was included in the change in other comprehensive income and the corresponding change to the valuation allowance was reflected in the consolidated statement of operations as a deferred tax benefit.

Liquidity and Capital Resources

Sources and Uses of Funds

On August 18, 2015, the Company completed its initial public offering (‘IPO”) in which it issued and sold 3,300,000 shares of common stock at a public offering price of $10.50 per share.  The Company received net proceeds of $30.6 million after deducting underwriting discounts and commissions of $2.4 million and other offering expenses of $1.6 million.

At June 30, 2015, we had $14.8 million in cash and short-term investments.  Our principal sources of funds are from insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, short-term investments and investment securities balances, along with the remaining funds from our offering, and the availability under our revolving credit line, will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our insurance subsidiaries.  Our ability to service debt, pay administrative expenses and pay dividends to shareholders is primarily reliant upon our intercompany service fees paid by the insurance subsidiaries to the holding company for management, administrative, and information technology services provided to the insurance subsidiaries by the holding company.  Secondarily, the holding company may receive dividends from the insurance subsidiaries, however this is not the primary means in which the holding company supports it funding.  State insurance laws restrict the ability of our insurance subsidiaries to declare dividends to the holding company.  Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no ordinary dividends paid from our insurance subsidiaries during the three and six months ended June 30, 2015.

We intend to contribute a portion of the net proceeds that we have received from our IPO to our insurance subsidiaries which will increase their statutory surplus levels.  We expect that this will provide the necessary statutory capital to support our premium volume growth over the next two years.

Cash Flows

Operating Activities.  Cash used in operating activities for the six months ended June 30, 2015, was $4.9 million as compared to $1.5 million for the same period in 2014.  The increase in cash used in operations was attributable to $9.0 million of ceded premiums paid on the quota share reinsurance agreement entered into on December 31, 2014.  Increases in gross written premiums and shifts in the premium mix offset the increase in ceded premiums and increased deferred acquisition costs over the prior year.

Investing Activities.  Cash used in investing activities for the six months ended June 30, 2015, was $4.3 million as compared to $10.6 million for the same period in 2014.  We continue to invest in additional securities as premiums are collected faster than claims are paid out.  In the first six months of 2015, we invested $14.7 million in fixed maturities and sold $10.5 million of short-term investments.

Financing Activities.  Cash used in financing activities for the six months ended June 30, 2015, was $0.8 million as compared to cash provided from financing activities of $8.3 million for the same period in 2014.  During the six months ended June 30, 2015, we borrowed $900,000 on our revolving line of credit for working capital requirements and made payments on the short-term borrowing of $250,000.  Additionally, in January 2015, we received $750,000 from the sale of 55,029 shares of common stock to a Vice-President of the Company.

During the six months ended June 30, 2014, we initiated certain capital raising activities whereby shares of common stock, totaling 682,349, were sold to third-party investors, members of the board of directors, executives management and employees, along with their relatives, for cash proceeds of $8.3 million, and shares of preferred stock, totaling 64,000, were sold to third-party investors for cash proceeds of $640,000.

Capital Resources

On July 22, 2015, the board of directors approved a stock split in the form of a stock dividend of 10.2 shares for each share of common stock which was effectuated immediately prior to the effectiveness of our IPO.  Following the closing of the IPO, we have 7,644,492 shares of common stock outstanding.

Prior to our IPO, the Company generated funds through private issuances of equity.  In the latter half of 2014, the Company received proceeds of $6.1 million through the issuance of 60,600 shares of preferred shares.  The holders of the preferred stock were entitled to interest earned at an annual rate of 10% based on the original purchase price payable quarterly and paid-in-kind dividends that accrued at an annual rate of 4% on a cumulative basis.  Immediately following the closing of our IPO, the Company repurchased all of its issued and outstanding shares of preferred stock, plus accrued unpaid preferred dividends, with $6.3 million of the IPO proceeds.  Immediately following the repurchase, certain preferred shareholders purchased 294,481 shares of our common stock at $10.50 per share in a private placement, resulting in cash proceeds received of $3.1 million.  After our IPO, there are no shares of preferred stock outstanding and as a result, the Company’s contractual obligation to pay preferred dividends terminated.

Immediately following the closing of our IPO, our authorized capital stock consisted of 100 million shares common stock, no par value per share, and 10 million shares of preferred stock, undesignated.

Outstanding Debt

We are party to a $30.0 million senior credit facility with Comerica Bank which currently consists of a $7.5 million five-year term note, a $5.0 million five-year term note and a $17.5 million revolving line of credit expiring on August 1, 2016.  Our total senior debt at June 30, 2015 was $27.5 million.

The senior credit facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums-to-capital and surplus ratios, fixed-charge coverage ratio, certain other metrics as defined by the NAIC, such as IRIS ratios and risk-based capital ratios, and A.M. Best ratings of its insurance subsidiaries.  In 2015, the Company entered into amendments to its senior credit facility which revised the minimum threshold of the Company’s Chairman’s ownership interests to 20% (currently 15% after an additional amendment in August 2015) after consummation of an IPO.  As of June 30, 2015, the Company was in compliance with all of its financial covenants.

All outstanding borrowings of $17.1 million under the revolving credit line were repaid from the proceeds received from the Company’s IPO in August 2015.  Our minimum principal and interest payments on our senior debt for the remaining half of 2015 is estimated at $1,166 with the following for 2016-2017, $4,997 and 2018-2019, $4,918.

Critical Accounting Policies and Estimates

The management’s discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses.  In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances.  Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.  During the six months ended June 30, 2015, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on August 13, 2015.

Recently Issued Accounting Pronouncements

Refer to Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.

Interest Rate Risk

Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates.  In addition, some of our fixed-income securities have call or prepayment options.  This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates.  We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The effective duration of our portfolio as of June 30, 2015, was approximately 3.5 years.

The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of June 30, 2015.

The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of June 30, 2015	Estimated Fair Value	Change in Fair Value	Fair Value	Shareholders’ Equity
	(dollars in thousands)

200 basis point increase	$97,370	$(7,138)	(6.8)%	(13.9)%
100 basis point increase	$100,871	$(3,637)	(3.5)%	(7.1)%
No change	$104,508	—	—	—
100 basis point decrease	$107,487	$2,978	2.9%	5.8%
200 basis point decrease	$109,274	$4,766	4.6%	9.3%

Credit Risk

An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities. In addition, we comply with applicable statutory requirements which limit the portion of our total investment portfolio that we can invest in any one security.

We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. To mitigate our credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition throughout the duration of our agreements.

At June 30, 2015, the net amounts due us, including prepaid reinsurance, from reinsurers was $16.9 million. We believe all amounts recorded as due from reinsurers are recoverable.

Effects of Inflation

We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claims costs. We consider the effects of inflation in pricing and estimating reserves for unpaid losses and loss adjustment expenses. The actual effects of inflation on our results are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to a long-term upward trend in the cost of judicial awards for damages.

ITEM 4. CONTROLS AND PROCEDURES

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe as specified in the SEC’s rules and forms of the Securities and Exchange Commission.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. The Company believes that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 1A.  RISK FACTORS

During the quarter ended June 30, 2015, there were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the Registration Statement on Form S-1 (Amendment No. 3) filed on August 12, 2015 with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In a private placement transaction, the previous holders of 29,550 shares of our preferred stock agreed to use the proceeds from the sale of these shares, including dividend payments, of $3.1 million, to purchase from us, on the closing of our initial public offering shares of our common stock.  We issued on the closing date a total of 294,481 shares of common stock at $10.50 per share to these former holders of preferred stock in return for proceeds to us of $3.2 million.  The issuances of common stock to the previous holders of shares of preferred stock were exempt from the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder exempting transactions by an issuer not involving any public offering.

Use of Proceeds from Initial Public Offering

The Registration Statement on Form S-1 (File No. 333-205448) for the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on August 12, 2015. The Registration Statement on Form S-1 registered an aggregate of 3,565,000 shares of our common stock, including 465,000 shares of common stock registered to cover in full over-allotments by the underwriters.  On August 18, 2015, we closed our initial public offering whereby 3,300,000 shares of our common stock were sold, which included 200,000 shares from the underwriters’ partial exercise of their overallotment option and the sale of 100,000 shares to James G. Petcoff, our Chief Executive Officer, at a public offering price of $10.50 per share.  Upon completion of the sale of the shares of our common stock, referenced in the preceding sentence, the initial public offering terminated.

The managing underwriters of the initial public offering were BMO Capital Markets Corp. and Raymond James & Associates. The Company paid to the underwriters of the initial public offering underwriting discounts and commissions totaling approximately $2.4 million. In addition, we incurred expenses of approximately $1.6 million which, when added to the underwriting discounts and commissions, amounted to total expenses of approximately $4.0 million. Thus, the net offering proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately $30.6 million to the Company.

A portion of the net proceeds from the initial public offering was used to repay indebtedness under the Company’s revolving credit agreement with Comerica Bank in the amount of $17.0 million.  Additionally, the Company repurchased 60,600 shares of its outstanding preferred stock, including payment of accrued and unpaid preferred stock dividends, from the use of $6.4 million of the net proceeds from the initial public offering as required pursuant to agreements entered into on or before July 1, 2015.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on August 13, 2015 pursuant to Rule 424(b)(4).

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1.1	First Amendment to Amended and Restated Credit Agreement and Waiver, dated as of May 4, 2015 between the Company and Comerica Bank, N.A	S-1		10.1.2	July 2, 2015

10.1.2	Second Amendment to Amended and Restated Credit Agreement, dated as of June 29, 2015 between the Company and Comerica Bank, N.A.	S-1/A		10.1.3	July 30, 2015

10.1.3	Third Amendment to Amended and Restated Credit Agreement and Consent dated as of August 6, 2015 between the Company and Comerica Bank, N.A.

10.2*	Form of Restricted Stock Unit Award Agreement (2015 Omnibus Incentive Plan)

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1**	Section 906 Certification — CEO

32.2**	Section 906 Certification — CFO

* Indicates a management contract or compensatory plan or arrangement.

** This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONIFER HOLDINGS, INC.

By:	/s/ Harold J. Meloche
Harold J. Meloche
Chief Financial Officer,
Principal Financial Officer,
Principal Accounting Officer

Dated:   September 14, 2015