Form 10-Q/A
period 2015-06-30
Conifer Holdings, Inc.
filed 2015-10-13
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, no par value, as of October 8, 2015 was 7,644,492.

EXPLANATORY NOTE

Conifer Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, which was originally filed with the Securities and Exchange Commission on September 14, 2015 (the “Original Report”).

The Company is filing this Amendment for the sole purpose to submit the XBRL files as Exhibit 101 as permitted by the grace period rules.

Except as described above, the Original Report has not been amended, updated or otherwise modified.

Part II

Item 6.	EXHIBITS
		Previously Included or Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

31.1	Section 302 Certification — CEO	10-Q	June 30, 2015	31.1	September 14, 2015
31.2	Section 302 Certification — CFO	10-Q	June 30, 2015	31.2	September 14, 2015
32.1**	Section 906 Certification — CEO	10-Q	June 30, 2015	32.1	September 14, 2015
32.2**	Section 906 Certification — CFO	10-Q	June 30, 2015	32.2	September 14, 2015
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Chief Financial Officer

Dated:     October 13, 2015