Form 10-Q
period 2015-09-30
Conifer Holdings, Inc.
filed 2015-11-10
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 6, 2015, was 7,644,492.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Investment securities:
Fixed maturity securities, at fair value (amortized cost of $96,983 and $83,768, respectively)	$97,566	$84,405
Equity securities, at fair value (cost of $3,324 and $2,965, respectively)	4,030	4,084
Short-term investments, at cost or amortized cost (approximates fair value)	6,537	16,749
Total investments	108,133	105,238

Cash	13,581	18,488
Premiums and agents' balances receivable, net	17,323	14,478
Receivable from affiliate	1,599	-
Reinsurance recoverables on unpaid losses	5,069	3,224
Reinsurance recoverables on paid losses	2,202	1,915
Ceded unearned premiums	8,293	9,510
Deferred policy acquisition costs	11,582	5,679
Intangible assets, net	947	1,171
Goodwill	485	1,104
Other assets	3,411	2,931
Total assets	$172,625	$163,738

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$32,595	$31,531
Unearned premiums	45,683	43,381
Reinsurance premiums payable	998	7,069
Senior debt	9,750	27,562
Accounts payable and accrued expenses	2,762	2,521
Other liabilities	673	1,396
Total liabilities	92,461	113,460

Redeemable preferred stock (0 and 1,000,000 shares authorized; 0 and 60,600 shares issued and outstanding, respectively)	-	6,119

Shareholders' equity:
Common stock, no par value (100,000,000 and 12,240,000 shares authorized; 7,644,492 and 3,995,013 issued and outstanding, respectively)	80,199	46,119
Accumulated deficit	(727)	(3,095)
Accumulated other comprehensive income	692	1,158
Total shareholders' equity attributable to Conifer	80,164	44,182
Noncontrolling interest	-	(23)
Total shareholders' equity	80,164	44,159
Total liabilities and shareholders' equity	$172,625	$163,738

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue
Premiums
Gross earned premiums	$23,042	$17,248	$66,203	$47,868
Ceded earned premiums	(5,159)	(2,677)	(18,712)	(6,665)
Net earned premiums	17,883	14,571	47,491	41,203
Net investment income	505	321	1,460	823
Net realized investment gains	6	94	238	266
Other gains	104	-	104	-
Other income	523	387	1,492	1,424
Total revenue	19,021	15,373	50,785	43,716

Expenses
Losses and loss adjustment expenses, net	9,813	10,215	27,359	30,477
Policy acquisition costs	4,605	3,738	9,839	10,488
Operating expenses	3,325	3,433	10,636	9,540
Interest expense	181	108	664	360
Total expenses	17,924	17,494	48,498	50,865

Income (loss) before income taxes	1,097	(2,121)	2,287	(7,149)
Income tax (benefit) expense	(48)	131	-	(178)

Net income (loss)	1,145	(2,252)	2,287	(6,971)
Less net (loss) income attributable to noncontrolling interest	(181)	(18)	(81)	28
Net income (loss) attributable to Conifer	$1,326	$(2,234)	$2,368	$(6,999)

Net income (loss) allocable to common shareholders	$1,212	$(2,250)	$1,828	$(7,042)

Earnings (loss) per common share, basic and diluted	$0.21	$(0.89)	$0.40	$(3.02)

Weighted average common shares outstanding, basic and diluted	5,701,794	2,514,229	4,603,451	2,335,315

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Net income (loss)	$1,145	$(2,252)	$2,287	$(6,971)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	379	(288)	104	1,126
Income tax expense (benefit)	-	(98)	-	383
Unrealized investment gains (losses), net of tax	379	(190)	104	743

Less: reclassification adjustments to:
Net realized investment gains included in net income (loss)	146	98	570	604
Income tax expense	-	33	-	205
Total reclassifications included in net income (loss), net of tax	146	65	570	399

Other comprehensive income (loss)	233	(255)	(466)	344

Total comprehensive income (loss)	1,378	(2,507)	1,821	(6,627)
Less comprehensive (loss) income attributable to noncontrolling interest	(181)	(18)	(81)	28
Comprehensive income (loss) attributable to Conifer	$1,559	$(2,489)	$1,902	$(6,655)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders' Equity (Unaudited)

(In thousands, except share data)

	Redeemable Preferred Stock		Preferred Stock		No Par, Common Stock		Retained Earnings	Accumulated Other	Total Conifer Holdings
	Shares	Amount	Shares	Amount	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity	Noncontrolling Interest	Total Equity
Balances at December 31, 2013	-	$-	-	$-	1,749,626	$16,883	$3,851	$536	$21,270	$(19)	$21,251
Net loss	-	-	-	-	-	-	(6,999)	-	(6,999)	28	(6,971)
Issuance of common stock	-	-	-	-	1,256,873	16,045	-	-	16,045	-	16,045
Conversion of note payable into shares of common stock	-	-	-	-	82,252	1,000	-	-	1,000	-	1,000
Issuance of Preferred Stock, $10	-	-	66,000	660	-	-	-	-	660	-	660
Issuance of Redeemable Preferred Stock, $100	46,500	4,650							-	-	-
Cash dividends paid on Preferred Stock	-	-	-	-	-	(32)	(11)	-	(43)	-	(43)
Other comprehensive income	-	-	-	-	-	-	-	344	344	-	344
Balances at September 30, 2014	46,500	$4,650	66,000	$660	3,088,751	$33,896	$(3,159)	$880	$32,277	$9	$32,286
Net loss	-	-	-	-	-	-	64	-	64	(32)	32
Issuance of common stock	-	-	-	-	906,262	12,430	-	-	12,430	-	12,430
Issuance of Redeemable Preferred Stock, $100	7,500	750	-	-	-	-	-	-	-	-	-
Exchange of Preferred Stock for Redeemable Preferred Stock , $100	6,600	660	(66,000)	(660)	-	-	-	-	(660)	-	(660)
Paid-in-kind dividends on redeemable Preferred Stock	-	59	-	-	-	(59)	-	-	(59)	-	(59)
Cash dividends paid on Preferred Stock						(148)	-		(148)		(148)
Other comprehensive income	-	-	-	-	-	-	-	278	278	-	278
Balances at December 31, 2014	60,600	$6,119	-	$-	3,995,013	$46,119	$(3,095)	$1,158	$44,182	$(23)	$44,159
Net income	-	-	-	-	-	-	2,368		2,368	(81)	2,287
Issuance of common stock (Pre IPO)*					55,029	750			750		750
Paid-in-kind dividends	-	61	-	95	-	(156)	-	-	(61)	-	(61)
Cash dividends paid on preferred stock	-	-	-	-	-	(384)	-	-	(384)	-	(384)
Reclassification of redeemable preferred stock to permanent equity	(60,600)	(6,180)	60,600	6,180	-	-	-	-	6,180	-	6,180
Issuance of common stock (IPO)*	-	-	-	-	3,300,000	32,224	-	-	32,224	-	32,224
IPO Expenses*	-	-	-	-	-	(1,546)	-	-	(1,546)	-	(1,546)
Repurchase of preferred stock	-	-	(60,600)	(6,275)	-	-	-	-	(6,275)	-	(6,275)
Issuance of common stock to former preferred stockholders	-	-	-	-	294,450	3,092	-	-	3,092	-	3,092
Vesting of RSU**	-	-	-	-	-	100	-	-	100		100
Deconsolidation of affiliate	-	-	-	-	-	-	-	-	-	104	104
Other comprehensive loss	-	-	-	-	-	-	-	(466)	(466)	-	(466)
Balances at September 30, 2015	-	$-	-	$-	7,644,492	$80,199	$(727)	$692	$80,164	$-	$80,164

* "IPO" - initial public offering

** "RSU" - restricted stock units

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$2,287	$(6,971)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment, and intangibles	307	283
Amortization of bond premium and discount, net	446	372
Gains on investments	(238)	(273)
Other gains	(104)	-
Incentive awards expenses - vesting of RSU	100	-
Deferred income taxes	-	(178)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances receivable	(2,885)	(955)
Reinsurance recoverables	(2,132)	(1,712)
Ceded unearned premiums	1,217	702
Deferred policy acquisition costs	(5,903)	(1,795)
Other assets	(679)	(302)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	1,064	2,749
Unearned premiums	2,302	7,750
Reinsurance premiums payable	(6,071)	16
Accounts payable and accrued expenses	1,019	601
Other liabilities	(556)	(1,571)
Net cash used in operating activities	(9,826)	(1,284)
Cash Flows From Investing Activities
Purchase of investments:
Fixed maturity securities	(20,762)	(21,138)
Equity securities	(1,193)	(970)
Short-term investments	(55,569)	(49,476)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities	1,400	252
Proceeds from sales of investments:
Fixed maturity securities	5,771	3,441
Equity securities	1,004	903
Short-term investments	65,781	37,353
Purchases of property and equipment	(126)	(358)
Deconsolidation of affilate	(1,323)	-
Net cash used in investing activities	(5,017)	(29,993)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	36,066	16,045
Proceeds from issuance of shares of preferred stock	-	5,310
Repurchase of preferred stock	(6,275)	-
Borrowings under debt arrangements	1,650	15,700
Repayment of borrowings under debt arrangements	(19,462)	(750)
Dividends paid to preferred shareholders	(384)	(27)
Payout of contingent consideration	(113)	(113)
Payment of offering costs	(1,546)	-
Net cash provided by financing activities	9,936	36,165
Net (decrease) increase in cash	(4,907)	4,888
Cash at beginning of period	18,488	11,296
Cash at end of period	$13,581	$16,184

Supplemental Disclosure of Cash Flow Information:
Interest paid	$651	$383
Net income taxes paid	$-	$-

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries Conifer Insurance Company, White Pine Insurance Company, Red Cedar Insurance Company , American Colonial Insurance Company , American Colonial Insurance Services and Sycamore Insurance Agency, Inc.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are unaudited. The Company has applied the applicable rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results expected for the year ended December 31, 2015.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014, included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on August 13, 2015. The consolidated balance sheet at December 31, 2014, was derived from the audited financial statements.

Business

The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into two types of insurance businesses: commercial lines and personal lines. The Company underwrites a variety of specialty insurance products, including property, general liability, commercial multi-peril, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in all 50 states in the United States (“U.S.”). The Company’s corporate headquarters are located in Birmingham, Michigan with additional office facilities in Florida, Texas and Pennsylvania.

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

Initial Public Offering

In August 2015, the Company completed its initial public offering (“IPO”) whereby it issued and sold 3,300,000 shares of common stock, which included 100,000 shares issued and sold to the Company’s Chief Executive Officer, at a public offering price of $10.50 per share. Refer to Note 9 ~ Shareholders’ Equity for further details.

Stock Split

On July 22, 2015, the board of directors approved a stock split in the form of a stock dividend of 10.2 shares for each share of common stock which was effectuated immediately prior to the effectiveness of the IPO. Accordingly, all common share and per share amounts for all periods presented in these unaudited consolidated financial statements and notes thereto, were adjusted retroactively to reflect the stock split.

Principles of Consolidation

Prior to September 30, 2015, the consolidated financial statements included the accounts of Conifer Holdings, Inc. and its wholly owned subsidiaries, and a 50%-owned affiliate (“Affiliate”) which the Company controlled due to its majority representation on the entity’s board of directors. Noncontrolling interest in a consolidated subsidiary in the consolidated balance sheets represents the noncontrolling shareholder’s proportionate share of the entity’s equity. Consolidated net income or loss is allocated to the Company and noncontrolling interest in proportion to their percentage ownership interests.

As of September 30, 2015, the Company longer controls the Affiliate but retains significant influence. As a result the entity was deconsolidated from the consolidated financial statements and recognized as an investment in an affiliate utilizing the equity method of accounting.

All intercompany transactions and accounts were eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Offering Costs

Offering costs of $1.5 million were netted against the proceeds received from the offering and were recorded in common stock during the third quarter of 2015. The offering costs consisted of legal, accounting, printing and other incremental expenses, incurred in connection with the Company’s IPO.

Income Taxes

As of September 30, 2015 and December 31, 2014, the Company did not have any unrecognized tax benefits. As of September 30, 2015 and December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

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

2.     Investments

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Securities:
U.S. Government obligations	$5,485	$72	$(1)	$5,556
State and local government	14,492	270	(41)	14,721
Corporate debt	34,006	206	(193)	34,019
Commercial mortgage and asset-backed	43,000	371	(101)	43,270
Total fixed securities available for sale	96,983	919	(336)	97,566
Equity Securities:
Common stock	3,324	849	(143)	4,030
Total equity securities available for sale	3,324	849	(143)	4,030
Total securities available for sale	$100,307	$1,768	$(479)	$101,596

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Securities:
U.S. Government obligations	$5,872	$85	$(16)	$5,941
State and local government	10,755	210	(4)	10,961
Corporate debt	30,818	237	(106)	30,949
Commercial mortgage and asset-backed	36,323	348	(117)	36,554
Total fixed securities available for sale	83,768	880	(243)	84,405
Equity Securities:
Common stock	2,965	1,158	(39)	4,084
Total equity securities available for sale	2,965	1,158	(39)	4,084
Total securities available for sale	$86,733	$2,038	$(282)	$88,489

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (in thousands, except number of issues):

	September 30, 2015
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Fixed Securities:
U.S. Government obligations	-	$-	$-	2	$684	$(1)	2	$684	$(1)
State and local government	11	3,173	(41)	-	-	-	11	3,173	(41)
Corporate debt	38	11,005	(178)	9	1,536	(15)	47	12,541	(193)
Commercial mortgage and asset-backed	33	12,826	(70)	4	1,860	(31)	37	14,686	(101)
Total fixed securities available for sale	82	27,004	(289)	15	4,080	(47)	97	31,084	(336)
Equity Securities:
Common stock	95	949	(121)	3	43	(22)	98	992	(143)
Total equity securities available for sale	95	949	(121)	3	43	(22)	98	992	(143)
Total securities	177	$27,953	$(410)	18	$4,123	$(69)	195	$32,076	$(479)

	December 31, 2014
	Less than 12 months			Greater than 12 months			Total
	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	Number of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Fixed Securities:
U.S. Government obligations	-	$-	$-	3	$1,319	$(16)	3	$1,319	$(16)
State and local government	4	552	(1)	3	825	(3)	7	1,377	(4)
Corporate debt	61	18,835	(98)	3	489	(8)	64	19,324	(106)
Commercial mortgage and asset-backed	23	12,060	(34)	10	4,999	(83)	33	17,059	(117)
Total fixed securities available for sale	88	31,447	(133)	19	7,632	(110)	107	39,079	(243)
Equity Securities:
Common stock	20	347	(39)	-	-	-	20	347	(39)
Total equity securities available for sale	20	347	(39)	0	-	-	20	347	(39)
Total securities	108	$31,794	$(172)	19	$7,632	$(110)	127	$39,426	$(282)

Substantially all of the Company’s fixed maturity securities are of investment grade with an average credit quality of AA. The fixed maturity securities are short in duration; approximately 3.4 and 3.1 years as of September 30, 2015 and December 31, 2014, respectively.

The Company reviews its impaired securities for possible other-than-temporary impairment (“OTTI”) at each quarter end. A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The Company analyzed its investment portfolio in accordance with its OTTI review procedures and determined the Company did not need to record a credit related OTTI loss, nor recognize a non-credit related OTTI loss in other comprehensive income for the three and nine months ended September 30, 2015 and 2014. The Company’s conclusion is based on the following: (i) as of the specified date, all contractual interest and principal payments on the fixed maturity securities have been received, (ii) there is no intent to sell the securities, (iii) it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost or cost bases and (iv) the unrealized loss relates to non-credit factors, such as interest rate changes and fluctuations due to market conditions.

The Company’s sources of net investment income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturity securities	$551	$348	$1,614	$898
Equity securities	24	21	69	56
Cash and short-term investments	-	3	4	7
Total investment income	575	372	1,687	961
Investment expenses	(70)	(51)	(227)	(138)
Net investment income	$505	$321	$1,460	$823

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturity securities:
Gross realized gains	$6	$(4)	$74	$18
Gross realized losses	(1)	14	(5)	(14)
Total fixed securities	5	10	69	4

Equity securities:
Gross realized gains	30	106	233	299
Gross realized losses	(29)	(22)	(64)	(37)
Total equity securities	1	84	169	262

Total realized gains (losses)	$6	$94	$238	$266

Proceeds from the sales of debt and equity securities available for sale were $6.8 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively.

The table below summarizes the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at September 30, 2015. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,595	$4,614
Due after one year through five years	32,405	32,593
Due after five years through ten years	7,714	7,794
Due after ten years	9,269	9,295
Securities with contractual maturities	53,983	54,296
Commercial mortgage and asset backed	43,000	43,270
Total Fixed maturity securities	$96,983	$97,566

At September 30, 2015 and December 31, 2014, the insurance companies had an aggregate of $7.5 million and $7.0 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

3.     Fair Value Measurements

The Company’s financial instruments include assets and liabilities carried at fair value, as well as assets and liabilities carried at cost or amortized cost but disclosed at fair value in these consolidated financial statements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. In determining fair value, the Company applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices from sources independent of the reporting entity (“observable inputs”) and the lowest priority to prices determined by the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The fair value hierarchy is as follows:

Level 1—Valuations that are based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets or liabilities at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3—Unobservable inputs that are supported by little or no market activity. The unobservable inputs represent the Company’s best assumption of how market participants would price the assets or liabilities.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,556	$-	$5,556	$-
State and local government	14,721	-	14,721	-
Corporate debt	34,019	-	34,019	-
Commercial mortgage and asset-backed	43,270	-	43,270	-
Total fixed maturity securities	97,566	-	97,566	-
Equity Securities, common stock	4,030	4,030	-	-
Short-term investments*	6,537	6,537	-	-
Total assets measured at fair value	$108,133	$10,567	$97,566	$-

Liabilities:
Senior debt*	$9,750	$-	$9,750	$-
Total Liabilities measured at fair value	$9,750	$-	$9,750	$-

* Carried at cost or amortized cost on the consolidated balance sheet

	December 31, 2014
	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,941	$-	$5,941	$-
State and local government	10,961	-	10,961	-
Corporate debt	30,949	-	30,949	-
Commercial mortgage and asset-backed	36,554	-	36,554	-
Total fixed maturity securities	84,405	-	84,405	-
Equity Securities, common stock	4,084	4,084	-	-
Short-term investments*	16,749	16,749	-	-
Total assets measured at fair value	$105,238	$20,833	$84,405	$-

Liabilities:
Senior debt*	$27,562	$-	$27,562	$-
Contingent consideration	168	-	-	168
Total Liabilities measured at fair value	$27,730	$-	$27,562	$168

* Carried at cost or amortized cost on the consolidated balance sheet

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 9.8% of the fair value of the total investment portfolio as of September 30, 2015.

Level 2 investments include fixed maturity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 90.2% of the fair value of the total investment portfolio as of September 30, 2015.

The Company obtains pricing for each security from independent pricing services, investment managers or consultants to assist in determining fair value for its Level 2 investments. To validate that these quoted prices are reasonable estimates of fair value, the Company performs various quantitative and qualitative procedures, such as (i) evaluation of the underlying methodologies, (ii) analysis of recent sales activity, (iii) analytical review of our fair values against current market prices or (iv) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for the investments were determined to be inactive at period-ends. Based on these procedures, the Company did not adjust the prices or quotes provided from independent pricing services, investment managers or consultants.

The Level 2 financial instruments also include our senior debt. The fair value of borrowings under the senior debt, consisting of the revolving credit facility and term loans, approximates its carrying amount because interest is based on a short-term, variable, market-based rate.

The Level 3 financial instruments include the fair value of the contingent consideration arrangements that the Company’s Affiliate entered into at the date of the respective acquisitions. The fair value of these liabilities was determined based on internally developed models that use assumptions or other data that are not readily observable from objective sources.

The following table sets forth a roll-forward of the Level 3 measurements (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs - Level 3
Contingent Consideration Liabilities
Balance as of December 31, 2013	$339
Change in fair value	11
Payout of contingent consideration	(182)
Balance as of December 31, 2014	$168
Change in fair value	4
Payout of contingent consideration	(113)
Deconsolidation of affiliate	(59)
Balance as of September 30, 2015	-

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the three and nine months ended September 30, 2015 and 2014, respectively.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three and nine months ended September 30, 2015 and 2014. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$7,659	$7,004	$5,679	$5,747

Deferred policy acquisition costs	8,528	4,276	15,742	12,283
Amortization of policy acquisition costs	(4,605)	(3,738)	(9,839)	(10,488)
Net change	3,923	538	5,903	1,795

Balance at end of period	$11,582	$7,542	$11,582	$7,542

5. Goodwill and Intangible Assets

The following table shows the goodwill and intangible asset balances at each reporting period (in thousands):

	Goodwill	Net Intangible Assets

Balance as of December 31, 2014	$1,104	$1,171
Deconsolidation of affiliate	(619)	(209)
Amortization of intangibles	-	(15)

Balance as of September 30, 2015	$485	$947

The following table reflects intangible assets and related accumulated amortization (in thousands):

	As of September 30, 2015
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Nonamortizing indefinite-lived, intangible assets - state insurance licenses		$900	$-	$900

Amortizing definite-lived, intangible assets- Customer lists	5	100	53	47

Total		$1,000	$53	$947

	As of December 31, 2014
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Nonamortizing indefinite-lived, intangible assets - state insurance licenses		$900	$-	$900

Amortizing definite-lived, intangible assets- Customer lists	5	368	97	271

Total		$1,268	$97	$1,171

Amortization of intangible assets was $18,400 and $55,200 for the three and nine months ended September 30, 2015 and 2014, respectively. Future amortization of definite-lived intangibles is as follows: remainder of 2015: $5,000, 2016: $20,000, 2017: $20,000 and 2018: $2,000.

6.     Unpaid Losses and Loss Adjustment Expenses

The Company establishes reserves for unpaid losses and loss adjustment expenses which represent the estimated ultimate cost of all losses incurred that were both reported and unreported (i.e., incurred but not yet reported losses; “IBNR”) and loss adjustment expenses incurred that remain unpaid at the balance sheet date. The Company’s reserving process takes into account known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.

Reserves are estimates of unpaid portions of losses that have occurred, including IBNR losses, therefore the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in the results of operations in the period such changes are determined to be needed and recorded.

Management believes that the reserve for losses and loss adjustment expenses, net of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the Consolidated Financial Statements based on available facts and in accordance with applicable laws and regulations.

The table below provides the changes in the reserves for losses and loss adjustment expenses, net of recoverables from reinsurers, for the periods indicated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross reserves - beginning of period	$32,357	$31,833	$31,531	$28,908
Less: reinsurance recoverables on unpaid losses	5,022	4,207	3,224	3,953
Net reserves - beginning of period	27,335	27,626	28,307	24,955

Add: incurred losses and loss adjustment expenses, net of reinsurance:
Current period	9,894	10,509	27,234	31,743
Prior period	(81)	(294)	125	(1,266)
Total net incurred losses and loss adjustment expenses	9,813	10,215	27,359	30,477

Deduct: loss and loss adjustment expense payments, net of reinsurance:
Current period	6,972	8,090	13,766	16,861
Prior period	2,650	1,767	14,374	10,587
Total net loss and loss adjustment expense payments	9,622	9,857	28,140	27,448

Net reserves - end of period	27,526	27,984	27,526	27,984
Plus: reinsurance recoverables on unpaid losses	5,069	3,673	5,069	3,673
Gross reserves - end of period	$32,595	$31,657	$32,595	$31,657

The Company’s incurred losses during the three and nine months ended September 30, 2015, reflect prior-year favorable reserve development of $81,000 and adverse development of $125,000, respectively. In the third quarter of 2015, there was $256,000 and $95,000 of favorable development in the commercial multi-peril and homeowners lines, respectively. This favorable development was partially offset by $163,000 and $161,000 of adverse reserve development in the run-off personal automobile and commercial automobile lines, respectively. For the nine months ended September 30, 2015, the adverse development was generated by the personal and commercial automobiles lines, totaling $494,000 and $696,000, respectively. This adverse development was partially offset by favorable development in other lines, including $530,000, $125,000 and $313,000 in the commercial multi-peril, other liability and workers’ compensation lines, respectively.

The Company’s incurred losses during the three and nine months ended September 30, 2014, reflect prior-year favorable reserve development of $294,000 and $1.3 million, respectively. In the third quarter of 2014, there was $91,000 and $91,000 of favorable reserve development in the commercial multi-peril and other liability lines, respectively. For the nine months ended September 30, 2014, there was a similar result, with the favorable development being generated primarily by the commercial multi-peril and other liability lines, totaling $877,000 and $481,000, respectively. This favorable development was partially offset by adverse development of $422,000 in the low-value dwelling line.

7.     Reinsurance

In the normal course of business, the Company seeks to minimize the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Although reinsurance does not discharge the direct insurer from liability to its policyholder, the insurance companies participate in such treaty and facultative reinsurance agreements in order to limit their loss exposure, protect them against catastrophic losses and diversify their business. The Company primarily ceded all specific risks in excess of $500,000 in 2015, and $300,000 in 2014. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables.

Effective December 31, 2014, the Company entered into a quota share reinsurance agreement in which it ceded 25% of the subject premium, net of other reinsurance, and ceded 25% of the related losses within the Company’s retention which is between $0 and $500,000. The subject premium represents substantially all product lines other than the Florida homeowners and personal automobile policies. The Company recorded $9.5 million of ceded earned premiums during the nine months ended September 30, 2015, under the quota share reinsurance agreement. This agreement was terminated by the Company in August 2015. The purpose of the quota share arrangement was to reduce the capital requirements necessary to support the premium growth initiatives prior to the completion of the IPO. The IPO is expected to provide sufficient capital to support the current growth initiatives, and therefore management deemed the quota share was no longer necessary.

Beginning in December 2014, the Company assumed written premium of $5.5 million under a policy assumption agreement with Citizens Property and Casualty Corporation (“Citizens”). Citizens is a Florida government-sponsored insurer that provides homeowners insurance to Florida residences that cannot find coverage in the voluntary market. Upon assuming this premium, the Company becomes the primary insurer to the policyholders. The Company is responsible for claims occurring on or after the effective date of the assumption.

In the first quarter of 2015, another assumption from Citizens took place for $1.4 million. This assumption was offset during the nine months ended September 30, 2015 by a return of $1.3 million of assumed premiums from the 2014 assumption and $702,000 of assumed premiums from the 2015 assumption. The return premiums are related to the policyholders opting out of the related assumptions.

The Company assumed $1.2 million and $3.4 million of written premiums under insurance fronting arrangements for the three and nine months ended September 30, 2015, respectively. These fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a higher A.M. Best rating than the Company’s rating, the business is written in a state where the Company is not licensed or for other strategic reasons.

The following table presents the effects of such reinsurance and assumption transactions on premiums, losses and loss adjustment expenses, and policy acquisition costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Written premiums:
Direct	$22,438	$18,912	$65,067	$55,580
Assumed	1,804	-	3,438	-
Ceded	4,357	(2,695)	(10,298)	(5,962)
Net written premiums	$28,599	$16,217	$58,207	$49,618

Earned premiums:
Direct	$21,136	$17,248	$60,487	$47,868
Assumed	1,906	-	5,716	-
Ceded	(5,159)	(2,677)	(18,712)	(6,665)
Net earned premiums	$17,883	$14,571	$47,491	$41,203

Loss and loss adjustment expenses:
Direct	$10,605	$10,420	$31,149	$33,850
Assumed	1,082	16	1,887	14
Ceded	(1,874)	(221)	(5,677)	(3,387)
Net Loss and loss adjustment expenses	$9,813	$10,215	$27,359	$30,477

Policy acquisition costs:
Policy acquisition costs	$5,184	$3,738	$13,359	$10,488
Ceding commissions	(579)	-	(3,520)	-
Net Policy acquisition costs	$4,605	$3,738	$9,839	$10,488

8.     Senior Debt

A summary of the outstanding senior debt is as follows (in thousands):

	September 30, 2015	December 31, 2014
Revolver	$-	$16,562
Term Note	3,000	3,500
2014 Term Note	6,750	7,500
Total	9,750	27,562

The following amendments were made to the terms and conditions of the Amended Credit Agreement during the nine months ended September 30, 2015: On May 4, 2015, the Company entered into a first amendment to its Amended Credit Agreement which, among other things, revised the provision that the Company’s Chairman’s ownership interest be not less than 50% to not less than 33%. On June 29, 2015, the Company entered into a second amendment to its Amended Credit Agreement which, among other things, further revised the provision that the Company’s Chairman’s ownership interest be not less than 20% after the consummation of an IPO. On August 6, 2015, the Company entered into a third amendment to its Amended Credit Agreement (“Third Amendment”). The Third Amendment, among other things, further revised the provision that the Company’s Chairman’s ownership interest shall not be less than 33%, or after consummation of an IPO, not less than 15%. The Company was in compliance with its debt covenants at September 30, 2015.

All outstanding borrowings under our credit facility (the “Revolver”) were repaid from the proceeds received from the Company’s IPO, in August 2015. The undrawn portion of the Revolver, which was $17.5 million as of September 30, 2015, is available to finance working capital and for other general corporate purposes, including but not limited to, surplus contributions to its insurance company subsidiaries to support premium growth or strategic acquisitions.

9.     Shareholders’ Equity

Common Stock

On August 18, 2015, the Company completed its IPO whereby it issued and sold 3,300,000 shares of common stock, which included 100,000 shares issued and sold to the Company’s Chief Executive Officer, at a public offering price of $10.50 per share. The Company received net proceeds of $30.7 million after deducting underwriting discounts and commissions of $2.4 million and other offering expenses of $1.5 million. A portion of the net proceeds was used to repay indebtedness, including accrued interest, under the Revolver of $17.0 million, repurchase outstanding shares of preferred stock and pay accrued preferred dividends, totaling $6.3 million.

Concurrent with the closing of the IPO, the Company closed on a private placement transaction as further discussed in Note ~ 10 Redeemable Preferred Stock.

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

As of September 30, 2015 and 2014, the Company had 7,644,492 and 3,995,013 issued and outstanding shares of common stock, respectively.

Preferred Stock

As of September 30, 2014, the Company had 66,000 issued and outstanding shares of preferred stock at $10.00 per share. On October 1, 2014, the then-outstanding shares of preferred stock were exchanged for shares of redeemable preferred stock. Refer to Note 10 ~ Redeemable Preferred Stock for further details.

10.     Redeemable Preferred Stock

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

Pursuant to agreements effective on or before July 1, 2015, the holders of preferred stock agreed to allow the Company to repurchase their outstanding preferred shares at the original purchase price (i.e. $100 per share) plus all accrued and unpaid preferred dividends. In addition, the holders of 29,550 shares (or 49%) of preferred stock agreed to use such cash received from the Company’s repurchase of their preferred stock to purchase shares of common stock at the same per share price as the common stock offered in the Company’s IPO. The closing of these transactions were conditioned on the completion of the Company’s IPO.

Following the closing of the Company’s IPO on August 18, 2015, the Company paid $6.3 million to holders of shares of preferred stock to repurchase such shares and for the payment of accrued dividends. Additionally, the Company issued 294,450 shares of common stock to former holders of the preferred stock for proceeds of $3.1 million. There are no shares of preferred stock outstanding after the closing of the IPO.

11. Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$459	$1,135	$1,158	$536
Other comprehensive income (loss) before reclassifications	379	(190)	104	743
Amounts reclassified from accumulated other comprehensive income (loss)	146	65	570	399
Net current period other comprehensive income (loss)	233	(255)	(466)	344
Balance at end of period	$692	$880	$692	$880

The following table provides the impact of the reclassification adjustments to the respective line items in the statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net realized investment gains	$146	$98	$570	$604
Income tax expense	-	33	-	205
Total impact to net income (loss)	146	65	570	399

12. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding during the period. The dividends on preferred stock and other gains are deducted from the net income to arrive at net income allocable to common shareholders. In the period of a net loss, the dividends on preferred stock are added to the net loss to arrive at net loss allocable to common shareholders. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss) attributable to Conifer	$1,326	$(2,234)	$2,368	$(6,999)
Preferred stock dividends	81	16	384	43
Paid-in-kind dividends	33	-	156	-
Net income (loss) allocable to common shareholders	$1,212	$(2,250)	$1,828	$(7,042)

Weighted average common shares, basic and diluted*	5,701,794	2,514,229	4,603,451	2,335,315

Earnings (loss) per share allocable to common, basic and diluted	$0.21	$(0.89)	$0.40	$(3.02)

*The nonvested shares of the restricted stock units were anti-dilutive as of September 30, 2015. Therefore, the basic and and diluted weighted average common shares are equal as of September 30, 2015.

13.     Stock-based Compensation

In March 2015, the Company established the Conifer Holdings, Inc. 2015 Omnibus Incentive Plan (“2015 Plan”), which permits the granting of stock options, stock appreciation rights, restricted stock units and other stock-based awards. The 2015 Plan authorizes up to 1,377,000 shares of common stock for awards to be issued to employees, directors or consultants of the Company. The stock-based awards will be issued at no less than the market price on the date the awards are granted.

On August 18, 2015, the Company issued an aggregate of 380,952 restricted stock units (“RSU”) to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.0 million on the date of grant. The grant-date fair value was determined using the fair value of the Company’s common stock as of the grant date. The awards vest in five annual installments, commencing on the first anniversary from the date of grant. The Company will expense the grant date fair value of the RSUs as compensation expense on a straight-line basis over the requisite service period. Upon vesting, each RSU will convert into one share of common stock. The unvested RSUs are subject to forfeiture in the event the employee is involuntarily or voluntarily terminated. If the employee is terminated by the Company for cause, the Company has the option to forfeit the terminated employees’ vested shares for no consideration and to cause the employee to have no further rights or interest in the vested RSUs.

The Company recorded $100,000 of compensation expense related to the RSUs for the three and nine months ended September 30, 2015. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of September 30, 2015 was $3.9 million.

14.     Related Party Transactions

In December 2012, the Company entered into a short-term, unsecured note payable with an executive of the Company for $1.0 million. The note required quarterly interest-only payments at 12% per annum. The note was converted to equity of the Company in two separate transactions. On January 31, 2014, the Company issued 41,126 shares of common stock in satisfaction of $500,000 of the note balance. The remaining note balance was satisfied through the issuance of 41,126 shares of common stock on June 30, 2014. Interest expense recorded on the note was $34,500 for the nine months ended September 30, 2014.

15.     Commitments and Contingencies

Legal proceedings

       The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the policy of insurance at issue. We account for such activity through the establishment of unpaid loss and loss expense reserves. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets. Period expenses related to the defense of such claims are included in the accompanying consolidated statements of operations. On the basis of current information, the Company does not believe that there is a reasonable possibility that any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate.

16.     Segment Information

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision-making group in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision-making group, comprised of key senior executives, reviews a number of financial measures including gross written premiums, net earned premiums, and loss and loss adjustment expenses, net of reinsurance recoveries. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and loss adjustment expenses, policy acquisition costs and other underwriting and operating expenses of the operating segments. Other underwriting and operating expenses include primarily compensation and related benefits for underwriting personnel, licensing of policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan and Pennsylvania. For the nine months ended September 30, 2015 and 2014, gross written premiums attributable to these three states were 58% and 59%, respectively, of the Company’s total gross written premiums.

The commercial lines and personal lines accounted for approximately 71% and 29%, respectively, of net earned premiums for the nine months ended September 30, 2015, and approximately 59% and 41%, respectively, of net earned premiums for the nine months ended September 30, 2014. Other income includes installment and policy fees charged to policyholders and commissions income from third party insurers on policies written through our agencies relating to our product lines.

The following provides a description of the Company’s two insurance businesses and product offerings within these businesses:

●

Commercial lines—offers coverage for property, liability, automobile and other miscellaneous coverage primarily to owner-operated small and mid-sized businesses, professional organizations and hospitality businesses such as restaurant, bars and taverns. Included within commercial insurance business are the following key products:

●	Commercial multi-peril (“CMP”)—provides property and liability coverages in a package to the policyholder.

●	Other liability—provides coverage for general liability and liquor liability on an individual policy.

●	Automobile—provides coverage for commercial automobiles for businesses that supply to their employees company-owned vehicles.

●	Other—includes primarily workers’ compensation coverage in narrowly selected areas.

●	Personal lines—offers coverage for low-value dwelling, wind-exposed homeowners and automobile. Included within personal insurance business are the following key products:

●

Low-value dwelling (previously known as Midwest homeowners)—provides coverage for nonstandard homeowners insurance and dwelling fire insurance products (property and basic perils coverage only) located primarily in Indiana and Illinois.

●

Wind-exposed homeowners (previously known as Specialty homeowners)—provides coverage in niche homeowners markets that have special risk characteristics, including coastal exposure to wind, located primarily in Florida, Hawaii and Texas.

●

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

The following tables present information by reportable segment (in thousands):

	Commercial Lines					Personal Lines
						Homeowners
Three Months Ended September 30, 2015	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$9,413	$3,109	$3,226	$907	$16,655	$2,071	$5,537	$(21)	$7,587	$-	$24,242
Net written premiums	$12,186	$3,541	$3,891	$1,168	$20,786	$2,201	$5,633	$(21)	$7,813	$-	$28,599
Net earned premiums	$8,458	$2,107	$2,312	$744	$13,621	$1,530	$2,417	$315	$4,262	$-	$17,883
Other income	(269)	651	8	-	390	50	60	5	115	18	523
Segment revenue	8,189	2,758	2,320	744	14,011	1,580	2,477	320	4,377	18	18,406
Loss and loss adjustment expenses, net	4,581	716	1,535	211	7,043	1,179	1,139	452	2,770	-	9,813
Policy acquisition costs	2,069	684	549	146	3,448	444	616	97	1,157	-	4,605
Operating expenses	884	253	109	58	1,304	220	155	807	1,182	839	3,325
Segment expenses	7,534	1,653	2,193	415	11,795	1,843	1,910	1,356	5,109	839	17,743
Segment underwriting gain (loss)	$655	$1,105	$127	$329	$2,216	$(263)	$567	$(1,036)	$(732)	$(821)	$663

Investment income										505	505
Net realized investment gains										6	6
Other gains										104	104
Interest expense										(181)	(181)
Income (loss) before income taxes										$(387)	$1,097

	Commercial Lines					Personal Lines
						Homeowners
Three Months Ended September 30, 2014	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$8,695	$1,771	$2,010	$789	$13,265	$2,198	$1,630	$1,819	$5,647	$-	$18,912
Net written premiums	$7,192	$1,471	$1,811	$719	$11,193	$1,863	$1,342	$1,819	$5,024	$-	$16,217
Net earned premiums	$6,540	$1,312	$1,360	$446	$9,658	$1,681	$888	$2,344	$4,913	$-	$14,571
Other income	158	25	6	-	189	104	-	123	227	(29)	387
Segment revenue	6,698	1,337	1,366	446	9,847	1,785	888	2,467	5,140	(29)	14,958
Loss and loss adjustment expenses, net	3,169	404	880	300	4,753	2,590	455	2,417	5,462	-	10,215
Policy acquisition costs	1,670	371	350	87	2,478	528	302	430	1,260	-	3,738
Operating expenses	879	174	92	57	1,202	108	80	694	882	1,349	3,433
Segment expenses	5,718	949	1,322	444	8,433	3,226	837	3,541	7,604	1,349	17,386
Segment underwriting gain (loss)	$980	$388	$44	$2	$1,414	$(1,441)	$51	$(1,074)	$(2,464)	$(1,378)	$(2,428)

Investment income										321	321
Net realized investment gains										94	94
Other gains										-	-
Interest expense										(108)	(108)
Income (loss) before income taxes										$(1,071)	$(2,121)

	Commercial Lines					Personal Lines
						Homeowners
Nine Months Ended September 30, 2015	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$29,840	$9,704	$8,510	$2,669	$50,723	$5,119	$11,595	$1,068	$17,782	$-	$68,505
Net written premiums	$24,859	$8,441	$7,468	$2,396	$43,164	$4,196	$9,779	$1,068	$15,043	$-	$58,207
Net earned premiums	$21,049	$5,269	$5,673	$1,788	$33,779	$4,409	$6,706	$2,597	$13,712	$-	$47,491
Other income	308	737	19	-	1,064	165	101	85	351	77	1,492
Segment revenue	21,357	6,006	5,692	1,788	34,843	4,574	6,807	2,682	14,063	77	48,983
Loss and loss adjustment expenses, net	11,788	1,649	3,978	422	17,837	3,305	3,297	2,920	9,522	-	27,359
Policy acquisition costs	4,333	1,231	1,251	288	7,103	1,222	1,030	484	2,736	-	9,839
Operating expenses	2,785	696	325	181	3,987	405	390	1,010	1,805	4,844	10,636
Segment expenses	18,906	3,576	5,554	891	28,927	4,932	4,717	4,414	14,063	4,844	47,834
Segment underwriting gain (loss)	$2,451	$2,430	$138	$897	$5,916	$(358)	$2,090	$(1,732)	$-	$(4,767)	$1,149

Investment income										1,460	1,460
Net realized investment gains										238	238
Other gains										104	104
Interest expense										(664)	(664)
Income (loss) before income taxes										$(3,629)	$2,287

	Commercial Lines					Personal Lines
						Homeowners
Nine Months Ended September 30, 2014	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$23,806	$5,775	$6,257	$1,875	$37,713	$6,243	$4,691	$6,933	$17,867	$-	$55,580
Net written premiums	$20,295	$5,142	$5,861	$1,708	$33,006	$5,573	$4,106	$6,933	$16,612	$-	$49,618
Net earned premiums	$16,790	$3,767	$2,797	$1,056	$24,410	$4,636	$2,362	$9,795	$16,793	$-	$41,203
Other income	573	103	18	-	694	314	-	436	750	(20)	1,424
Segment revenue	17,363	3,870	2,815	1,056	25,104	4,950	2,362	10,231	17,543	(20)	42,627
Loss and loss adjustment expenses, net	11,322	1,100	1,845	731	14,998	6,070	1,203	8,206	15,479	-	30,477
Policy acquisition costs	4,355	1,009	726	194	6,284	1,407	796	2,001	4,204	-	10,488
Operating expenses	2,609	582	284	161	3,636	317	238	1,427	1,982	3,922	9,540
Segment expenses	18,286	2,691	2,855	1,086	24,918	7,794	2,237	11,634	21,665	3,922	50,505
Segment underwriting gain (loss)	$(923)	$1,179	$(40)	$(30)	$186	$(2,844)	$125	$(1,403)	$(4,122)	$(3,942)	$(7,878)

Investment income										823	823
Net realized investment gains										266	266
Other gains										-	-
Interest expense										(360)	(360)
Income (loss) before income taxes										$(3,213)	$(7,149)

In January 2015, the Company notified its insurance regulator in the State of Florida of its intent to stop writing nonstandard personal automobile policies. The Company discontinued offering and writing new policies on January 27, 2015, but will continue to service existing policies, pay claims and perform other administrative services as needed until the run-off of the claims on such policies is complete. In early 2014, the Company discontinued writing nonstandard personal automobile business in Illinois. The Company has no plans to provide or write this insurance coverage in the future. By the end of May 2015, this exited product line was solely in run-off. The Company received approval to discontinue its offering of personal automobile insurance policies from the insurance regulators in April 2015, and had ceased all writings by June 1, 2015. The personal automobile product line contributed $315,000 and $2.3 million to net earned premiums and $(1.0) million and $(1.1) million to income (loss) before income taxes for the three months ended September 30, 2015 and 2014, respectively, and $2.6 million and $9.8 million to net earned premiums, and $(1.7) million and $(1.4) million to income (loss) before income taxes for the nine months ended September 30, 2015 and 2014, respectively.

The decision to stop writing personal automobile policies is the result of the Company’s change in strategic positioning and its desire to increase its personal homeowners product line and pursue existing commercial line opportunities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended September 30, 2015 and 2014

The following Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our prospectus filed on August 13, 2015, with the U. S. Securities and Exchange Commission (“SEC”).

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our prospectus (“Risk Factors”) filed with the SEC on August 13, 2015 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. We are authorized to write insurance as an excess and surplus lines carrier in 44 states, and we are licensed to write insurance in 28 states as an admitted carrier. We currently offer our insurance products in all 50 states.

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

Recent Developments

On August 18, 2015, we closed on our initial public offering (“IPO”), raising net proceeds of $30.7 million, after deducting offering underwriting discounts and commissions of $2.4 million and other offering expenses of $1.5 million. We used $17.0 million of the proceeds to pay down all of our credit facility (the “Revolver”) and $6.3 million to buy back all of the outstanding preferred stock. The remaining $10.5 million ($7.4 million plus $3.1 million raised from preferred shareholders reinvesting their proceeds from the repurchase of the preferred shares into common shares at the IPO price), is available to contribute capital to the insurance subsidiaries in order to support our growth initiatives, and other general corporate purposes.

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the nine months ended September 30, 2015, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on August 13, 2015.

Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP (accounting principles generally accepted in the United States -“GAAP”) measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $70.0 million and $66.6 million at September 30, 2015 and December 31, 2014, respectively.

Operating Income and Operating Income Per Share

Operating income and operating income per share are non-GAAP measures that represent net income excluding net realized gains or loss, net of tax. The most directly comparable financial GAAP measures to operating income and operating income per share are net income and net income per share, respectively. Operating income and operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Operating income and operating income per share should be read in conjunction with the GAAP financial results. The following is a reconciliation of net income to operating income (in thousands), as well as net income per shato operating income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Net income (loss) allocable to common shareholders	$1,212	$(2,250)	$1,828	$(7,042)
Net realized gains, net of tax	110	62	342	176
Net operating income (loss) allocable to common shareholders	$1,102	$(2,312)	$1,486	$(7,218)

Weighted average common shares basic and diluted	5,701,794	2,514,229	4,603,451	2,335,315

Basic and diluted income (loss) per common share:
Net income (loss) per share	$0.21	$(0.89)	$0.40	$(3.02)
Net realized gains, net of tax, per share	0.02	0.03	0.07	0.07
Net operating income (loss) per share	$0.19	$(0.92)	$0.32	$(3.09)

We use operating income and operating income per share to assess our performance and to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate operating income and operating income per share, along with net income and net income per share, when reviewing and evaluating our performance.

Executive Overview

The Company reported net income of $1.1 million and $2.3 million, for the three and nine months ended September 30, 2015, respectively, compared to a net loss of $2.3 million and $7.0 million for the same periods in 2014.

Net income allocable to common shareholders was $1.2 million or $0.21 per share and $1.8 million or $0.40 per share, for the three and nine months ended September 30, 2015, respectively, compared to a net loss of $2.3 million or $0.89 per share and $7.0 million or $3.02 per share for the same periods in 2014.

Operating income allocable to common shareholders was $1.1 million or $0.19 per share and $1.5 million or $0.32 per share, for the three and nine months ended September 30, 2015, respectively. This compares to an operating loss allocable to common shareholders of $2.3 million or $0.92 per share and $7.2 million or $3.09 per share for the same periods in 2014.

Our GAAP combined ratio improved 19.8 and 20.8 percentage points for the three and nine months ended September 30, 2015 to 96.4% and 97.7%, respectively, compared to 116.2% and 118.5% for the same periods in 2014.

The improved results were largely attributable to a significant reduction in weather-related losses in both the commercial multi-peril and the low-value dwelling lines written in the Midwest. These reductions drove a decrease in our loss ratio of 15.0 and 15.6 percentage points in the three and nine months ended September 30, 2015, respectively. In addition, our expense ratio decreased 4.8 and 5.2 percentage points in the three and nine months ended September 30, 2015, respectively. This decrease was a result of our ongoing efforts to leverage our fixed costs related to our infrastructure; our premium volume continues to grow while our operating costs remain relatively stable.

Our results for the three and nine months ended September 30, 2015, also reflect the continued expansion of our commercial lines and repositioning of our personal lines. Our commercial lines gross written premiums organically grew by 25.6% and 34.5% in the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Although gross written premiums in our personal lines remained relatively flat (0.5% decrease) for the nine months ended September 30, 2015, the gross written premiums grew 34.4% in the three months ended September 30, 2015, compared to the same period in 2014. The slight decrease in the year-to-date activity is the net result of the decreased premiums related to the run-off of the personal automobile line offset by growth in the wind-exposed homeowners line. The increase in the third quarter was generated from the wind-exposed homeowners as we continued to expand in Florida, Texas and Hawaii.

Results of Operations For The Three Months Ended September 30, 2015 and 2014

The following table summarizes our operating results for the periods indicated (in thousands):

Summary of Operating Results

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)

Gross written premiums	$24,242	$18,912	$5,330	28.2%
Net written premiums	$28,559	$16,217	$12,342	76.1%
Net earned premiums	$17,883	$14,571	$3,312	22.7%
Other income	523	387	136	35.1%
Losses and loss adjustment expenses, net	9,813	10,215	(402)	-3.9%
Policy acquisition costs	4,605	3,738	867	23.2%
Operating expenses	3,325	3,433	(108)	-3.1%
Underwriting gain (loss)	663	(2,428)	3,092	*
Net investment income	505	321	184	57.3%
Net realized investment gains	6	94	(88)	-93.6%
Other gains	104	-	104	*
Interest expense	181	108	73	67.6%
Income (loss) before income taxes	1,097	(2,121)	3,218	*
Income tax expense (benefit)	(48)	131	(179)	*
Net income (loss)	$1,145	$(2,252)	$3,397	*

GAAP Underwriting Ratios:
Loss ratio (1)	53.3%	68.3%
Expense ratio (2)	43.1%	47.9%
Combined ratio (3)	96.4%	116.2%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

*	Percentage change is not meaningful

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

Our premiums are presented below for the three months ended September 30, 2015 and 2014 (in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)

Gross written premiums
Commerical lines	$16,655	$13,265	$3,390	25.6%
Personal lines	7,587	5,647	1,940	34.4%
Total	$24,242	$18,912	$5,330	28.2%

Net written premiums
Commerical lines	$20,786	$11,193	$9,593	85.7%
Personal lines	7,813	5,024	2,789	55.5%
Total	$28,599	$16,217	$12,382	76.4%

Net Earned premiums
Commerical lines	$13,621	$9,658	$3,963	41.0%
Personal lines	4,262	4,913	(651)	-13.3%
Total	$17,883	$14,571	$3,312	22.7%

Gross written premiums increased $5.3 million, or 28.2%, to $24.2 million for the three months ended September 30, 2015, as compared to $18.9 million for the same period in 2014. The increase was driven by continued growth in both our commercial and personal lines business which reflects our continued execution of our growth initiatives in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.

Commercial lines gross written premiums increased $3.4 million, or 25.6%, to $16.7 million in the third quarter of 2015, as compared to $13.3 million for the third quarter of 2014. This increase was primarily driven by the other liability and commercial auto business which grew 75.6% and 60.5%, respectively, compared to the same period in 2014.

Personal lines gross written premiums increased $1.9 million, or 34.4%, to $7.6 million in the third quarter of 2015, as compared to $5.6 million for the same period in 2014. The increase was driven by our wind-exposed homeowners business which continues to gain traction. The gross written premiums in this business line for the third quarter of 2015 were $5.5 million, or over triple of the related written premiums for third quarter of 2014. The increase was mostly attributable to growth in the Florida and Hawaii markets as we began writing business in these states in late 2014. The growth in the wind-exposed line was partially offset by a reduction in gross written premiums in the personal automobile business which is in run-off.

Net written premiums increased $12.4 million, or 76.4%, to $28.6 million for the three months ended September 30, 2015, as compared to $16.2 million for the same period in 2014. Of this increase, $9.4 million is due to the termination of a quota share reinsurance agreement which occurred on August 1, 2015. The quota share arrangement was terminated as management determined the Company no longer needed the leverage support of this reinsurance arrangement due to the added capital raised from the IPO. The termination of the agreement resulted in the reversal of the related unearned ceded premiums and had minimal impact on the net earned premiums for the three months ended September 30, 2015. Excluding the impact of the quota share reinsurance the net written premiums for the three months ended September 30, 2015 increased $4.5 million, or 27.9%, compared to the same period in 2014. This is consistent with the 28.2% increase in gross written premiums.

Ceded earned premiums as a percent of gross earned premiums were 22.4% for the third quarter of 2015, as compared to 15.5% for the same period in 2014. The increase in the ceded earned premium rate was attributable to the July 2015 activity of the quota share reinsurance arrangement; going forward, we expect this rate will continue to decrease as the arrangement was terminated on August 1, 2015 and we do not anticipate entering into a similar reinsurance arrangement in the near term. The rate in the second quarter of 2015 was 32.0%.

Other income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. It also includes commission income from the Affiliate. Other income for the three months ended September 30, 2015 increased $136,000, or 35.1%, to $523,000 as compared to $387,000 for the same period in 2014. Other income is expected to decrease in the future due to the deconsolidation of the Affiliate.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended September 30, 2015 and 2014 (in thousands).

Three Months Ended September 30, 2015	Commercial Lines	Personal Lines	Total
	(dollars in thousands)

Accident year net losses and LAE	$7,192	$2,702	$9,894
Net (favorable) adverse development	(149)	68	(81)
Calendar year net loss and LAE	$7,043	$2,770	$9,813

Accident year loss ratio	51.3%	61.7%	53.8%
Net (favorable) adverse development	-1.0%	1.6%	-0.5%
Calendar year loss ratio	50.3%	63.3%	53.3%

Three Months Ended September 30, 2014	Commercial Lines	Personal Lines	Total
	(dollars in thousands)

Accident year net losses and LAE	$4,988	$5,521	$10,509
Net (favorable) adverse development	(235)	(59)	(294)
Calendar year net loss and LAE	$4,753	$5,462	$10,215

Accident year loss ratio	50.7%	107.4%	70.3%
Net (favorable) adverse development	-2.4%	-1.1%	-2.0%
Calendar year loss ratio	48.3%	106.3%	68.3%

Net losses and LAE decreased by $402,000, or 3.9%, for the three months ended September 30, 2015, as compared to the same period in 2014. The decrease in our net losses and LAE was attributable to a number of factors, including a significant reduction in weather-related property losses which were historically high in 2014, a decrease in losses in low-value dwelling resulting from our underwriting changes in late 2014, a reduction of nonstandard automobile-related losses as that line of business is in run-off and an increase in ceded losses under the quota share reinsurance agreement. Partially offsetting these items were increases to net losses and LAE due to increases in the overall growth of our business.

The calendar year loss ratios were 53.3% and 68.3% for the three months ended September 30, 2015 and 2014, respectively. The 15.0 percentage point decrease in the loss ratio was mainly the result of lower losses in the low-value dwelling and commercial multi-peril lines. Both lines experienced losses that were historically higher in 2014 due to weather-related property damage. In addition, the mix of business continues to evolve as our lines of business with historically lower overall loss ratios grows (such as wind-exposed homeowners, and commercial liability lines), and the historically higher loss ratio business declines (such as low-value dwelling in the Midwest and nonstandard automobile).

Overall reserve development on prior accident years in the third quarter of 2015 was favorable by $81,000, or 0.5 percentage points. In the third quarter of 2015, there was $256,000 and $95,000 of favorable reserve development in the commercial multi-peril and homeowners lines, respectively. This favorable development was partially offset by $163,000 and $161,000 of adverse reserve development in the run-off personal automobile and the continuing commercial automobile lines, respectively.

Total reserve development on prior accident years in the third quarter of 2014 was favorable by $294,000, or 2.0 percentage points. In the third quarter of 2014, there was $91,000 and $91,000 of favorable reserve development in the commercial multi-peril and other liability lines, respectively.

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

The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Commerical Lines
Policy acquisition costs	24.6%	25.2%
Operating expenses	9.3%	12.2%
Total	33.9%	37.4%

Personal Lines
Policy acquisition costs	26.4%	24.5%
Operating expenses	27.0%	17.2%
Total	53.4%	41.7%

Corporate and Other
Operating expenses	4.6%	9.0%
Total	4.6%	9.0%

Consolidated
Policy acquisition costs	25.0%	25.0%
Operating expenses	18.1%	22.9%
Total	43.1%	47.9%

Our expense ratio decreased 4.8 percentage points in the three months ended September 30, 2015, as compared to the same period in 2014. The reduction in the expense ratio is the result of leveraging our fixed costs related to our infrastructure as our premium volume continues to grow while our operating costs remain relatively stable.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income remained consistent for three months ended September 30, 2015 and 2014 at approximately 25.0%.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 18.1% and 22.9% for the three months ended September 30, 2015 and 2014, respectively. The reduction in the operating expenses is the result of leveraging our fixed costs.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended September 30, 2015 and 2014 (in thousands):

Underwriting Gain (Loss)

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Commerical Lines
Commercial multi-peril	$655	$980	$(325)	-33.2%
Other liability	1,105	388	717	184.8%
Commercial automobile	127	44	83	188.6%
Other	329	2	327	*
Total	$2,216	$1,414	$802	56.7%

Personal Lines
Low-value dwelling	$(263)	$(1,441)	$1,178	-81.7%
Wind-exposed homeowners	567	51	516	*
Personal automobile	(1,036)	(1,074)	38	-3.5%
Total	$(732)	$(2,464)	$1,732	-70.3%

Corporate and Other	(821)	(1,378)	557	-40.4%
Total	$663	$(2,428)	$3,091	*

* Percentage change is not meaningful

Results of Operations For The Nine Months Ended September 30, 2015 and 2014

The following table summarizes our operating results for the periods indicated (in thousands):

Summary of Operating Results

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Gross written premiums	$68,505	$55,580	$12,925	23.3%
Net written premiums	$58,207	$49,618	$8,589	17.3%
Net earned premiums	$47,491	$41,203	$6,288	15.3%
Other income	1,492	1,424	68	4.8%
Losses and loss adjustment expenses, net	27,359	30,477	(3,118)	-10.2%
Policy acquisition costs	9,839	10,488	(649)	-6.2%
Operating expenses	10,636	9,540	1,096	11.5%
Underwriting gain (loss)	1,149	(7,878)	9,027	*
Net investment income	1,460	823	637	77.4%
Net realized investment gains	238	266	(28)	-10.5%
Other gains	104	-	104	*
Interest expense	664	360	304	84.4%
Income (loss) before income taxes	2,287	(7,149)	9,436	*
Income tax expense (benefit)	-	(178)	178	*
Net income (loss)	$2,287	$(6,971)	$9,258	*

GAAP Underwriting Ratios:
Loss ratio (1)	55.9%	71.5%
Expense ratio (2)	41.8%	47.0%
Combined ratio (3)	97.7%	118.5%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

*	Percentage change is not meaningful

Premiums

Our premiums are presented below for the nine months ended September 30, 2015 and 2014 (in thousands):

Summary of Premium Revenue

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)

Gross written premiums
Commerical lines	$50,723	$37,713	$13,010	34.5%
Personal lines	17,782	17,867	(85)	-0.5%
Total	$68,505	$55,580	$12,925	23.3%

Net written premiums
Commerical lines	$43,164	$33,006	$10,158	30.8%
Personal lines	15,043	16,612	(1,569)	-9.4%
Total	$58,207	$49,618	$8,589	17.3%

Net Earned premiums
Commerical lines	$33,779	$24,410	$9,369	38.4%
Personal lines	13,712	16,793	(3,081)	-18.3%
Total	$47,491	$41,203	$6,288	15.3%

Gross written premiums increased $12.9 million, or 23.3%, to $68.5 million for the nine month period ended September 30, 2015, as compared to $55.6 million for the same period in 2014. The increase was driven by continued growth in our commercial lines business, which was partially offset by a slight decrease in our personal lines. The premium growth in our commercial lines in the nine months ended September 30, 2015, reflects our continued execution of our growth initiatives in the niche commercial insurance markets.

Commercial lines gross written premiums increased $13.0 million, or 34.5%, to $50.7 million for the nine months ended September 30, 2015, as compared to $37.7 million for the same period in 2014. This increase was primarily driven by the commercial multi-peril and other liability business which grew $6.0 million, or 25.3%, and $3.9 million, or 68.0%, respectively, compared to the same period in 2014.

The gross written premiums in our personal lines decreased slightly by $85,000 or, 0.5%, to $17.8 million for the nine months ended September 30, 2015, as compared to $17.9 million for the same period in 2014. The decrease was related to the change in the mix of business as we terminated our personal automobile line product in 2015 and implemented underwriting and marketing changes to our homeowners line in late 2014. As a result, the gross written premiums from our homeowners business increased $5.8 million, driven by our wind-exposure business, and our personal automobile business decreased $5.9 million for the nine months ended September 30, 2015.

Net written premiums increased $8.6 million, or 17.3%, to $58.2 million for the nine months ended September 30, 2015, compared to $49.6 million for the same period in 2014. This increase was driven by the impact of the termination of a quota share reinsurance agreement which occurred on August 1, 2015. The quota share arrangement was terminated as management determined the Company no longer needed the leverage support of this reinsurance arrangement due to the added capital raised from our IPO. The termination of the agreement resulted in the reversal of $9.4 million of related unearned ceded premiums and had minimal impact on the net earned premiums for the nine months ended September 30, 2015. Excluding the impact of the termination of the quota share reinsurance agreement the net written premiums for the nine months ended September 30, 2015 decreased $811,000, or 1.6%, compared to the same period in 2014.

Ceded earned premiums as a percent of gross earned premiums were 28.3% for the nine months ended September 30, 2015, as compared to 13.9% for the same period in 2014. The increase in the ceded earned premium rate was primarily attributable to the quota share reinsurance agreement which was in place from December 31, 2014 until August 1, 2015 and to a lesser extent, an increase in the rates on our catastrophe reinsurance program to correlate with our increased wind-exposed business. We expect this rate to continue to decrease in the future months due to the termination of the quota share agreement. The six month June 30, 2015 rate was 31.4%.

Other income

Other income for the nine months ended September 30, 2015 increased $69,000, or 4.8%, to $1.5 million as compared to $1.4 million for the same period in 2014. Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. It also includes commission income from the Affiliate. Other income is expected to decrease in the future due to the deconsolidation of the Affiliate.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the nine months ended September 30, 2015 and 2014 (in thousands).

Nine Months Ended September 30, 2015	Commercial Lines	Personal Lines	Total
	(dollars in thousands)

Accident year net losses and LAE	$18,109	$9,125	$27,234
Net (favorable) adverse development	(272)	397	125
Calendar year net loss and LAE	$17,837	$9,522	$27,359

Accident year loss ratio	52.0%	64.9%	55.6%
Net (favorable) adverse development	-0.8%	2.8%	0.3%
Calendar year loss ratio	51.2%	67.7%	55.9%

Nine Months Ended September 30, 2014	Commercial Lines	Personal Lines	Total
	(dollars in thousands)

Accident year net losses and LAE	$16,455	$15,288	$31,743
Net (favorable) adverse development	(1,457)	191	(1,266)
Calendar year net loss and LAE	$14,998	$15,479	$30,477

Accident year loss ratio	65.5%	87.1%	74.5%
Net (favorable) adverse development	-5.8%	1.1%	-3.0%
Calendar year loss ratio	59.7%	88.2%	71.5%

Net losses and LAE decreased by $3.1 million, or 10.2%, for the nine months ended September 30, 2015, as compared to the same period in 2014. Decreases in our net losses and LAE were attributable to a number of factors, including a significant reduction in weather-related property losses which were historically high in 2014, a $2.8 million decrease in losses in low-value dwelling (resulting from our underwriting changes in late 2014 and fewer weather-related losses) and a $5.3 million reduction of nonstandard automobile losses as that line of business is in run-off. Partially offsetting these items were increases to the net losses and LAE in the commercial line and wind-exposed homeowners business which corresponds with our expectations given the overall growth of our business.

The calendar year loss ratios were 55.9% and 71.5% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the loss ratio was mainly the result of lower losses in the low-value dwelling and commercial multi-peril lines. Both lines experienced losses that were historically higher in 2014 due to weather-related property damage. In addition, the mix of business continues to evolve as our lines of business with historically lower overall loss ratios grows (such as wind-exposed homeowners, and commercial liability lines), and the historically higher loss ratio business declines (such as low-value dwelling in the Midwest and nonstandard automobile).

Overall reserve development on prior accident years for the nine months ended September 30, 2015 was unfavorable by $125,000, or 0.3 percentage points. This unfavorable development consisted of adverse reserve development of $494,000 and $696,000 in the personal and commercial automobile lines, respectively partially offset by favorable development of $530,000, $125,000 and $313,000 in the commercial multi-peril, other liability and workers’ compensation lines, respectively.

Total prior-year reserve development for the nine months ended September 30, 2014 was favorable by $1.3 million, or 3.0 percentage points. This favorable development consisted of favorable reserve development of $877,000 and $481,000 in the commercial multi-peril and other liability lines, respectively, partially offset by $422,000 adverse reserve development in the low-value dwelling lines.

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

The table below provides the expense ratio by major component.

	Nine Months Ended September 30,
	2015	2014
	(in thousands)

Commerical Lines
Policy acquisition costs	20.4%	25.0%
Operating expenses	11.4%	14.5%
Total	31.8%	39.5%

Personal Lines
Policy acquisition costs	19.5%	24.0%
Operating expenses	12.8%	11.3%
Total	32.3%	35.3%

Corporate and Other
Operating expenses	9.9%	9.2%
Total	9.9%	9.2%

Consolidated
Policy acquisition costs	20.1%	24.6%
Operating expenses	21.7%	22.4%
Total	41.8%	47.0%

Our expense ratio decreased 5.2 percentage points in the nine months ended September 30, 2015, as compared to the same period in 2014. The reduction in the expense ratio is the result of leveraging our fixed costs related to our infrastructure as our premium volume continues to grow while our operating costs remain relatively stable.

The percentage of policy acquisition costs to net earned premiums and other income was 20.1% and 24.6% for the nine months ended September 30, 2015 and 2014, respectively. The reduction in the ratio was primarily due to the impact of the quota share reinsurance agreement. The quota share reinsurance agreement includes a ceding commission equal to 37.0% of the ceded premiums. The ceding commission was recorded as a reduction to deferred policy acquisition costs and charged to expense as an offset to our direct costs in proportion to premium earned. The ceding commission recorded in the nine months ended September 30, 2015 was $3.5 million. This agreement was terminated by the Company in August 2015. To a lesser extent, policy acquisition costs were also reduced by the change in the mix of business. The nonstandard personal automobile business, which had a high acquisition cost ratio, went into run-off in early 2014. Now that it has substantially run-off, there are no more acquisition costs from this line.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 21.7% and 22.4% for the nine months ended September 30, 2015 and 2014, respectively. The decreased ratio is the net result of an increase from the impact of the quota share reinsurance agreement and a decrease from the effect of an increase in earned premiums on a less variable expense infrastructure.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the nine months ended September 30, 2015 and 2014 (in thousands):

Underwriting Gain (Loss)

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)

Commerical Lines
Commercial multi-peril	$2,451	$(923)	$3,374	*
Other liability	2,430	1,179	1,251	106.1%
Commercial automobile	138	(40)	178	*
Other	897	(30)	927	*
Total	$5,916	$186	$5,730	*

Personal Lines
Low-value dwelling	$(358)	$(2,844)	$2,486	-87.4%
Wind-exposed homeowners	2,090	125	1,965	*
Personal automobile	(1,732)	(1,403)	(329)	23.4%
Total	$-	$(4,122)	$4,122	*

Corporate and Other	(4,767)	(3,942)	(825)	20.9%
Total	$1,149	$(7,878)	$9,027	*

* Percentage change is not meaningful

Investment Income

Net investment income increased by $637,000, or 77.4%, to $1.5 million for the nine months ended September 30, 2015, as compared to $823,000 for the same period in 2014. This increase was the result of growth of the investment portfolio and a change in the mix of investments. Average invested assets through the third quarter of 2015 were $106.7 million as compared to $72.2 million in 2014, an increase of $34.5 million, or 47.8%. As of September 30, 2015, the average invested asset balance was comprised of 85.3% of fixed maturities, 3.8% of equity securities and 10.9% of short term investments, compared to the September 30, 2014 mix of 73.5% of fixed maturities, 5.3% of equity securities and 21.2% of short term investments.

The portfolio’s average quality was AA at September 30, 2015 and December 31, 2014. The portfolio produced a tax equivalent book yield of 2.18% and 1.69% for the nine months ended September 30, 2015 and 2014, respectively. The average duration of the fixed maturity portfolio was 3.4 years at September 30, 2015 and 3.1 years at December 31, 2014.

Interest Expense

Interest expense was $664,000 and $360,000 for the nine months ended September 30, 2015 and 2014, respectively. Interest expense increased primarily due to the additional outstanding borrowings under the Revolver which existed until the completion of the Company’s IPO. The outstanding borrowings under the Revolver were repaid from the proceeds received from the Company’s IPO, in August 2015.

Income Tax Expense

For the nine months ended September 30, 2015, the Company had $0 of income tax expense due to a valuation allowance that offsets any use of prior period net operating loss carryforwards. The income tax benefit of $178,000 for the nine months ended September 30, 2014, relates to the impact of changes to net unrealized gains during the quarter which tax effect was included in the change in other comprehensive income and the corresponding change to the valuation allowance was reflected in the consolidated statement of operations as a deferred tax benefit.

Liquidity and Capital Resources

Sources and Uses of Funds

On August 18, 2015, the Company completed its IPO in which it issued and sold 3,300,000 shares of common stock at an IPO of $10.50 per share. The Company received net proceeds of $30.7 million after deducting underwriting discounts and commissions of $2.4 million and other offering expenses of $1.5 million.

At September 30, 2015, we had $20.1 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, short-term investments and investment securities balances and the $17.5 million available under our revolving credit line, will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our insurance subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the insurance subsidiaries to the holding company for management, administrative, and information technology services provided to the insurance subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the insurance subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our insurance subsidiaries to declare dividends to the holding company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were $2.7 million of dividends paid from our insurance subsidiaries during the nine months ended September 30, 2015.

We intend to contribute a portion of the net proceeds that we have received from our IPO to our insurance subsidiaries which will increase their statutory surplus levels. We expect that this will provide the necessary statutory capital to support our premium volume growth over the next two years.

Cash Flows

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2015, was $9.8 million as compared to $1.3 million for the same period in 2014. The increase in cash used in operations was attributable to the quota share arrangement.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2015, was $5.0 million as compared to $30.0 million for the same period in 2014. The fluctuation in the funds used in routine investing activities correlates with the growth in the Company’s business. The Company continued to grow in 2015, however the current year growth has been at a slower pace than in 2014 and, therefore, the funds used in investing activities have decreased. In addition, we continue to invest in additional securities as premiums are collected faster than claims are paid out.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2015, was $9.9 million as compared to $36.2 million for the same period in 2014. During the nine months ended September 30, 2015, we received net funds of $30.7 million from our IPO, received proceeds of $3.1 million for common stock issued to former holders of preferred stock, used $6.3 million to repurchase outstanding shares of preferred stock and pay accrued preferred dividends, used $17.0 million to pay off our revolving line of credit and used $1.3 million for our routine payments on our term loans.

During the nine months ended September 30, 2014, we initiated certain capital raising activities and received $21.4 million in proceeds from stock sold to third-party investors, members of the board of directors, executive management and employees, along with their relatives. In addition we had borrowings of $15.0 million under our revolving line of credit and term loan.

Outstanding Debt

We are party to a $30.0 million senior credit facility with Comerica Bank which currently consists of a $7.5 million five-year term note, a $5.0 million five-year term note and an available $17.5 million revolving line of credit expiring on August 1, 2016. Our total senior debt at September 30, 2015 was $9.8 million. Our minimum principal and interest payments on our senior debt for the last three months of 2015 is estimated at $581,000 with the following for 2016-2017, $5.0 million and 2018-2019, $4.9 million. Refer to Note 8 ~ Senior Debt of the Notes to the Consolidated Financial Statements, for additional information regarding our outstanding debt.

Recently Issued Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies – Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of September 30, 2015. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.

Interest Rate Risk

At September 30, 2015, the fair value of our investment portfolio, excluding cash and cash equivalents, was $101.6 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of September 30, 2015, was approximately 3.4 years, compared to 3.1 years at December 31, 2014.

The table below summarizes our interest rate risk. The table also illustrates the sensitivity of the fair value of fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of September 30, 2015. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
		Estimated	Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of September 30, 2015	Fair Value	Fair Value	Fair Value	Equity
	(dollars in thousands)

200 basis point increase	$97,337	$(6,766)	-6.5%	-8.4%
100 basis point increase	100,668	(3,435)	-3.3%	-4.3%
No change	104,103	-	0.0%	0.0%
100 basis point decrease	106,914	2,811	2.7%	3.5%
200 basis point decrease	108,267	4,164	4.0%	5.2%

Credit Risk

An additional exposure to our fixed-income securities portfolio is credit risk. We manage our credit risk by investing only in investment-grade securities. In addition, we comply with applicable statutory requirements which limit the portion of our total investment portfolio that we can invest in any one security.

We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. To mitigate our credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A−” or better and continue to evaluate their financial condition throughout the duration of our agreements.

At September 30, 2015, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $15.6 million. We believe all amounts recorded as due from reinsurers are recoverable.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe as specified in the SEC’s rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 15 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2015, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the Registration Statement on Form S-1 (Amendment No. 3) filed on August 12, 2015 with the SEC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In a private placement transaction, the previous holders of 29,550 shares of our preferred stock agreed to use the proceeds from the sale of these shares, including dividend payments, of $3.1 million, to purchase from us, on the closing of our IPO shares of our common stock. Immediately following the closing of our IPO on August 18, 2015, we issued a total of 294,481 shares of common stock at $10.50 per share to these former holders of preferred stock in return for proceeds to us of $3.2 million. The issuances of common stock to the previous holders of shares of preferred stock were exempt from the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder exempting transactions by an issuer not involving any public offering.

Use of Proceeds from Initial Public Offering

The Registration Statement on Form S-1 (File No. 333-205448) for the IPO of our common stock was declared effective by the SEC on August 12, 2015. The Registration Statement on Form S-1 registered an aggregate of 3,565,000 shares of our common stock, including 465,000 shares of common stock registered to cover in full over-allotments by the underwriters. On August 18, 2015, we closed our IPO whereby 3,300,000 shares of our common stock were sold, which included 200,000 shares from the underwriters’ partial exercise of their overallotment option and the sale of 100,000 shares to James G. Petcoff, our Chief Executive Officer, at a public offering price of $10.50 per share. Upon completion of the sale of the shares of our common stock, referenced in the preceding sentence, the IPO terminated.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 13, 2015 pursuant to Rule 424(b)(4).

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K		3.1	August 28, 2015

10.1	Third Amendment to Amended and Restated Credit Agreement and Consent dated as of August 6, 2015 between the Company and Comerica Bank, N.A.	10-Q	June 30, 2015	10.1.3	September 14, 2015

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	XBRL Instance Document
101.SCH	SBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONIFER HOLDINGS, INC.

By:	/s/ Harold J. Meloche
Harold J. Meloche
Chief Financial Officer,
Principal Financial Officer,
Principal Accounting Officer

Dated:   November 10, 2015