Form 10-K
period 2015-12-31
Conifer Holdings, Inc.
filed 2016-03-15
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant filed its initial public offering on August 18, 2015. As a result, there was no aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. The number of outstanding shares of the registrant’s common stock, no par value, as of March 11, 2016, was 7,644,492.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-K

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS
Legal Organization
Conifer Holdings, Inc. (Nasdaq: CNFR) is a Michigan‑based insurance holding company formed in 2009. Our principal executive offices are located at 550 W. Merrill Birmingham, MI 48009 (telephone number: (248) 559-0840). Our corporate website address is www.cnfrh.com.
As used in this Form 10-K, references to “Conifer,” “Conifer Holdings,” “the Company,” “our Company,” “we,” “us,” and “our” refer to Conifer Holdings, Inc., a Michigan corporation, and its wholly owned subsidiaries Conifer Insurance Company (“CIC”), White Pine Insurance Company (“WPIC”), Red Cedar Insurance Company (“RCIC”), American Colonial Insurance Company (“ACIC”), American Colonial Insurance Services (“ACIS”) and Sycamore Insurance Agency, Inc. (“SIA”). CIC, WPIC, RCIC and ACIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc is referred to as the "Parent Company."
Recent Developments
On February 25, 2016, the Company announced its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management is authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. Repurchases may be made from time to time, without prior notice. The Company may suspend or discontinue the program at any time.
On August 18, 2015, we completed our initial public offering (“IPO”), raising net proceeds of $30.4 million, after deducting offering underwriting discounts and commissions and other offering expenses. We used $17.0 million of the proceeds to pay down all of our line of credit facility (the “Revolver”) and $6.3 million to buy back all of the outstanding preferred stock. The remaining $10.2 million ($7.1 million plus $3.1 million raised from preferred shareholders reinvesting their proceeds from the repurchase of the preferred shares into common shares at the IPO price), is available to contribute capital to the Insurance Company Subsidiaries in order to support our growth initiatives, and other general corporate purposes.
Business Overview
Through our Insurance Company Subsidiaries, we offer insurance coverage in both specialty commercial and specialty personal product lines. Currently, we are authorized to write insurance as an excess and surplus lines (“E&S”) carrier in 44 states, we are licensed to write insurance in 29 states as an admitted carrier and we offer our insurance products in all 50 states.
Many of our products are targeted to profitable classes of policyholders that we believe are underserved by other insurers. We market and sell these insurance products through a growing network of over 5,500 independent agents that distribute our policies through their approximately 2,200 sales offices. We are focused on growing our business in non‑commoditized property and casualty insurance markets, while maintaining underwriting discipline and a conservative investment strategy. The following table summarizes our net earned premiums:

	Net Earned Premium
	2015	2014	2013
Commercial	73%	62%	57%
Personal	27%	38%	43%
Total	100%	100%	100%
We have substantial expertise in serving the unique commercial insurance needs of owner‑operated businesses in the following markets:

•	Hospitality, such as restaurants, bars, taverns, and bowling centers (that require, among other lines, liquor liability insurance), as well as small grocery and convenience stores;

•	Artisan contractors, such as plumbers, painters, carpenters, electricians and other independent contractors; and

•	Security service providers, such as companies that provide security guard services, security alarm products and services, and private investigative services.
In our commercial lines business, we seek to differentiate ourselves and provide value to small business owner‑operators by bundling different insurance products that meet a significant portion of their insurance needs. For example, in the hospitality market we offer property, casualty, and liquor liability, as well as, in some jurisdictions, workers’ compensation coverage. The breadth of our specialty commercial insurance products enables our small business customers, many of whom do not have dedicated risk management personnel, and their agents to save the administrative costs and time required to seek coverage for these items from separate insurers. As such, we compete for commercial lines business based on our flexible product offerings and customer service, rather than on pricing alone. Our target commercial lines customer has an average account size of $5,000 in premium.
We also have substantial expertise in providing specialty homeowners’ insurance products to targeted customers that are often underserved by larger carriers or other established providers of homeowners’ insurance. Our personal lines products primarily include the following:

•	Catastrophe coverage, including hurricane and wind coverage, to underserved homeowners in Florida, Hawaii and Texas; and

•	Dwelling insurance tailored for owners of lower valued homes, which we currently offer in Illinois, Indiana, Louisiana and Texas.
In our personal lines business, we target homeowners in need of specific catastrophe coverage or dwelling insurance that are currently underserved by the insurance market, due to the modest value of their homes or the exposure to natural catastrophes in their geographic area. Because these homeowners are underserved, this portion of the market is typically subject to less pricing pressure from larger nationwide insurers that offer a more commoditized product. We believe our underwriting expertise enables us to compete effectively in these markets by evaluating and appropriately pricing risk. In addition, we believe our willingness to meet these underserved segments of the personal lines insurance market fosters deeper relationships with, and increased loyalty from, the agents who distribute our products. Our target personal lines customer has an average account size of $1,200 in premium.
Overall, we seek multi-line distribution of our premiums earned between commercial and personal lines to better diversify our business and mitigate the potential cyclical nature of either market.
Geographic Diversity and Mix of Business

While we pursue top line premium growth, we do not do so at the expense of losing underwriting discipline. Our underwriters have the experience and institutional flexibility to recognize when to exit certain products in favor of more profitable opportunities as insurance market conditions dictate; as most recently demonstrated by the measured growth in our Wind-exposed Homeowners line in Florida. The following tables summarize our gross written premiums by line of business and state for the years indicated therein (dollars in thousands):

	Gross Written Premiums by Line of Business
	2015	%	2014	%	2013	%
Commercial Multiple-peril	$42,360	45.2%	$35,613	42.5%	$21,133	47.9%
Commercial Automobile	11,445	12.2%	9,228	11.0%	769	1.7%
Other Liability	10,584	11.3%	7,745	9.2%	4,485	10.2%
Other	3,808	4.1%	2,470	3.0%	934	2.2%
Wind-exposed Homeowners	17,273	18.4%	12,305	14.7%	3,759	8.5%
Low-value Dwelling	7,208	7.7%	8,080	9.6%	6,250	14.2%
Personal Automobile	1,072	1.1%	8,406	10.0%	6,757	15.3%
Total	$93,750	100.0%	$83,847	100.0%	$44,087	100.0%

	Gross Written Premiums by State
	2015	%	2014	%	2013	%
Florida	$23,048	24.6%	$24,295	29.0%	$5,800	13.2%
Michigan	16,074	17.2%	14,373	17.1%	7,157	16.2%
Pennsylvania	12,931	13.8%	12,316	14.7%	9,964	22.6%
Texas	10,381	11.1%	7,987	9.5%	4,210	9.5%
Indiana	6,068	6.5%	6,644	7.9%	4,830	11.0%
Ohio	3,693	3.9%	2,966	3.5%	832	1.9%
Montana	2,945	3.1%	2,423	2.9%	86	0.2%
Hawaii	2,661	2.8%	274	0.3%	—	—%
Illinois	2,453	2.6%	4,015	4.8%	8,529	19.3%
West Virginia	1,518	1.6%	1,298	1.6%	38	0.1%
All Other States	11,978	12.8%	7,256	8.7%	2,641	6.0%
Total	$93,750	100.0%	$83,847	100.0%	$44,087	100.0%

The Conifer Approach
We have built our business in a manner that is designed to adapt to changing market conditions and deliver predictable results over time. The following highlights key aspects of our model that contribute to our balanced approach:

•
Focus on underserved markets. We focus on providing specialty insurance products to targeted policyholders in underserved markets. We believe that most of our small business customers, many of which are owner‑operated, value the efficiency of dealing with a single insurer for multiple products. By targeting small- to medium-sized accounts, we add value to the business owner directly without competing solely on price.

•
Deep understanding of the business and regulatory landscapes of our markets. The competition for insurance business and the regulatory operating environment vary significantly from state to state. Our business plan includes identification of market opportunities in particular jurisdictions where due to regulatory conditions, our insurance products can profitably suit the needs of our potential customers. We focus on tailoring our business to concentrate on the geographic markets and regulatory environments with the greatest opportunities for growth and profitability.

•
Emphasis on flexibility. We offer coverage to our insureds both on an E&S and admitted basis. We believe this flexibility enables us to pivot effectively between E&S and admitted policies as customer needs and regulatory conditions dictate.

•
Strong relationships with our agents. We seek to develop strong relationships with our independent agents and provide them with competitive products to offer policyholders, responsive service and attractive commissions. We believe our agents understand that we view them as key partners in risk selection that help us serve our ultimate client-the insured.

•
Conservative risk management with an emphasis on lowering volatility. We focus on the risk/reward of insurance underwriting, while maintaining a prudent investment policy. We employ conservative risk management practices and opportunistically purchase reinsurance to minimize our exposure to liability for individual risks. In addition, we seek to maintain a diversified liquid investment portfolio to reduce overall balance sheet volatility. As of December 31, 2015, our investments primarily consisted of fixed income investments with an average credit rating of “AA” and an average duration of 3.1 years.

Our Competitive Strengths
We believe the following competitive strengths have allowed us to grow our business and will continue to support our strategic growth initiatives:

•
Talented underwriters with broad expertise. Our underwriters have significant experience managing account profitability across market cycles. With an average of over 25 years of experience, our senior underwriters possess the required expertise to respond appropriately to market forces.

•
Controlled and disciplined underwriting. We underwrite substantially all policies to our specific guidelines with our experienced, in-house underwriting team. We customize the coverages we offer, and continually monitor our markets and react to changes in our markets by adjusting our pricing, product structures and underwriting guidelines. By tailoring the terms and conditions of our policies, we align our actual underwriting risk with the profit of each insurance account that we write.

•
Proactive claims handling. We have a proactive claims handling philosophy that utilizes an internal team of experienced in-house attorneys to manage and supervise our claims from inception until resolution. Once we determine a claim is covered by the underlying policy, our proactive handling of claims reinforces our relationships with our customers and agents by demonstrating our willingness to defend our insureds aggressively and help them mitigate losses.

•
Proven management team. Our senior management team has an average of over 21 years of experience in the insurance industry. Our senior management team has successfully created, managed and grown numerous insurance companies and books of business, and has longstanding relationships with many independent agents and policyholders in our targeted markets.

•
Ability to leverage technology to drive efficiency. As a relatively new insurance company, we are not burdened with inefficient legacy systems. We utilize a web‑based information technology system that seeks to achieve greater organizational efficiency in our company. Leveraging the infrastructure of programmers and support staff of third‑party vendors allows our in‑house business analysts to focus on new product development and roll‑out. We believe this capability reduces our time to market for new products, enhances services for insureds, increases our ability to capture data, and reduces cost.

Marketing and Distribution
Independent agents are our main distribution source. The selection of an insurance company by a business or individual is strongly influenced by the business or individual’s agent. We seek to maintain favorable relationships with our select group of agents. Our distribution philosophy is to treat our agents as partners, and we provide them with competitive products, personal service and attractive commissions. We believe these factors contribute to our positive agency retention.
In 2015, our top six select agencies accounted for approximately 48% of our gross written premiums in our commercial lines, and our top four select agencies accounted for approximately 64% of our gross written premiums in our personal lines. We have long term relationships with each of these agencies. We anticipate our concentration in these agencies will decrease in future periods as we establish relationships with additional agencies as part of our strategic growth plan. Our insurance companies market and distribute their products mainly through an independent agency network, but we do utilize a few managing general agents and certain key wholesalers when appropriate.
We pay competitive commissions in accordance with the custom of the marketplace. We recruit our producers through referrals from our existing network of agents, word‑of‑mouth, advertisement, as well as direct contacts initiated by potential agents. Our marketing efforts are directed through our offices in Michigan, Florida, Pennsylvania, Tennessee and Texas.
We view our agents as key partners in risk selection. We actively solicit their input regarding potential improvements to our business methods and consult with them in developing new commercial products and entering new customer markets. At the same time, we take careful measure to appropriately control and monitor our agents’ operations. Controls include frequent review of the quality of business, loss experience and other mechanisms. We retain sole binding authority on the majority of our business. Binding authority is only granted to select long-term agents. When binding authority is granted, we restrict such authority to a specific set of guidelines that are provided to agents beforehand and our underwriters review each risk to ensure the guidelines are followed.
In addition to marketing to individual agents, we formed SIA to review specific opportunities to write select business on a direct basis. SIA also owns 50% of a small agency in South Carolina and places small commercial risks mainly for alarm and security guard markets.
Underwriting
We are focused on underwriting profitability and effective enterprise risk management. With an average of over 25 years of experience, our senior underwriters have the experience to properly manage account profitability across market cycles.

Our focus in the hospitality industry centers on small- to medium-sized businesses. Our underwriting philosophy for our specialty commercial risks in this industry is to look at each risk individually and selectively before writing any policies. We remain focused on the small- to medium-sized well operated business where the owner is often on‑site and in a better position to efficiently and safely run the overall operations. We understand the risks associated with the smaller enterprises and, due to lighter competition, believe we can receive a fair premium to compensate for the risk taken.
With respect to property coverages, particularly for the commercial lines, we believe it is important to focus on the profitability of the insureds’ business, as well as the traditional risk factors. Therefore, in addition to obtaining inspections on commercial packages written, we strive to understand the insureds’ business operations and bottom line to verify the underlying business is an acceptable risk. This philosophy, developed over many years of operational experience by our senior management and underwriters, has proven effective for us.
All commercial and personal policy applications are underwritten according to established guidelines that have been provided to our independent agency force. These guidelines have been integrated into our information technology system framework and only policies that meet our guidelines are accepted by our system. Our underwriting staff has substantial industry experience in matching policy terms, conditions, and pricing to the risk profiles of our policyholders and therefore strengthens our ability to achieve profitability in the product lines we write.
Commercial Lines. In writing commercial lines policies, we frequently employ tailored limiting endorsements, rating surcharges and customized limits to align our product offerings to the risk profile of the class and the specific policyholder being underwritten. Furthermore, we consistently monitor our markets so that we are able to quickly implement changes in pricing, underwriting guidelines and product offerings as necessary to remain competitive. We generally do not pursue commercial product lines where competition is based primarily on price. We augment our own internally‑developed pricing models with benchmark rates and policy terms set forth by the Insurance Services Office, or ISO. The ISO system is a widely recognized industry resource for common and centralized rates and forms. It provides advisory ratings, statistical and actuarial services, sample policy provisions and other services to its members.
Personal Lines. We employ internal product managers to review our position relative to our competition, create better segmentation of pricing and originate premium rate changes as appropriate. Consistent with industry practice, we grant our personal lines agents limited binding authority within our specific guidelines. Once a completed application and premium payment are submitted to us, the application is bound but still reviewed for final approval. If the agent has underwritten and submitted the account according to our guidelines, we process the application as complete. If our guidelines have not been followed, the application may be cancelled or updated and re‑submitted for further underwriting review. If the agent does not submit the minimum down payment, we allow for a specific notice and cure period, then process or cancel as appropriate.
Claims
We believe that effective claims management is vitally important to our success, allowing us to cost‑effectively pay valid claims, while vigorously defending those claims that lack merit. Our claims department consists of experienced claims professionals located in Michigan, Florida, Pennsylvania and Tennessee. We utilize a proactive claims handling philosophy and seek to internally manage or supervise all of our claims from inception until settlement. By handling our claims internally, we can quickly assess claims, improve communication with our policyholders and claimants and better control our claims management costs.
We have several in‑house attorneys with considerable legal experience in trying cases primarily in the lines of business upon which we concentrate. Included among these attorneys is our head in‑house litigator, who consults on all trials and has 22 years of litigation experience. We also have numerous seasoned property and liability adjusters which allow us to manage our claims exposures more carefully, across all markets. In addition, our claims professionals utilize a network of independent local adjusters and appraisers to assist with specific aspects of claims investigations, such as securing witness statements and conducting initial appraisals in states where it is practical to do so. These outside vendors are compensated based on pre‑negotiated fee schedules to control overall costs.
Claims personnel are organized by line of business, with specific managers assigned as supervisors for each line of business. Reserving and payment authority levels of claims personnel are set by our senior vice president of claims and our president. Those limits of authority are integrated into our claims information technology systems to ensure compliance with these authority limits.
Initial claim reserves are set and determined using our statistical averages of paid indemnity and loss adjusting expenses by line of business. After reviewing statistical data and consulting with our internal actuary, our senior vice president of claims, together with other members of management, set initial reserves by line of business. Once initial reserves have been set, reserves are evaluated periodically as specific claim information changes to generate management’s overall best estimate of reserves. In addition, claim reviews with in‑house adjusters and attorneys provide a regular opportunity to review the adequacy of reserves. Changes to claims reserves are made by senior management based on claim developments and input from these attorneys and adjusters. We utilize an in‑house, experienced and fully credentialed actuary to support our financial efforts. Typically a full ground-up reserve analysis is completed in the third quarter each year with a roll forward to a final reserve review for year end.
Reinsurance
We routinely purchase reinsurance for our commercial and personal lines to reduce volatility by limiting our exposure to large losses and to provide capacity for growth. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. We remain legally responsible for the entire obligation to policyholders, irrespective of any reinsurance coverage we may purchase.
Information relating to our reinsurance structure and treaty information is included within Note 6 ~ Reinsurance of the Notes to the Consolidated Financial Statements.
Loss Reserve Development
The following table presents the development of our loss and loss adjustment expenses ("LAE") reserves from 2009 through 2015, net of reinsurance recoverables (dollars in thousands).

	Year Ended December 31,
	2009	2010	2011	2012	2013	2014	2015

Net liability for losses and loss expenses	$911	$18,795	$17,164	$17,547	$24,955	$28,307	$30,017
Liability re‑estimated as of:
One year later	764	16,565	12,807	13,508	23,763	29,321
Two years later	593	13,071	9,870	13,601	25,521
Three years later	495	10,300	10,038	13,821
Four years later	452	10,698	10,064
Five years later	434	10,926
Six years later	434
Net cumulative redundancy (deficiency)	$477	$7,869	$7,100	$3,726	$(566)	$(1,014)

Cumulative amount of net liability paid as of:
One year later	$253	$4,112	$3,383	$5,186	$13,245	$16,091
Two years later	315	6,277	6,092	9,106	19,711
Three years later	426	8,302	7,917	11,444
Four years later	434	9,372	8,788
Five years later	434	9,971
Six years later	434

Gross liability‑end of year	911	32,047	29,574	24,843	28,908	31,531	35,422
Reinsurance recoverable on unpaid losses	—	13,252	12,410	7,296	3,953	3,224	5,405
Net liability‑end of year	911	18,795	17,164	17,547	24,955	28,307	30,017

Gross liability re‑estimated‑latest	434	20,358	17,077	18,976	29,712	32,394
Reinsurance recoverable on unpaid losses re‑estimated‑latest	—	9,432	7,013	5,155	4,192	3,073
Net liability re‑estimated‑latest	434	10,926	10,064	13,821	25,520	29,321

Gross cumulative redundancy (deficiency)	$477	$11,689	$12,497	$5,867	$(804)	$(863)

Data from 2009 relates only to American Equable, Inc., which is now known as CIC and the 2010 data column includes CIC and WPIC. The 2011 and 2012 data columns include CIC and WPIC. The 2013, 2014 and 2015 data columns include all Insurance Company Subsidiaries.
The first line of the table presents the unpaid loss and LAE reserves at December 31 for each year, including the incurred but not reported ("IBNR") reserve. The next section of the table sets forth the re‑estimates of incurred losses from later years, including payments, for the years indicated. The increase/decrease from the original estimate would generally be a combination of factors, including, but not limited to:

•	Claims being settled for amounts different from the original estimates;

•	Reserves being increased or decreased for individual claims that remain open as more information becomes known about those individual claims; and

•	More or fewer claims being reported after the related year end, than had been expected to be reported before that date.
As our historical data for a particular line of business increases, both in terms of the number of years of loss experience and the size of our data pool, we will increasingly rely upon our own loss experience rather than industry loss experience in establishing our loss and LAE reserves. We plan to continue to apply reserving practices consistent with historical methodologies.
Additional information relating to our reserves is included within the Losses and Loss Adjustment Expenses section of Note 1 ~ Summary of Significant Accounting Policies and Note 5 ~ Unpaid Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as to the Critical Accounting Policies ~ Unpaid Losses and Loss Adjustment Expenses section of Item 7, Management’s Discussion and Analysis.
Regulation
Insurance Company Regulation
Our Insurance Company Subsidiaries are subject to regulation in the states where they conduct business. State insurance regulations generally are designed to protect the interests of policyholders, state insurance consumers or claimants rather than shareholders or other investors. The nature and extent of such state regulation varies by jurisdiction, but generally involves:

•	Prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company;

•	Regulation of certain transactions entered into by such insurance company subsidiary with any of its affiliates;

•	Approval of premium rates, forms and policies used for many lines of insurance;

•	Standards of solvency and minimum amounts of capital and surplus that must be maintained;

•	Limitations on types and concentration of investments;

•	Licensing of insurers and agents;

•	Deposits of securities for the benefit of policyholders; and

•	The filing of periodic reports with state insurance regulators with respect to financial condition and other matters.
In addition, state regulatory examiners perform periodic examinations of our Insurance Company Subsidiaries. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action.
Insurance Holding Company Regulation
We operate as an insurance holding company and are subject to regulation in the jurisdictions in which we conduct business. These regulations require that each of our Insurance Company Subsidiaries register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The insurance laws similarly provide that all transactions among members of a holding company system must be fair and reasonable. Certain types of transactions between our Insurance Company Subsidiaries and the Company and our other affiliates generally must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator.
Various State and Federal Regulation

Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. In addition, for some classes of insureds individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, if permitted by applicable regulations, these adverse effects on profitability can be minimized through repricing of coverages or limitations or cessation of the affected business.
Reinsurance Intermediary
Our reinsurance intermediaries are also subject to regulation. Under applicable regulations, an intermediary is responsible, as a fiduciary, for funds received on account of the parties to the reinsurance transaction. The intermediaries are required to hold such funds in appropriate bank accounts subject to restrictions on withdrawals and prohibitions on commingling.
Licensing and Agency Contracts
We, or certain of our designated employees, must be licensed to act as agents by state regulatory authorities in the states in which we conduct business. Regulations and licensing laws vary in individual states and are often complex.
Insurance licenses are issued by state insurance regulators upon application and may be of perpetual duration or may require periodic renewal. There are often requirements to obtain appropriate new licenses before we can begin writing or offer new coverages in a new state. The requirements are more stringent when writing on an admitted basis, as opposed to E&S where there is greater form and rate flexibility.
Insurers operating on an admitted basis must file premium rate schedules and policy or coverage forms for review and approval by the insurance regulators. In many states, rates and policy forms must be approved prior to use, and insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory.
The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by state regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. We, or our employees, could be excluded, or temporarily suspended, from continuing with some or all of our activities in, or otherwise subjected to penalties by, a particular state.
Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities
Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. The Company's assessments from insolvency funds were minimal for the years ended December 31, 2015, 2014, and 2013.
Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. For the years ended December 31, 2015, 2014, and 2013, total assessments paid to all such facilities were minimal.
Restrictions on Dividends and Risk-Based Capital
For information on Restrictions on Dividends and Risk-based Capital that affect us please refer to Note 9 ~ Statutory Financial Data, Risk-Based Capital and Dividend Restrictions of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.
NAIC-IRIS Ratios
The National Association of Insurance Commissioners’ (“NAIC”) Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners. However, the generation of ratios outside of the usual values does not necessarily indicate a financial problem. For example, premium growth, alone, can trigger one or more unusual values. Refer to the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.
Effect of Federal Legislation
The Terrorism Risk Insurance Act, (“TRIA”), was enacted in November 2002. After several extensions, Congress enacted the Terrorism Risk Insurance Program Reauthorization of 2015 (“Act”). The Act extends the Federal Terrorism Insurance Program until December 31, 2020. The Act continues to require insurance companies to offer terrorism coverage. There is minimal exposure to this coverage as most of our policyholders decline this coverage option.
Employees
At December 31, 2015, we had 133 employees. Substantially all of our employees are full-time. Our employees are not subject to any collective bargaining agreement and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.
Available Information
We maintain an internet website at http://www.cnfrh.com, where we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Statements of Beneficial Ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. In addition, the SEC maintains an Internet site that contains reports, proxy statements, and other information that we file at www.sec.gov. The public may read and copy any materials we file with the Commission at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Information found on our website or any other website is not part of this annual report on Form 10-K or any other report we file with, or furnish to the SEC.
Glossary of Selected Insurance Terms

Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.
Accident year combined ratio
The accident year combined ratio is an insurance industry measure that excludes changes in net ultimate loss estimates from prior accident year loss reserves. The accident year combined ratio provides management with an assessment of the specific policy year’s profitability (which matches policy pricing with related losses) and assists management in their evaluation of product pricing levels and quality of business written. Management uses accident year combined ratio as one component to assess the Company's current year performance and as a measure to evaluate, and if necessary, adjust current year pricing and underwriting.

A.M. Best’s Capital Adequacy Ratio (BCAR)
An integrated review of underwriting, financial and asset leverage. BCAR calculates the net required capital to support the financial risks of the company associated with the exposure of assets and underwriting to adverse economic and market conditions, and compares it to economic capital.

Book value per share	Total common shareholders' equity divided by the number of common shares outstanding.
Case reserves	Claim department estimates of anticipated future payments to be made on each specific individual reported claim.
Combined Ratio based on accounting principles generally accepted in the United States of America (“GAAP”)
The statutory combined ratios modified to reflect GAAP accounting, as management evaluates the performance of our underwriting operations using the GAAP combined ratio. Specifically, the GAAP combined ratio is the sum of the loss and LAE ratio, plus the ratio of GAAP underwriting expenses (which include the change in deferred policy acquisition costs) to net premiums earned (expense ratio).

Combined Ratio based on statutory accounting practices (“SAP”)
The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. The combined ratio is a statutory accounting measurement, which represents the sum of (i) the ratio of losses and loss expenses to net premiums earned (loss ratio), plus (ii) the ratio of underwriting expenses to net premiums written (expense ratio).

Combined Ratio (Overall)	When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.
Deferred policy acquisition costs
Primarily commissions and premium-related taxes that vary with, and are primarily related to, the production of new contracts and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

Deficiency
With regard to reserves for a given liability, a deficiency exists when it is estimated or determined that the reserves are insufficient to pay the ultimate settlement value of the related liabilities. Where the deficiency is the result of an estimate, the estimated amount of deficiency (or even the finding of whether or not a deficiency exists) may change as new information becomes available.

Expense Ratio	For GAAP, it is the ratio of GAAP underwriting expenses incurred to net earned premiums. For SAP, it is the ratio of Statutory underwriting expenses incurred to net written premiums.
Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.
Loss	An occurrence that is the basis for submission and/or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.
Loss and LAE ratio	The ratio of incurred losses and loss adjustment expenses to net earned premiums.
Loss reserves
Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves. As the term is used in this document, “loss reserves” is meant to include reserves for both losses and LAE, unless stated otherwise.

Loss reserve development
The increase or decrease in incurred claims and claim adjustment expenses as a result of the re-estimation of claims and claim adjustment expense reserves at successive valuation dates for a given group of claims. Loss reserve development may be related to prior year or current year development.

Losses incurred	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for IBNR.
NAIC-IRIS ratios	Financial ratios calculated by the NAIC to assist state insurance departments in monitoring the financial condition of insurance companies.
Operating income (loss)	Net income (loss) excluding the after-tax impact of net realized investment gains (losses) and cumulative effect of changes in accounting principles when applicable.
Operating income (loss) per share	Operating income (loss) on a per share basis.
Policyholders' surplus
As determined under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Policyholders' surplus is also referred to as “surplus” or “statutory surplus” for statutory accounting purposes.

Premium leverage ratio (Gross / Net)	The ratio of gross / net written premium to consolidated statutory surplus.
Redundancy
With regard to reserves for a given liability, a redundancy exists when it is estimated or determined that the reserves are greater than what will be needed to pay the ultimate settlement value of the related liabilities. Where the redundancy is the result of an estimate, the estimated amount of redundancy (or even the finding of whether or not a redundancy exists) may change as new information becomes available.

Risk-Based Capital (RBC)
A measure adopted by the NAIC and enacted by states for determining the minimum statutory policyholders' surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Statutory accounting practices (SAP)
The practices and procedures prescribed or permitted by domiciliary state insurance regulatory authorities in the United States for recording transactions and preparing financial statements. Statutory accounting practices generally reflect a modified going concern basis of accounting.

Underwriting gain or loss	Net earned premiums less claims and claim adjustment expenses and insurance-related expenses.

ITEM 1A. RISK FACTORS
Summary Risk Factors
You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operating results or financial condition in the future.
Industry Risks
The property and casualty insurance business is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse trends in litigation, regulatory constraints, general economic conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.
We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, financial condition and results of operations.
Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
Insurance companies’ financial condition and results of operations depend upon their ability to accurately assess the potential losses and loss adjustment expenses under the terms of the insurance policies they underwrite. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. In the insurance industry, there is always the risk that reserves may prove inadequate as it is possible for insurance companies to underestimate the cost of claims.
We base our estimates on our assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, severe weather, climate change, economic and judicial trends, and legislative changes. We continually monitor reserves using new information on reported claims and a variety of statistical techniques to update our current estimate. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our financial strength.
Among the uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses are as follows:

•
When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed;

•
Even when a claim is received (irrespective of whether the policy is a "claims-made”, which requires claims to be reported during the policy period, or “occurrence” basis form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time;

•	New theories of liability are enforced retroactively from time to time by courts;

•
Volatility in the financial markets, economic events, weather events and other external factors may result in an increase in the number of claims and the severity of the claims reported. In addition, elevated inflationary conditions would, among other things, drive loss costs to increase;

•
If claims became more frequent, even if we had no liability for those claims, the cost of evaluating these potential claims could escalate beyond the amount of the reserves we have established. If we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated; and

•
Estimation of incurred but not reported (“IBNR”) losses is a complex and inherently uncertain process which involves a considerable degree of judgment and expertise, which adds to the overall difficulty of estimating loss reserves.

If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract business and could affect our ability to retain or hire qualified personnel.
Severe weather conditions and other catastrophes are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Our property insurance business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms, fires and other non-natural events such as explosions or riots. Additionally, as we continue to grow our homeowners line of business in Florida, Hawaii, Texas and other catastrophe exposed states, our risks related to hurricanes and other tropical storms increase.
The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Severe weather conditions and catastrophes can cause greater losses in our property lines and cause our liquidity and financial condition to deteriorate. In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have a material adverse effect on our business and results of operation.
If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our policyholders, our business, financial condition and results of operations will be adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses, LAE and other underwriting costs and to earn a profit. If we do not accurately assess the risks that we underwrite, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.
Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we:

•	Collect and properly analyze a substantial volume of data from our insureds;

•	Develop, test and apply appropriate actuarial projections and rating formulas;

•	Closely monitor and timely recognize changes in trends; and

•	Project both frequency and severity of our insureds’ losses with reasonable accuracy.

We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, including:

•	Insufficient or unreliable data;

•	Incorrect or incomplete analysis of available data;

•	Uncertainties generally inherent in estimates and assumptions;

•	Our failure to implement appropriate actuarial projections and rating formulas or other pricing methodologies;

•	Regulatory constraints on rate increases; and

•
Our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses, as well as unanticipated court decisions, legislation or regulatory action.

We operate in a highly competitive environment and we may not continue to be able to compete effectively against larger or more well‑established business rivals.
We compete with a large number of other companies in our selected lines of business. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher financial strength ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than us. Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Although pricing is influenced to some degree by that of our competitors, it is not in our best interests to compete solely on price, and we may from time-to-time experience a loss of market share during periods of intense price competition. A number of new, proposed or potential legislative or industry developments could further increase competition in our industry including, but not limited to:

•	An increase in capital‑raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•
The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our E&S lines of insurance business; and

•
Changing practices caused by the Internet may lead to greater competition in the insurance business. Among the possible changes are shifts in the way in which admitted and E&S insurance is purchased. If our distribution model was to be significantly altered by changes in the way admitted and E&S risks were marketed, including, without limitation, through use of the Internet, it could have a material adverse effect on our premiums, underwriting results and profits.

There is no assurance that we will be able to continue to compete successfully in the insurance market. Increased competition in our market could result in a change in the supply and/or demand for insurance, affect our ability to price our products at risk‑adequate rates and retain existing business, or underwrite new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be adversely affected.
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase infrequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets and inflation can all affect the business and economic environment in which we operate. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.
As a holding company which owns insurance companies domiciled in the United States, we and our admitted Insurance Company Subsidiaries are subject to extensive regulation, primarily by Michigan (the domiciliary state for CIC and WPIC),

Florida (the domiciliary state for ACIC), and to a lesser degree, the other jurisdictions in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non‑renewal of policies, changes in control, solvency and a variety of other financial and non‑financial aspects of our business. These laws and regulations are regularly re‑examined and any changes in these laws and regulations or new laws may be more restrictive, could make it more expensive to conduct business or otherwise adversely affect our operations. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could adversely affect our ability to achieve some or all of our business objectives.
In addition, regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe are generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.
The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as guaranty funds. Some states have deregulated their commercial insurance markets. We cannot predict the effect that further deregulation would have on our business, financial condition or results of operations.
The NAIC has developed a system to test the adequacy of statutory capital of U.S.‑based insurers, known as Risk-Based Capital ("RBC"), that many states have adopted. This system establishes the minimum amount of RBC necessary for a company to support its overall business operations. It identifies property‑casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk‑based capital at the required levels could adversely affect the ability of our Insurance Company Subsidiaries to maintain regulatory authority to conduct their business.
In addition, the various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. Each of Michigan and Florida (i.e., our two main domiciliary states for both our CIC and WPIC subsidiaries), include a form of the enterprise risk report requirement.
In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. While Michigan has not formally passed the ORSA requirement, both Michigan and Florida have implemented a form “F” filing requirement that is the initial response to the ORSA Model Act.
We cannot predict the impact, if any, that the NAIC Amendments, compliance with the ORSA Model Act or any other regulatory requirements may have on our business, financial condition or results of operations.

We may become subject to additional government or market regulation which may have a material adverse impact on our business.
Market disruptions like those experienced during the credit‑driven financial market collapse in 2008, as well as the dramatic increase in the capital allocated to alternative asset management during recent years, have led to increased governmental as well as self‑regulatory scrutiny of the insurance industry in general. In addition, certain legislation proposing greater regulation of the industry is periodically considered by governing bodies of some jurisdictions, and the credit‑driven equity market collapse may increase the likelihood that some increased regulation of the industry is mandated.
Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk‑based capital requirements and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform and corporate governance. The Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”) also established the Federal Insurance Office, which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council (the “FSOC”) designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including increasing national uniformity through either a federal charter or effective action by the states. Any additional regulations established as a result of the Dodd‑Frank Act or actions in response to the Federal Insurance Office Report could increase our costs of compliance or lead to disciplinary action. In addition, legislation has been introduced from time to time that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect any such developments could have on our business, financial condition or results of operations.
It is impossible to predict what, if any, changes in the regulations applicable to us, the markets in which we operate, trade and invest or the counterparties with which we do business may be instituted in the future. Any such regulation could have a material adverse impact on our business.
The effect of emerging claim and coverage issues on our business is uncertain.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
Three examples of unanticipated risks that have affected the overall insurance industry are:

•	Apportionment of liability for ground settlement assigned to subcontractors who may have been involved in mundane tasks (such as installing sheetrock in a home);

•	Court decisions, such as the 1995 Montrose decision in California that read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions; and

•	Asbestos liability applied to manufacturers of products and contractors who installed those products.
While not all of these examples have directly affected our business, similarly disruptive unanticipated risks could arise in the select markets in which we compete, and would have a disproportionate and adverse effect on our financial condition and results of operations.
Risks Relating to Our Business
We may not be able to manage our growth effectively.
We intend to continue to grow our business, which could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to locate profitable business opportunities, meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify qualified employees or agents or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively and maintain underwriting discipline could have a material adverse effect on our business, financial condition and results of operations.

Part of our growth strategy involves expansion into areas with a history of severe catastrophic events, the occurrence of which could have a materially adverse effect on our business, financial condition, and results of operations.
Part of our growth strategy involves expanding our property and casualty lines of business into areas of Hawaii, Florida, and Texas that have historically experienced severe catastrophic events such as hurricanes, tornados, and other severe weather events. While we believe that geographic diversification and disciplined underwriting will mitigate our overall exposure, severe weather events are inherently unpredictable. Contemporaneous or near contemporaneous catastrophic events across these geographies, each of which has a history of severe catastrophic events, would have a materially adverse effect on our business, financial condition, and results of operations.
Our investment portfolio is subject to significant market and credit risks, which could result in an adverse impact on our financial condition or results of operations.
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments that is managed by professional investment advisory management firms in accordance with our investment policy and routinely reviewed by our Investment Committee. However, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.
The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities held, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.
Risks for all types of securities are managed through application of our investment policy, which establishes investment parameters that include but are not limited to maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within guidelines established by the NAIC and various state insurance departments, as applicable.
A severe economic downturn could cause us to incur substantial realized and unrealized investment losses in future periods, which would have an adverse impact on our financial condition, results of operations, debt and financial strength ratings, Insurance Company Subsidiaries’ capital liquidity and ability to access capital markets.
Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
A decline in our financial strength rating may result in a reduction of new or renewal business.
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best Company, Inc. (“A.M. Best”) and Demotech, Inc. (“Demotech”), as an important means of assessing the financial strength and quality of insurers. In setting their ratings, both A.M. Best and Demotech utilize a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. For A.M. Best, the ratings range from A++, or superior, to F for in liquidation. Demotech’s ratings range from “A” (unsurpassed) to M (moderate). As of the date of this Form 10-K, A.M. Best has assigned financial strength ratings of B++ to CIC (the fifth highest rating level out of sixteen rating levels) and B+ for WPIC (the sixth highest out of sixteen). ACIC is not currently rated by A.M. Best. A rating of B++ for CIC and a rating of B+ for WPIC means A.M. Best considers both companies to have a “good” ability to meet their ongoing insurance obligations, i.e., to pay claims. Each of CIC, WPIC and ACIC are rated “A” by Demotech (the third highest rating level out of six rating levels) as of the date of this Form 10-K. A financial stability rating of “A” from Demotech indicates “exceptional” financial stability related to maintaining surplus at an acceptable level.
A.M. Best and Demotech assign ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors. A.M. Best and Demotech periodically review our ratings and may revise them downward or revoke them at their sole discretion based primarily on their analyses of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include but are not limited to:

•	If we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s or Demotech’s rating;

•	If unfavorable financial, regulatory or market trends affect us, including excess market capacity;

•	If our losses exceed our loss reserves;

•	If we have unresolved issues with government regulators;

•	If we are unable to retain our senior management or other key personnel;

•	If our investment portfolio incurs significant losses; or

•	If A.M. Best or Demotech alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.
These and other factors could result in a downgrade of our rating. A downgrade of our rating could cause our current and future agents, retail brokers and insureds to choose other, more highly‑rated competitors. A downgrade of this rating could also increase the cost or reduce the availability of reinsurance to us.
In addition, in view of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate and may increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations. A downgrade or withdrawal of any rating could severely limit or prevent us from writing new and renewal insurance contracts. A downgrade of our rating by A.M. Best could also have adverse consequences under our credit agreement.
We may be unable to obtain reinsurance coverage at reasonable prices or on terms that provide us adequate protection.
We purchase reinsurance in many of our lines of business to help manage our exposure to insurance risks that we underwrite and to reduce volatility in our results.
The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, each of which can affect our business volume and profitability. The availability of reasonably affordable reinsurance is a critical element of our business plan. One important way we utilize reinsurance is to reduce volatility in claims payments by limiting our exposure to losses from large risks. Another way we use reinsurance is to purchase substantial protection against concentrated losses when we enter new markets. As a result, our ability to manage volatility and avoid significant losses, expand into new markets or grow by offering insurance to new kinds of enterprises may be limited by the unavailability of reasonably priced reinsurance. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. In such event, if we are unwilling to accept the terms or credit risk of potential reinsurers, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot in turn exclude from the policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written by these direct insurers. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates.
If we are unable to retain key management and employees or recruit other qualified personnel, we may be adversely affected.
We believe that our future success depends, in large part, on our ability to retain our experienced management team and key employees, particularly our chairman and chief executive officer, James G. Petcoff. There can be no assurance that we can attract and retain the necessary employees to conduct our business activities on a timely basis or at all. Our competitors may offer more favorable compensation arrangements to our key management or employees to incentivize them to leave our Company. Furthermore, our competitors may make it more difficult for us to hire their personnel by offering excessive compensation arrangements to certain employees to induce them not to leave their current employment and bringing litigation against employees who do leave (and possibly us as well) to join us. We do not have employment agreements with any of our executive officers or employees. The loss of any of our executive officers or other key personnel, or our inability to recruit and retain additional qualified personnel as we grow, could materially and adversely affect our business and results of operations, and could prevent us from fully implementing our growth strategies.
We, or agents we have appointed, may act based on inaccurate or incomplete information regarding the accounts we underwrite, or such agents may exceed their authority or commit fraud when binding policies on our behalf.
We, and our very select few managing general agencies and other agents who have the ability to bind our policies, rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information. If any such agents exceed their authority or engage in fraudulent activities, our financial condition and results of operations could be adversely affected.
We may be adversely affected by interest rate changes.
Our investment portfolio is predominantly comprised of fixed income securities. These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair market value of fixed income securities. In addition, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, as noted above, rising interest rates could result in a significant reduction of our book value. A low investment yield environment could adversely impact our net earnings, as a result of fixed income securities maturing and being replaced with lower yielding securities which impact investing results.
Interest rates are highly sensitive to many factors beyond our control including general economic conditions, governmental monetary policy, and political conditions. As discussed above, fluctuations in interest rates may adversely impact our business. See “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” for further discussion on interest rate risk.
Our ability to meet ongoing cash requirements, service debt and pay dividends may be limited by our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries.
We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay our expenses and shareholder dividends, depends upon the dividend paying capacity of our Insurance Company Subsidiaries. We will be limited by the earnings of our Insurance Company Subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses. Payments of dividends to us by our Insurance Company Subsidiaries are subject to various business considerations and restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including RBC ratios and A.M. Best's Capital Adequacy Ratio ("BCAR"). The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus, which in turn, is dependent upon the Insurance Company Subsidiaries generating net income. As a result, at times, we may not be able to receive dividends from our Insurance Company Subsidiaries in amounts necessary to meet our debt obligations, to pay shareholder dividends on our capital stock or to pay corporate expenses. Therefore, the inability of our Insurance Company Subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.
We may require additional capital in the future, which may not be available or available only on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new and renewal business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite depends largely upon the expected quality of our claims paying process and our perceived financial strength as estimated by potential insureds, agents, brokers, other intermediaries and independent rating agencies. To the extent that our existing capital is insufficient to fund our future operating requirements, cover claim losses, or satisfy ratings agencies in order to maintain a satisfactory rating, we may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:

•	Fund liquidity needs caused by underwriting or investment losses;

•	Replace capital lost in the event of significant reinsurance losses or adverse reserve developments;

•	Satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•	Meet rating agency or regulatory capital requirements; or

•	Respond to competitive pressures.
Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Further, any additional capital raised through the sale of equity could dilute your ownership interest in the Company and may cause the value of our shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of the holders of our shares and may limit our flexibility in operating our business and make it more difficult to obtain capital in the future. Disruptions, uncertainty, or volatility in the capital and credit markets may also limit our access to capital required to operate our business. If we are not able to obtain adequate capital, our business, financial condition and results of operations could be materially adversely affected.

We are subject to credit risk with regard to our reinsurance counterparties.
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. We cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. The failure of a reinsurer to pay us does not lessen our contractual obligations to insureds. If a reinsurer fails to pay the expected portion of a claim or claims, our net losses might increase substantially and adversely affect our financial condition. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time‑consuming, costly and uncertain of success.
Downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts and could, therefore, result in a downgrade of our own credit ratings. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance.
Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements could subject us to regulatory action.
Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states of domicile and each state in which they issue policies. As of December 31, 2015, our Insurance Company Subsidiaries were in compliance with all such reserves. Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action. This may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. A decline in the risk based capital ratios of our Insurance Company Subsidiaries could limit their ability to make a dividend to us and could be a factor in causing rating agencies to downgrade our ratings. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.
Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.
As of December 31, 2015, we had an aggregate amount of $12.8 million outstanding under our revolving line of credit and our two term loans, combined. To the extent we incur additional debt in the future for acquisitions, capital expenditures, working capital or otherwise, we will be subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.
The Credit Facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums‑to‑capital and surplus ratios, fixed‑charge coverage ratio, and certain other metrics such as risk‑based capital ratios. Certain of the Company’s Insurance Company Subsidiaries are also required to maintain minimum A.M. Best ratings. If we are unable to meet debt covenant requirements or to obtain future waivers regarding such failures, we could be in breach of our credit agreement. Any such breach could cause significant disruption to our operations, including a requirement to immediately repay our indebtedness, and would have severe adverse effects on our liquidity and financial flexibility.
The failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, could have a material adverse effect on our financial condition or results of operations.
Although we seek to mitigate our loss exposure through a variety of methods, the future is inherently unpredictable. It is difficult to predict the timing, frequency and severity of losses with statistical certainty. It is not possible to completely eliminate our exposure to un‑forecasted or unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
For instance, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of endorsements to our policies that limit exposure to known risks. As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond the underwriting intent or by increasing the size or number of claims.
In addition, we design our E&S lines’ policy terms to manage our exposure to expanding theories of legal liability like those which have given rise to claims for lead paint, asbestos, mold, construction defects and environmental matters. Many of the policies we issue also include conditions requiring the prompt reporting of claims to us and entitle us to decline coverage in the event of a violation of that condition. Also, many of our policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought against our policyholders. While these exclusions and limitations help us assess and reduce our loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
We distribute our insurance products through a select group of agents, several of which account for a significant portion of our business, and there can be no assurance that such relationships will continue, or if they do continue, that the relationship will be on favorable terms to us. In addition, reliance on agents subjects us to their credit risk.
Our distribution model depends almost entirely on the agencies that distribute our products. In 2015, four select agencies accounted for approximately 64% of our gross written premiums in our personal lines, and six select agencies accounted for approximately 48% of our gross written premiums in our commercial lines. We cannot assure you that these relationships, or our relationships with any of our agencies will continue. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant agents could result in lower direct written premiums and could have a material adverse effect on our results of operations or business prospects.
Certain premiums from policyholders, where the business is produced by agents, are collected directly by the agents and forwarded to our Insurance Company Subsidiaries. In certain jurisdictions, when the insured pays its policy premium to these agents for payment on behalf of our Insurance Company Subsidiaries, the premiums might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premiums from that agent. Consequently, we assume a degree of credit risk associated with agents. Where necessary, we review the financial condition of potential new agents before we agree to transact business with them. Although failures by agents to remit premiums have not been material to date, there may be instances where agents collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the absence of premiums.
Because the possibility of these events depends in large part upon the financial condition and internal operations of our agents (which in most cases is not public information), we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from agents in the future, underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.
We could be forced to sell investments to meet our liquidity requirements.
We invest the premiums we receive from our insureds until they are needed to pay policyholder claims or until they are recognized as profits. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our loss and loss adjustment expense reserves to ensure sufficient liquidity and avoid having to liquidate securities to fund claims. Risks such as inadequate loss and loss adjustment reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Such sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.
Increased information technology security threats and more sophisticated computer crimes pose a risk to our systems, networks, products and services.
Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, to underwrite and process our business; make claim payments; provide customer service; provide policy administration services, such as endorsements, cancellations and premium collections; comply with insurance regulatory requirements; and perform actuarial and other analytical functions necessary for pricing and product development. We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions.
Despite these efforts, our systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery planning may be ineffective or inadequate. Information technology security threats from user error to cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. No cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity. However, the potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs. A sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We could also be subject to fines and penalties from a security breach. The cost to remedy a severe breach could be substantial.
We rely on our systems and employees, and those of certain third‑party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, or systems malfunctions, could materially adversely affect our operations.
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors and computer or telecommunications systems malfunctions. Our business depends on our ability to process a large number of increasingly complex transactions. If any of our operational, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Similarly, we depend on our employees. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure, either as a result of human error or intentional sabotage or fraudulent manipulation of our operations or systems.
Third parties with whom we do business, including vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems or employees. Any of these occurrences could diminish our ability to operate our business, or cause financial loss, potential liability to insureds, inability to secure insurance, reputational damage or regulatory intervention, which could materially adversely affect us.
Our geographic concentration ties our performance to the business, economic, natural perils, man-made perils, and regulatory conditions within our most concentrated region.
Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized perils, such as earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, is increased in those areas where we have written significant numbers of insurance policies.
Litigation and legal proceedings against our subsidiaries could have a material adverse effect on our business, financial condition and/or results of operations.
As an insurance holding company, our subsidiaries are named as defendants in various legal actions in the ordinary course of business. We believe that the outcome of presently pending matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, operating results or liquidity. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could require us to pay significant damage amounts or to change aspects of our operations, which could have a material adverse effect on our financial results.
We are subject to assessments and other surcharges from state guaranty funds, and mandatory state insurance facilities, which may reduce our profitability.
Our Insurance Company Subsidiaries are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies. These assessments, which are levied by guaranty associations within the state up to prescribed limits, are imposed on all member insurers in the applicable state on the basis of the proportionate share of the premiums written by member insures in the lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. Maximum contributions required by law in any one year vary by state, and have historically been less than one percent of annual premiums written. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Recent Initial Public Offering and Ownership of Our Common Stock
The price of our common stock may be volatile and limited public float and low trading volume for our shares may have an adverse impact on the share price or make it difficult to liquidate.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause a loss in the amount invested in our shares of common stock. Factors that could cause fluctuation are listed in the “Industry Risks” and “Business Risks” listed above.
In addition, the stock market in general, and the market for insurance companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.
As a result of these factors, investors in our common stock may not be able to resell their shares at or above their purchase price or may not be able to resell them at all. These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and the trading volume of our common stock remain low.
Our principal shareholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval.
As of December 31, 2015, our executive officers, directors, 5% shareholders and their affiliates owned approximately 49.0% of our voting stock. Therefore, these shareholders will have the ability to influence us through their ownership position. These shareholders may be able to significantly influence all matters requiring shareholder approval. For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups ("JOBS") Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until 2020, up to five years following the year in which we completed our offering. Circumstances could cause us to lose that status earlier, including: (i) we are deemed to be a “large accelerated filer,” as defined under the Exchange Act before that time, (ii) we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time or (iii) we issue more than $1.0 billion in non‑convertible debt during any three year period before that time.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.
We cannot assure you that we will declare or pay dividends on our common shares in the future so any returns may be limited to the value of our stock.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to shareholders will therefore be limited to appreciation in value of their stock, if any. In addition, certain regulatory concerns limit our ability to pay dividends even if we were to determine such dividends were appropriate at this stage of our business development. Because we are a holding company that has no substantial operations of our own, we rely primarily on cash dividends or distributions from our subsidiaries to pay our operating expenses and dividends to shareholders. The payment of dividends by our Insurance Company Subsidiaries is limited under the laws and regulations of their respective domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. As a result of such regulations, we may not be able to pay our operating expenses as they become due and our payment of future dividends to shareholders may be limited.
In addition, any determination to declare or pay future dividends to our shareholders will be at the discretion of our board of directors and will depend on a variety of factors, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant. See “Dividend Policy.”
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. We are also subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and certain provisions of the Sarbanes‑Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.
The Sarbanes‑Oxley Act and the Dodd‑Frank Act, as well as new rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations and standards have increased our operating costs and may divert management’s time and attention from revenue‑generating activities.
Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.
Certain provisions of our corporate governance documents and Michigan law could discourage, delay or prevent a merger or acquisition at a premium price.
Our amended and restated articles of incorporation and bylaws will contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors (our “Board”). These include provisions that, among other things:

•
Permit the Board to issue up to 10 million shares of preferred stock, with any rights, preferences and privileges as they may determine (including the right to approve an acquisition or other change in control);

•	Provide that the authorized number of directors may be fixed only by the Board in accordance with our amended and restated bylaws;

•
Do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares entitled to vote in any election of directors to elect all of the directors standing for election);

•	Provide that all vacancies and newly created directorships may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	Prohibit removal of directors without cause;

•	Prohibit shareholders from calling special meetings of shareholders;

•	Requires unanimous consent for shareholders to take action by written consent without approval of the action by our Board;

•
Provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide advance notice in writing and also comply with specified requirements related to the form and content of a shareholder’s notice;

•	Require at least 80% supermajority shareholder approval to alter, amend or repeal certain provisions of our amended and restated articles of incorporation; and

•	Require at least 80% supermajority shareholder approval in order for shareholders to adopt, amend or repeal our amended and restated bylaws.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the Board of Directors, which is responsible for appointing members of our management.
In addition, the 2015 Omnibus Incentive Plan permits the Board or a committee thereof to accelerate, vest or cause the restrictions to lapse with respect to outstanding equity awards, in the event of, or immediately prior to, a change in control. Such vesting or acceleration could discourage the acquisition of our Company.
We could also become subject to certain anti‑takeover provisions under Michigan law which may discourage, delay or prevent someone from acquiring us or merging with us, whether or not an acquisition or merger is desired by or beneficial to our shareholders. If a corporation’s board of directors chooses to “opt in” to certain provisions of Michigan Law, such corporation may not, in general, engage in a business combination with any beneficial owner, directly or indirectly, of 10% of the corporation’s outstanding voting shares unless the holder has held the shares for five years or more or, among other things, the board of directors has approved the business combination. Our Board of Directors has not elected to be subject to this provision, but could do so in the future. Any provision of our amended and restated articles of incorporation or bylaws or Michigan law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares, and could also affect the price that some investors are willing to pay for our common stock otherwise.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We lease office space in Birmingham, Michigan, where our principal executive office is located. We also lease offices in Jacksonville, Longwood and Miami, Florida; Somerset, Pennsylvania; Brentwood, Tennessee; and Waco, Texas. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.
ITEM 3.    LEGAL PROCEEDINGS
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, operating results or liquidity.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shareholder Information Corporate Headquarters	Transfer Agent & Registrar
550 W. Merrill Street	American Stock Transfer & Trust Co, LLC
Birmingham, MI 48009	6201 15th Avenue
Phone: (248) 559-0870	Brooklyn, NY 11219

Independent Registered Public Accounting Firm
Deloitte & Touche, LLP	Stock Listing
200 Renaissance Center	Nasdaq
Suite 3900	Symbol: CNFR
Detroit, MI 48243

Corporate Counsel
Honigman Miller Schwartz and Cohn, LLP
600 Woodward Avenue 2290 First National Building
Detroit, MI 48226-3506
Shareholder Relations and Form 10-K
A copy of our 2015 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@cnfrh.com.
Share Price and Dividend Information
Our common stock is traded on the Nasdaq under the symbol “CNFR.” The following table sets forth the high and low sale prices of our common shares as reported by the Nasdaq for each period shown:

	High	Low
2015
Third Quarter (beginning August 13, 2015)	10.60	9.75
Fourth Quarter	10.09	8.94

Neither Michigan law nor our amended and restated articles of incorporation requires our board of directors to declare dividends on our common stock. The Parent Company is a holding company that has no substantial revenues of its own, and relies primarily on intercompany service fees, cash dividends or distributions from its subsidiaries to pay operating expenses, service debts, and pay dividends to shareholders. The payment of dividends by the Insurance Company Subsidiaries is limited under the laws and regulations of their respective state of domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Any future determination to declare cash dividends on our common stock will be made at the discretion of the board of directors and will depend on the financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant. The Parent Company has not historically paid dividends and does not anticipate paying cash dividends on its common stock for the foreseeable future.
For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.
Shareholders of Record
As of March 11, 2016, there were 60 shareholders of record of our common stock.

Purchase of Equity Securities by the Issuer
There were no repurchases of shares of our common stock in 2015.
Use of Proceeds from Initial Public Offering of Common Stock
        The Registration Statement on Form S-1 (File No. 333-205448) for the IPO of our common stock was declared effective by the SEC on August 12, 2015. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 12, 2015, pursuant to Rule 424(b)(4).
Recent Sales of Unregistered Securities
In the past three years, we have sold and issued the following unregistered securities:
In a related series of transactions ranging from January 1, 2014 through June 30, 2014, we sold an aggregate of 764,602 shares of our common stock at a per share price of $12.16, resulting in aggregate gross proceeds of $9.3 million (approximately $1.0 million of which resulted from the conversion of a loan from one of our executive officers at the same per share price). These shares were sold to certain of our officers and directors and other accredited investors known to our management.
In a related series of transactions ranging from January 8, 2014 through February 27, 2014, and again on July 24, 2014, we sold an aggregate of 66,000 shares of newly designated preferred stock at $10 per share for aggregate gross proceeds of $660,000.
On September 30, 2014, we amended the designations of our preferred stock. In a related series of transactions ranging from September 30, 2014 through November 20, 2014, we sold an additional 54,000 redeemable preferred shares at $100 per share to certain of our directors and officers and other accredited investors known to management. These transactions resulted in aggregate gross proceeds of $5.4 million. Also, in connection with the change in designations of our preferred stock, on September 30, 2014, we exchanged shares of our new redeemable preferred shares for shares of our previously existing preferred shares on a 1‑for‑10 basis, reflecting the $100 original issue price of the new redeemable preferred shares. We did not receive any proceeds from this exchange.
In the fourth quarter of 2014, in a series of transactions ranging from September 30, 2014 through January 16, 2015, we sold an aggregate of 1,535,814 shares of our common stock at a per share price of $13.63, resulting in aggregate gross proceeds of $20.9 million. These shares were sold to certain of our officers and directors and other third party accredited investors.
No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth selected consolidated historical financial information of Conifer Holdings, Inc. and Subsidiaries as of the dates and for the periods indicated. The selected financial data for the years ended December 31, 2015, 2014, 2013 and 2012 were derived from our audited consolidated financial statements and related notes thereto.
These historical results are not necessarily indicative of results to be expected for any future period. The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this report (dollars in thousands, except for per share data).

	Year Ended December 31,
	2015	2014	2013	2012
Operating Results:
Gross written premiums	$93,750	$83,847	$44,087	$22,838
Ceded written premiums	(14,076)	(17,548)	(6,439)	(543)
Net written premiums	$79,674	$66,299	$37,648	$22,295
Net earned premiums	$66,765	$57,528	$27,629	$16,934
Net investment income	1,902	1,175	1,000	1,072
Net realized investment gains	285	417	299	1,273
Other gains (1)	104	—	3,714	—
Other income	1,667	1,809	834	309
Total revenue	70,723	60,929	33,476	19,588
Losses and loss adjustment expenses, net	38,882	40,730	15,824	7,591
Policy acquisition costs	16,183	14,696	7,667	4,652
Operating expenses	14,806	12,139	9,161	6,520
Interest expense	769	584	541	428
Total expenses	70,640	68,149	33,193	19,191
Income (loss) before income taxes	83	(7,220)	283	397
Income tax expense (benefit)	48	(281)	3	(16)
Equity losses in affiliates, net of tax	(52)	—	—	—
Net income (loss)	(17)	(6,939)	280	413
Less net income (loss) attributable to non-controlling interest	(81)	(4)	(69)	—
Net income (loss) attributable to Conifer	$64	$(6,935)	$349	$413
Net income (loss) allocable to common shareholders	$(476)	$(7,200)	$349	$413
Income (loss) per share allocable to common shareholders, basic and diluted(2)	$(0.09)	$(2.69)	$0.20	$0.24
Weighted average common shares outstanding, basic and diluted(2)	5,369,960	2,672,440	1,749,626	1,741,517

	Year Ended December 31,
	2015	2014	2013	2012

Balance Sheet Data:
Cash and invested assets	$130,427	$123,726	$68,445	$54,618
Reinsurance recoverables	7,044	5,139	4,394	7,978
Total assets	177,927	163,738	96,856	73,712
Unpaid losses and loss adjustment expenses	35,422	31,531	28,908	24,843
Unearned premiums	47,916	43,381	26,505	11,905
Senior debt	12,750	27,562	13,087	11,987
Total liabilities	100,665	113,460	75,605	52,097
Preferred stock(3)	—	6,119	—	—
Total shareholders’ equity attributable to Conifer	77,262	44,182	21,270	21,615
Other Data:
Shareholders’ equity per common share outstanding(2)	$10.11	$11.06	$12.16	$12.35
Regulatory capital and surplus(4)	71,153	65,974	34,817	35,600

	Year Ended December 31,
Underwriting Ratios:	2015	2014	2013	2012

Loss ratio	56.8%	68.6%	55.6%	44.0%
Expense ratio	45.3%	45.2%	59.1%	64.8%
Combined ratio	102.1%	113.8%	114.7%	108.8%

(1)
In 2015, the Company recognized a gain as a result of the deconsolidation of an affiliate. In 2013, the Company recognized a gain on the acquisitions of EGI Insurance Services, Inc. and MLBA Mutual Insurance Company. The acquisitions were accounted for as bargain purchases.

(2)
All common stock shares and per share amounts for all periods presented have been adjusted retroactively to reflect the 10.2-to-1 stock split, effected in the form of a stock dividend, which was effectuated immediately prior to the effectiveness of the initial public offering in August 2015.

(3)
In March 2015, the Company reclassified the then carrying amount of its preferred stock of $6,180 from temporary equity to permanent equity as the redemption of the preferred stock became within the Company’s control as a result of the amendments to the preferred stock designations.

(4)	For our Insurance Company Subsidiaries, the excess of assets over liabilities are determined in accordance with statutory accounting principles as determined by the NAIC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K file with the U. S. Securities and Exchange Commission (“SEC”).
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek” and similar terms and phrases, or the negative thereof, may be used to identify forward-looking statements.
The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those in the forward-looking statements, including those described above in Item 1A Risk Factors and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.
Business Overview
We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, we are licensed to write insurance in 29 states as an admitted carrier and we offer our insurance products in all 50 states.
Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income and other income which mainly consists of: installment fees and policy issuance fees generally related to the policies we write and commission income from SIA's 50% owned agency in South Carolina (the "Affiliate"). The Affiliate places small commercial risks mainly for alarm and security guard markets.
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
Through our personal insurance lines, we offer nonstandard homeowners insurance and dwelling fire insurance products to individuals in four states. Our Midwest homeowners insurance line is comprised of dwelling insurance tailored for owners of lower valued homes, which we have historically offered in Illinois and Indiana. We are now expanding into other regions of the U.S., including Louisiana and Texas (where we have an office in Waco), and have renamed our Midwest homeowners line to “low-value dwelling.” Our specialty homeowners products include wind-exposed homeowners coverage, including hurricane and wind coverage to underserved homeowners in Florida, Hawaii, and Texas. We have renamed our specialty homeowners line to “wind-exposed homeowners.” There has been no change in our approach to managing or evaluating these lines.
Recent Developments
On February 25, 2016, the Company announced its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management is authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule

10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. Repurchases may be made from time to time, without prior notice. The Company may suspend or discontinue the program at any time.
On August 18, 2015, we completed our IPO, raising net proceeds of $30.4 million, after deducting offering underwriting discounts and commissions of $2.4 million and other offering expenses of $1.8 million. We used $17.0 million of the proceeds to pay down all of the Revolver and $6.3 million to buy back all of the outstanding preferred stock. The remaining $10.2 million ($7.1 million plus $3.1 million raised from preferred shareholders reinvesting their proceeds from the repurchase of the preferred shares into common shares at the IPO price), is available to contribute capital to the Insurance Company Subsidiaries in order to support our growth initiatives, and other general corporate purposes.

Critical Accounting Policies and Estimates
General
We identified the accounting estimates below as critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and which require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. See the Consolidated Financial Statements Note 1 – Summary of Significant Accounting Policies, for further details.
Loss and Loss Adjustment Expense Reserves
Our recorded loss and loss adjustment expenses ("LAE") reserves represent management’s best estimate of unpaid loss and LAE at each balance sheet date, based on information, facts and circumstances known at such time. Our loss and LAE reserves reflect our estimates at the balance sheet date of the following items:
•    Case reserves, which are unpaid loss and LAE amounts we expect to pay for losses that have been reported; and
•    Incurred but not reported ("IBNR") reserves, which are (1) unpaid loss and LAE amounts we expect to pay for losses that have been incurred but not yet reported; and (2) the expected development of losses and LAE on open reported cases.
We do not discount the loss and LAE reserves for the time value of money.
Case reserves for reported losses and LAE are initially set by our claims personnel. When a claim is reported to us, our claims department completes a case‑basis valuation and establishes a case reserve for the estimated amount of the ultimate payment as soon as practicable and after it has sufficient information to form a judgment about the probable ultimate losses and LAE associated with that claim, with a goal of setting the case reserve at the ultimate expected loss and LAE amount. Our claims department updates their case‑basis valuations upon receipt of additional information. The case reserve is based primarily upon an evaluation of the following factors:
•    The type of loss;
•    The severity of injury or damage;
•    Our knowledge of the circumstances surrounding the claim;
•    The jurisdiction of the occurrence;
•    Policy provisions related to the claim;
•    Expenses intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims, costs of outside adjusters and experts, and all other expenses which are identified to the case; and
•    Any other information considered pertinent to estimating the indemnity and expense exposure presented by the claim.
IBNR reserves are determined by subtracting case reserves from total estimated loss and LAE reserves, which are based on the ultimate expected losses and LAE less paid loss and LAE. Our actuarial department develops estimated ultimate loss and

LAE on a quarterly basis. Our Reserve Review Committee (which includes our Chief Executive Officer, President, Chief Financial Officer, other members of executive management, and key actuarial, underwriting and claims personnel) meets each quarter to review our actuaries’ estimated ultimate expected loss and LAE.
The carried reserves reflect management’s best estimate of the outstanding loss and LAE liabilities. Management arrives at this estimate after reviewing an internal analysis prepared by the Company's certified actuary.
We use several generally accepted actuarial methods to develop estimated ultimate loss and LAE estimates by line of business and accident year. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is a reasonable basis for predicting future outcomes. These methods utilize various inputs, including but not limited to:
•    Written and earned premiums;
•    Paid and reported losses and LAE;
•    Expected initial loss and LAE ratio, which is the ratio of incurred losses and LAE to earned premiums; and
•    Expected claim reporting and payout patterns based on our own loss experience and supplemented with insurance industry data where applicable.
The principal standard actuarial methods used by our actuaries for their comprehensive reviews include:
•    Loss ratio method—This method uses loss and LAE ratios for prior accident years, adjusted for current trends, to determine an appropriate expected loss and LAE ratio for a given accident year;
•    Loss development methods—Loss development methods assume that the losses and LAE yet to emerge for an accident year are proportional to the paid or reported loss and LAE amounts observed to‑date. The paid loss development method uses losses and LAE paid to date, while the reported loss development method uses losses and LAE reported to date;
•    Bornheutter‑Ferguson method—This method is a combination of the loss ratio and loss development methods, where the loss development factor is given more weight as an accident year matures; and
•    Frequency/severity method—This method projects claim counts and average cost per claim on a paid or reported basis for high frequency, low severity products.
Our actuaries give different weights to each of these methods based upon the amount of historical experience data by line of business and by accident year, and based on judgment as to what method is believed to result in the most accurate estimate. The application of each method by line of business and by accident year may change in the future if it is determined that a different emphasis for each method would result in more accurate estimates.
Our actuaries also analyze several diagnostic measures by line of business and accident year, including but not limited to: reported and closed frequency and severity, claim reporting and claim closing patterns, paid and incurred loss ratio development, and ratios of paid loss and LAE to incurred loss and LAE. After the actuarial methods and diagnostic measures have been performed and analyzed, our actuaries use their judgment and expertise to select an estimated ultimate loss and LAE by line of business and by accident year.
Our actuaries estimate an IBNR reserve for our unallocated LAE not specifically identified to a particular claim, namely our internal claims department salaries and associated general overhead and administrative expenses associated with the adjustment and processing of claims. These estimates, which are referred to as unallocated loss adjustment expenses ("ULAE") reserves, are based on internal cost studies and analyses reflecting the relationship of ULAE paid to actual paid and incurred losses. We select factors that are applied to case reserves and IBNR reserve estimates in order to estimate the amount of ULAE reserves applicable to estimated loss reserves at the balance sheet date.
We allocate the applicable portion of our estimated loss and LAE reserves to amounts recoverable from reinsurers under reinsurance contracts and report those amounts separately from our loss and LAE reserves as an asset on our balance sheet.
The estimation of ultimate liability for losses and LAE is a complex, imprecise and inherently uncertain process, and therefore involves a considerable degree of judgment and expertise. Our loss and LAE reserves do not represent an exact measurement of liability, but are estimates based upon various factors, including but not limited to:
•    Actuarial projections of what we, at a given time, expect to be the cost of the ultimate settlement and administration of claims reflecting facts and circumstances then known;
•    Estimates of future trends in claims severity and frequency;

•    Assessment of asserted theories of liability; and
•    Analysis of other factors, such as variables in claims handling procedures, economic factors, and judicial and legislative trends and actions.
Most or all of these factors are not directly or precisely quantifiable, particularly on a prospective basis, and are subject to a significant degree of variability over time. In addition, the establishment of loss and LAE reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in our historical experience or which cannot yet be quantified. As a result, an integral component of our loss and LAE reserving process is the use of informed subjective estimates and judgments about our ultimate exposure to losses and LAE. Accordingly, the ultimate liability may be more or less than the current estimate. The effects of change in the estimated loss and LAE reserves are included in the results of operations in the period in which the estimate is revised.
Our reserves consist entirely of reserves for property and liability losses, consistent with the coverages provided for in the insurance policies directly written or assumed by us under reinsurance contracts. Occasionally, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. The level of IBNR reserves in relation to total reserves depends upon the characteristics of the specific line of business, particularly related to the speed with which claims are reported and outstanding claims are paid. Lines of business for which claims are reported slowly will have a higher percentage of IBNR reserves than lines of business that report and settle claims more quickly.
The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2015 (dollars in thousands):

Line of Business	Case Reserves	IBNR Reserves	Total Reserves	Ratio of IBNR to Total Reserves

Commercial Lines
Commercial Multi-Peril	$9,621	$7,238	$16,859	42.9%
Other Liability	2,118	2,289	4,407	51.9%
Commercial Automobile	1,494	456	1,950	23.4%
Other	469	898	1,367	65.7%
Total Commercial Lines	$13,702	$10,881	$24,583	44.3%

Personal Lines
Low-value Dwelling	$1,125	$223	$1,348	16.5%
Wind Exposed	1,451	272	1,723	15.8%
Personal Automobile	1,517	846	2,363	35.8%
Total Personal Lines	$4,093	$1,341	$5,434	24.7%
Total Lines	$17,795	$12,222	$30,017	40.7%

Although we believe that our reserve estimates are reasonable, it is possible that our actual loss and LAE experience may not conform to our assumptions and may, in fact, vary significantly from our assumptions. Accordingly, the ultimate settlement of losses and the related LAE may vary significantly from the estimates included in our financial statements. We continually review our estimates and adjust them as we believe appropriate as our experience develops or new information becomes known to us. Such adjustments are included in current operations.
Our loss and LAE reserves do not represent an exact measurement of liability, but are estimates. The most significant assumptions affecting our IBNR reserve estimates are the loss development factors applied to paid losses and case reserves to develop IBNR by line of business and accident year. Although historical loss development provides us with an indication of future loss development, it typically varies from year to year. Thus, for each accident year within each line of business we select one loss development factor out of a range of historical factors.

We generated a sensitivity analysis of our net reserves which represents reasonably likely levels of variability in our selected loss development factors. We believe the most meaningful approach to the sensitivity analysis is to vary the loss development factors that drive the ultimate loss and LAE estimates. We applied this approach on an accident year basis, reflecting the reasonably likely differences in variability by level of maturity of the underlying loss experience for each accident year. Generally, the most recent accident years are characterized by more unreported losses and less information available for settling claims, and have more inherent uncertainty than the reserve estimates for more mature accident years. Therefore, we used variability factors of plus or minus 10% for the most recent accident year, 5% for the preceding accident year, and 2.5% for the second preceding accident year. There is minimal expected variability for accident years at four or more years’ maturity.
The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2015. We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2015 reported pretax income and on net income and shareholders’ equity at December 31, 2015. We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor. We also believe that such changes to our reserve balance would not have a material impact on our operating results, financial position, or liquidity. The dollar amounts in the table are in thousands.

	Ultimate Loss and LAE Sensitivity Factor	December 31, 2015 Ultimate Loss and LAE	December 31, 2015 Loss and LAE Reserves	Potential Impact on 2015 Pre- Tax Income	Potential Impact on 2015 Net Income and December 31, 2015 Shareholders' Equity

Increased Ultimate Losses & LAE
Accident Year 2015	10.0%	$36,869	$16,787	$3,687	$2,433
Accident Year 2014	5.0%	40,269	7,422	2,013	1,329
Accident Year 2013	2.5%	27,271	3,236	682	450
All Prior Accident Years	—%	—	2,573	—	—

Decreased Ultimate Losses & LAE
Accident Year 2015	(10.0)%	36,869	16,787	(3,687)	(2,433)
Accident Year 2014	(5.0)%	40,269	7,422	(2,013)	(1,329)
Accident Year 2013	(2.5)%	27,271	3,236	(682)	(450)
All Prior Accident Years	—%	—	2,573	—	—
Investment Valuation and Impairment
We carry fixed maturity and equity securities classified as available‑for‑sale at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income. We do not have any securities classified as trading or held‑to‑maturity.
We evaluate our available‑for‑sale investments regularly to determine whether there have been declines in value that are other‑than‑temporary. Our outside investment managers assist us in this evaluation. When we determine that a security has experienced an other‑than‑temporary impairment, the impairment loss is recognized as a realized investment loss.
We consider a number of factors in assessing whether an impairment is other‑than‑temporary, including (1) the amount and percentage that current fair value is below cost or amortized cost, (2) the length of time that the fair value has been below cost or amortized cost and (3) recent corporate developments or other factors that may impact an issuer’s near term prospects. In addition, for fixed maturity securities, we also consider the credit quality ratings for the securities, with a special emphasis on securities downgraded to below investment grade. We also consider our intent to sell available‑for‑sale fixed maturity securities in an unrealized loss position, and if it is more likely than not that we will be required to sell these securities before a recovery in fair value to their cost or amortized cost basis. For equity securities, we evaluate the near‑term prospect of these investments in relation to the severity and duration of the impairment, and we consider our ability and intent to hold these investments until they recover their fair value.

Fair values are measured in accordance with ASC 820, Fair Value Measurements. The guidance establishes a framework for measuring fair value and a three‑level hierarchy based upon the quality of inputs used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1: inputs are based on quoted prices (unadjusted) in active markets for identical assets or liabilities, (2) Level 2: inputs are other than quoted prices that are observable for the asset or liabilities, either directly or indirectly, for substantially the full term of the asset or liability and (3) Level 3: unobservable inputs that are supported by little or no market activity. The unobservable inputs represent the Company’s best assumption of how market participants would price the assets or liabilities.
The fair values of fixed maturity securities and equity securities have been determined using fair value prices provided by our investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities).
The values for publicly‑traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for fixed maturity securities generally incorporate significant Level 2 inputs. The carrying value of cash and short‑term investments approximate their fair values due to their short‑term maturity.
We review fair value prices provided by our outside investment managers for reasonableness by comparing the fair values provided by the managers to those provided by our investment custodian. We also review and monitor changes in unrealized gains and losses. We obtain an understanding of the methods, models and inputs used by our investment managers and independent pricing services, and controls are in place to validate that prices provided represent fair values. Our control process includes initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous state jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax‑planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income or loss.
As of December 31, 2015, we have federal and state income tax net operating loss (“NOL”) carryforwards of $17.4 million and $7.8 million, respectively, which will expire at various dates from 2019 through 2035. Of the federal NOL amount, $15.2 million are subject to limitations under Section 382 of the Internal Revenue Code. These net NOL carryforwards are limited in the amount that can be utilized in any one year and may expire before they are realized. At this time we do not expect that any of the remaining NOL carryforwards will expire before utilized.
The carrying value of our gross deferred tax asset for the NOL carryforwards is equal to the total NOL carryforward amount times the current tax rate of 34%, and was $6.1 million and $7.1 million as of December 31, 2015 and 2014, respectively. Total gross deferred tax assets were $9.8 million and $9.8 million as of December 31, 2015 and 2014. A valuation allowance of $5.2 million and $6.9 million has been recorded against the gross deferred tax assets as of December 31, 2015 and 2014, respectively, as the Company has recognized a three year cumulative loss as of December 31, 2015 which is significant negative evidence to support the lack of recoverability of those deferred tax assets in accordance with ASC 740, Income Taxes.
If, in the future, we determine we can support the recoverability of a portion or all of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2015, will be accounted for as a reduction of income tax expense and result in an increase in equity. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

Senior Debt
The Company's senior debt facility is comprised of three notes: a $17.5 million Revolver; a $5.0 million five-year term note ("Term Note") which commenced in October 2013; and a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note").
Off‑Balance Sheet Arrangements
As of December 31, 2015, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
Non-GAAP Financial Measures
Operating Income and Operating Income Per Share
Operating income and operating income per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment and other gains, net of tax. The most directly comparable financial GAAP measures to operating income and operating income per share are net income and net income per share, respectively. Operating income and operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Operating income and operating income per share should be read in conjunction with the GAAP financial results. Our definition of operating income may be different from that used by other companies. The following is a reconciliation of net income to operating income (dollars in thousands), as well as net income per share to operating income per share:

	For the Years Ended December 31,
	2015	2014	2013

Net income (loss) allocable to common shareholders	$(476)	$(7,200)	349
Net realized investment gains, net of tax	285	417	299
Other gains, net of tax	104	—	3,714
Operating income (loss) allocable to common shareholders	$(865)	$(7,617)	$(3,664)

Weighted average common shares, diluted	5,369,960	2,672,440	1,749,626

Diluted income (loss) per common share:
Net income (loss) per share	$(0.09)	$(2.69)	$0.20
Net realized investment gains, net of tax, per share	0.05	0.16	0.17
Other gains, net of tax, per share	0.02	—	2.12
Operating income (loss) per share	$(0.16)	$(2.85)	$(2.09)
We use operating income and operating income per share, in conjunction with other financial measures, to assess our performance and to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized investment gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized investment gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate operating income and operating income per share, along with net income and net income per share, when reviewing and evaluating our performance.

Executive Overview
The Company reported a net loss of $17,000 for the year ended December 31, 2015, compared to a net loss of $6.9 million for the year ended December 31, 2014. Net loss allocable to common shareholders was $476,000 or $0.09 per share for the year ended December 31, 2015, compared to a net loss of $7.2 million or $2.69 per share for the same period in 2014.
Operating loss, a non-GAAP measure, allocable to common shareholders was $865,000 or $0.16 per share for the year ended December 31, 2015, compared to an operating loss allocable to common shareholders of $7.6 million or $2.85 per share for the year ended December 31, 2014.

Our combined ratio improved 11.7 percentage points for the year ended December 31, 2015 to 102.1%, compared to 113.8% for the same period in 2014.
The improved results were largely attributable to an 11.8 percentage point reduction in the loss ratio in 2015, compared to 2014 as the mix of business continues to align with our longer term goals. Our expense ratio remained flat as we expanded our underwriting operations with the addition of three experienced underwriting teams in 2015. These additions adversely effected the expense ratio as the new underwriting teams have yet to fully establish an earned premium base. The run-off personal automobile line of business also adversely impacted the expense ratio as it incurred underwriting and administrative expenses with minimal earned premium in 2015.
Our results for the year ended December 31, 2015, also reflect the continued expansion of our commercial lines and repositioning of our personal lines. Our commercial lines gross written premiums grew by 23.9% for the year ended December 31, 2015, as compared to the same period in 2014. Gross written premiums in our personal lines declined by 11.2% for the year ended December 31, 2015, compared to the same period in 2014. The premium decline was driven by the termination of our personal automobile line in 2015, which saw a $7.3 million decline in premiums, year over year, in 2015.

Results of Operations - 2015 Compared to 2014
The following table summarizes our operating results for the years indicated (dollars in thousands):
Summary Operating Results

	Years Ended December 31,
	2015	2014	$ Change	% Change

Gross written premiums	$93,750	$83,847	$9,903	11.8%
Net written premiums	$79,674	$66,299	$13,375	20.2%
Net earned premiums	$66,765	$57,528	$9,237	16.1%
Other income	1,667	1,809	(142)	(7.8%)
Losses and loss adjustment expenses, net	38,882	40,730	(1,848)	(4.5%)
Policy acquisition costs	16,183	14,696	1,487	10.1%
Operating expenses	14,806	12,139	2,667	22.0%
Underwriting gain (loss)	(1,439)	(8,228)	6,789	*
Net investment income	1,902	1,175	727	61.9%
Net realized investment gains	285	417	(132)	(31.7%)
Other gains	104	—	104	*
Interest expense	769	584	185	31.7%
Income (loss) before income taxes	83	(7,220)	7,303	*
Income tax expense (benefit)	48	(281)	329	*
Equity earnings (losses) in affiliates, net of tax	(52)	—	(52)	*
Net income (loss)	$(17)	$(6,939)	$6,922	*

Underwriting Ratios:
Loss ratio	56.8%	68.6%
Expense ratio	45.3%	45.2%
Combined ratio	102.1%	113.8%

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
Our premiums are presented below for the years ended December 31, 2015 and 2014 (dollars in thousands):
Summary of Premium Revenue

	Years Ended December 31,
	2015	2014	$ Change	% Change

Gross written premiums
Commercial lines	$68,197	$55,056	$13,141	23.9%
Personal lines	25,553	28,791	(3,238)	(11.2%)
Total	$93,750	$83,847	$9,903	11.8%

Net written premiums
Commercial lines	$58,157	$40,958	$17,199	42.0%
Personal lines	21,517	25,341	(3,824)	(15.1%)
Total	$79,674	$66,299	$13,375	20.2%

Net Earned premiums
Commercial lines	$48,586	$35,749	$12,837	35.9%
Personal lines	18,179	21,779	(3,600)	(16.5%)
Total	$66,765	$57,528	$9,237	16.1%

Gross written premiums increased $9.9 million, or 11.8%, to $93.8 million for the year ended December 31, 2015, as compared to $83.8 million for the same period in 2014. The increase was driven by continued growth in our commercial lines, offset by the run-off personal automobile line. These results reflect our continued execution of our growth initiatives in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.
Commercial lines gross written premiums increased $13.1 million, or 23.9%, to $68.2 million for the year ended December 31, 2015, as compared to $55.1 million for the year ended December 31, 2014. This increase was primarily driven by the commercial multi-peril and other liability lines, which together grew by 22.1% year over year, largely due to expansion in the hospitality and security services product lines.
Personal lines gross written premiums decreased $3.2 million, or 11.2%, to $25.6 million for the year ended December 31, 2015, as compared to $28.8 million for the same period in 2014. The premium decline was driven by the run-off of our personal automobile line in 2015, which saw a $7.3 million decline in premiums, year over year, for 2015. Partially offsetting the lower personal automobile premiums was a $4.1 million increase in premiums for our homeowners line of business. Homeowner premiums grew as a result of strategic underwriting and marketing changes to these lines implemented in late 2014. These changes favorably impacted our personal lines mix of business and drove a 40% increase in premiums in our more profitable wind-exposed business.
Net written premiums increased $13.4 million, or 20.2%, to $79.7 million for the year ended December 31, 2015, as compared to $66.3 million for the year ended December 31, 2014. Of this increase, $7.3 million is due to the termination of a quota share reinsurance agreement which occurred on August 1, 2015. The quota share arrangement was terminated as management determined the Company no longer needed the leverage support of this reinsurance arrangement due to the added capital raised from the IPO. Excluding the impact of the quota share reinsurance agreement, the net written premiums for the year ended December 31, 2015 increased $6.1 million compared to the same period in 2014.

Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the year December 31, 2015 decreased $142,000, or 7.8%, to $1.7 million as compared to $1.8 million for the year ended December 31, 2014.
Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2015 and 2014 (dollars in thousands).

Year Ended December 31, 2015	Commercial Lines	Personal Lines	Total

Accident year net losses and LAE	25,366	12,058	$37,424
Net (favorable) adverse development	364	1,094	$1,458
Calendar year net loss and LAE	$25,730	$13,152	$38,882

Accident year loss ratio	51.1%	64.6%	54.7%
Net (favorable) adverse development	0.7%	5.9%	2.1%
Calendar year loss ratio	51.8%	70.5%	56.8%

Year Ended December 31, 2014	Commercial Lines	Personal Lines	Total

Accident year net losses and LAE	$21,803	$20,120	$41,923
Net (favorable) adverse development	(1,182)	(11)	(1,193)
Calendar year net loss and LAE	$20,621	$20,109	$40,730

Accident year loss ratio	59.5%	88.7%	70.7%
Net (favorable) adverse development	(3.3%)	0.0%	(2.1%)
Calendar year loss ratio	56.2%	88.7%	68.6%

Net losses and LAE decreased by $1.8 million, or 4.5%, for the year ended December 31, 2015, as compared to the same period in 2014. The decrease in our net losses and LAE was attributable to a number of factors, including a significant reduction in weather-related property losses which were historically high in 2014, a decrease in losses in low-value dwelling resulting from our underwriting changes in late 2014, and an increase in ceded losses under the quota share reinsurance agreement. Partially offsetting these items were increases to net losses and LAE due to increases in the overall growth of our business as well as the strengthening of our commercial automobile reserves and losses in our run-off personal automobile line of business.
The calendar year loss ratios were 56.8% and 68.6% for the years ended December 31, 2015 and 2014, respectively. The 11.8 percentage point decrease in the loss ratio was mainly the result of lower losses in the low-value dwelling and commercial multi-peril lines. Both lines experienced losses that were historically higher in 2014 due to weather-related property damage. In addition, the mix of business continues to evolve as our lines of business with historically lower overall loss ratios grow (such as wind-exposed homeowners, and commercial liability lines), and the historically higher loss ratio businesses decline (such as low-value dwelling in the Midwest and nonstandard automobile).
Overall reserve development on prior accident years for the year ended December 31, 2015 was unfavorable by $1.5 million, or 2.1 percentage points of the loss ratio. For the year ended December 31, 2015, there was $1.2 million and $835,000 of unfavorable reserve development in the personal automobile and commercial automobile lines, respectively. This unfavorable development was partially offset by $320,000, $189,000, and $101,000 of favorable reserve development in the workers' compensation line, the low-value dwelling lines and the other liability line, respectively.

Total reserve development on prior accident years for the year ended December 31, 2014 was favorable by $1.2 million, or 2.1 percentage points of the loss ratio. For the year ended December 31, 2014, there was $702,000 and $509,000 of favorable reserve development in the commercial multi-peril and other liability lines, respectively.
Expense Ratio
Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by the sum of net earned premiums and other income. We use the expense ratio to evaluate the operating efficiency of our consolidated operations and each segment. Costs that are not readily identifiable as a direct cost of a segment or product line remain in Corporate and Other for segment reporting purposes.
The table below provides the expense ratio by major component:

	Years Ended December 31,
	2015	2014

Commercial Lines
Policy acquisition costs	24.0%	25.1%
Operating expenses	10.0%	12.5%
Total	34.0%	37.6%

Personal Lines
Policy acquisition costs	22.7%	24.2%
Operating expenses	17.7%	10.8%
Total	40.4%	35.0%

Corporate and Other
Operating expenses	9.5%	8.6%
Total	9.5%	8.6%

Consolidated
Policy acquisition costs	23.7%	24.8%
Operating expenses	21.6%	20.4%
Total	45.3%	45.2%

Our expense ratio remained flat for the year ended December 31, 2015, as compared to the same period in 2014. The expense ratio remained consistent with the prior year as we saw an increase in our expenses, and our earned premium base has not yet grown sufficiently to show a reduction in the expense ratio.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income decreased slightly to 23.7% for the year ended December 31, 2015, compared to 24.8% in 2014.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 21.6% and 20.4% for the years ended December 31, 2015 and 2014, respectively. The 1.2 percentage point increase was due to the expansion of our underwriting operations, more specifically, the addition of our security guard team in late 2014 that began contributing premium at the beginning of 2015; the low-value dwelling team, located in the southwest United States, which was formed in early 2015 and began writing business in May 2015; and the hospitality team that joined the Company in the fourth quarter of 2015 and did not start binding policies until January 2016. For the year, expenses also increased as we added corporate staff to support the new underwriting teams and manage responsibilities associated with our recent status as a public company. The increase in the operating expenses as a percentage of net earned premiums and other income was also due to underwriting and administrative expenses related to our run-off personal automobile line (that had very little earned premium in 2015). The expenses related to the run-off business are expected to significantly decline in 2016.
Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the years ended December 31, 2015 and 2014 (dollars in thousands):

Underwriting Gain (Loss)

	Years Ended December 31,
	2015	2014	$ Change	% Change

Commercial Lines
Commercial multi-peril	$2,458	$749	$1,709	228.2%
Other liability	2,832	1,740	1,092	62.8%
Commercial automobile	467	(223)	690	*
Other	1,278	5	1,273	*
Total	$7,035	$2,271	$4,764	*

Personal Lines
Low-value dwelling	$(876)	$(3,912)	$3,036	(77.6)%
Wind-exposed homeowners	1,506	922	584	63.3%
Personal automobile	(2,665)	(2,376)	(289)	12.2%
Total	$(2,035)	$(5,366)	$3,331	*

Corporate and Other	(6,439)	(5,133)	(1,306)	25.4%
Total	$(1,439)	$(8,228)	$6,789	*

*	Percentage change is not meaningful
Investment Income
Net investment income increased by $727,000, or 61.9%, to $1.9 million for the year ended December 31, 2015, as compared to $1.2 million for the year ended December 31, 2014. This increase was the result of growth of the investment portfolio and a change in the mix of investments. Average invested assets as of December 31, 2015 were $111.5 million as compared to $81.2 million at December 31, 2014, an increase of $30.3 million, or 37.3%. As of December 31, 2015, the average invested asset balance was comprised of 85.8% fixed maturities, 3.8% equity securities and 10.4% short-term investments, compared to the December 31, 2014 mix of 79.2% fixed maturities, 4.8% equity securities and 16.0% short term investments.

The portfolio’s average quality was AA at December 31, 2015 and December 31, 2014. The portfolio produced a tax equivalent book yield of 2.1% and 1.9% for the years ended December 31, 2015 and 2014, respectively. The average duration of the fixed maturity portfolio was 3.1 years at December 31, 2015 and 2014.
Interest Expense
Interest expense was $769,000 and $584,000 for the years ended December 31, 2015 and 2014, respectively. Interest expense increased primarily due to the additional outstanding borrowings under the Revolver and 2014 Term Note. The outstanding borrowings under the Revolver were repaid from the proceeds received from the Company’s IPO, in August 2015.
Income Tax Expense
For the year ended December 31, 2015, the Company had $0 of federal income tax expense due to a valuation allowance that offset any use of prior period net operating loss carryforwards and $48,000 of state income tax expense. The income tax benefit of $281,000 for the year ended December 31, 2014 relates to the impact of changes to net unrealized gains during the year. This tax effect was included in the change in other comprehensive income and the corresponding change to the valuation allowance was reflected in the consolidated statement of operations as a deferred tax benefit.
The Company has established a $5.2 million valuation allowance against 100% of the net deferred tax assets for 2015 and a $6.9 million valuation allowance for 2014. As of December 31, 2015, the Company has net operating loss carryforwards for federal income tax purposes of $17.4 million, which expire in tax years 2019 through 2035. Of this amount, $15.2 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $7.8 million, which expire in tax years 2029 through 2035.
Results of Operations - 2014 Compared to 2013
The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary of Operating Results

	Years Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
Gross written premiums	$83,847	$44,087	$39,760	90.2%
Net written premiums	$66,299	$37,648	$28,651	76.1%
Net earned premiums	$57,528	$27,629	$29,899	108.2%
Other income	1,809	834	975	116.9%
Losses and loss adjustment expenses, net	40,730	15,824	24,906	157.4%
Policy acquisition costs	14,696	7,667	7,029	91.7%
Operating expenses	12,139	9,161	2,978	32.5%
Underwriting gain (loss)	(8,228)	(4,189)	(4,039)	*
Net investment income	1,175	1,000	175	17.5%
Net realized investment gains	417	299	118	39.5%
Other gains	—	3,714	(3,714)	*
Interest expense	584	541	43	7.9%
Income (loss) before income taxes	(7,220)	283	(7,503)	*
Income tax expense (benefit)	(281)	3	(284)	*
Net income (loss)	$(6,939)	$280	$(7,219)	*

Underwriting Ratios:
Loss ratio	68.6%	55.6%
Expense ratio	45.2%	59.1%
Combined ratio	113.8%	114.7%

*	Percentage change is not meaningful

Premiums
Our premiums are presented below for the years ended December 31, 2014 and 2013 (dollars in thousands):
Summary of Premium Revenue

	Years Ended December 31,
	2014	2013	$ Change	% Change

Gross written premiums
Commercial lines	$55,056	$27,321	$27,735	101.5%
Personal lines	28,791	16,766	12,025	71.7%
Total	$83,847	$44,087	$39,760	90.2%

Net written premiums
Commercial lines	$40,958	$22,633	$18,325	81.0%
Personal lines	25,341	15,015	10,326	68.8%
Total	$66,299	$37,648	$28,651	76.1%

Net Earned premiums
Commercial lines	$35,749	$15,720	$20,029	127.4%
Personal lines	21,779	11,909	9,870	82.9%
Total	$57,528	$27,629	$29,899	108.2%

Gross written premiums increased $39.8 million, or 90.2%, to $83.8 million for the year ended December 31, 2014, as compared to $44.1 million for the year ended December 31, 2013. The increase was driven by expanding our existing commercial products, increasing our commercial geographical territory, the acquisition of ACIC in November 2013, and an assumption of premium from Citizens Property Insurance Corporation ("Citizens") a Florida state-sponsored insurer, through participation in a legislatively enacted "depopulation program" as further described below.
Commercial lines gross written premiums increased $27.7 million, or 101.5%, to $55.1 million for the year ended December 31, 2014, as compared to $27.3 million for the same period in 2013. Of the $27.7 million increase, $17.7 million was attributable to our commercial multi‑peril and other liability products in our owner‑operated, small business target market and $8.5 million was attributable to our commercial automobile line. Our commercial lines growth was primarily generated from expansion of our existing products. In addition, the Company grew geographically and entered ten additional states in 2014, as compared to 2013, accounting for $1.2 million of additional premiums.
The gross written premiums in our personal lines increased by $12.0 million or, 71.7%, to $28.8 million for the year ended December 31, 2014, as compared to $16.8 million for the same period in 2013. This increase was primarily due to a $5.5 million assumption of premium for the Florida homeowners business from Citizens, the acquisition of ACIC, and a $2.8 million increase in our existing Texas homeowners business.
In December 2014, we began writing Florida homeowners business by assuming $5.5 million of premium from Citizens as part of its depopulation program. Citizens provides homeowners insurance to Florida residences that cannot find coverage in the voluntary market. Insurance companies, such as ours, can enter into a policy assumption agreement with Citizens to reduce the number of policies Citizens has acquired. We are able to select from the existing Citizens book of business based on various underwriting criteria that we find acceptable. Upon assuming this premium we become the primary insurer to the policyholders as if we were the original insurer. We are only responsible for claims occurring on or after the assumption date.
The increased premiums in personal lines business was partially offset by a decline in premium volume from our low-value dwelling line and personal automobile products near the end of 2014 as we made significant changes to both programs. We implemented underwriting, pricing and marketing changes to our low-value dwelling line in late 2014 that resulted in the termination of a number of low-performing agencies.
Net written premiums increased $28.7 million, or 76.1%, to $66.3 million for the year ended December 31, 2014, compared to $37.6 million for the same period in 2013. Net written premium grew less than gross written premium as a result of the addition of a quota share reinsurance arrangement entered into on December 31, 2014. The quota share reinsurance arrangement allowed us to grow while utilizing the balance sheet of a reinsurer at a time when our growth outpaced our capital. Under this agreement, we ceded 25% of the subject premium, net of other reinsurance, and ceded 25% of our losses for the layer within our existing retention, which was for losses up to $500,000.
Other Income
Other income for the year ended December 31, 2014 increased $1.0 million, or 116.9%, to $1.8 million as compared to $0.8 million for the same period in 2013. Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. The increase was a result of the growth in premium volume in personal automobile and commercial multi‑peril lines.
Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2014 and 2013 (dollars in thousands).

Year Ended December 31, 2014	Commercial Lines	Personal Lines	Total

Accident year net losses and LAE	$21,803	$20,120	$41,923
Net (favorable) adverse development	(1,182)	(11)	(1,193)
Calendar year net loss and LAE	$20,621	$20,109	$40,730

Accident year loss ratio	59.5%	88.7%	70.7%
Net (favorable) adverse development	(3.3%)	—%	(2.1%)
Calendar year loss ratio	56.2%	88.7%	68.6%

Year Ended December 31, 2013	Commercial Lines	Personal Lines	Total

Accident year net losses and LAE	$11,144	$9,700	$20,844
Net (favorable) adverse development	(5,516)	496	(5,020)
Calendar year net loss and LAE	$5,628	$10,196	$15,824

Accident year loss ratio	69.3%	78.8%	73.2%
Net (favorable) adverse development	(34.3%)	4.1%	(17.6%)
Calendar year loss ratio	35.0%	82.9%	55.6%

The Company’s losses and LAE increased from $15.8 million for the year ended December 31, 2013 to $40.7 million for the year ended December 31, 2014. This $24.9 million increase is largely a consequence of our increased level of business activity in 2014 as compared to 2013, as reflected by the growth in our net earned premiums of 108.2% from 2013 to 2014. Holding all other factors constant and assuming losses proportionate to the net earned premium growth experienced, an increase of $17.1 million in losses would have been expected for the year ended December 31, 2014. Included in the increased losses from this growth was twelve months of ACIC activity in 2014, compared to only one month of activity from ACIC in 2013, as it was acquired on November 30, 2013. The effect of twelve months of ACIC contributed $7.9 million to the increase in losses in 2014.
Additional increases in losses and LAE were attributable to weather‑related losses in excess of what we would expect to occur based on our historical experience. Total weather‑related losses were $7.3 million in 2014, consisting of $4.4 million attributable to personal lines and $2.9 million attributable to commercial lines. The primary cause of these excessive losses was the “polar vortex” occurring in the Midwestern and Eastern United States in the winter of 2014, which included sustained record‑low temperatures and snow fall that triggered a high frequency of property claims. Our low-value dwelling line was also impacted by an increase in non‑weather related losses during 2014. As a result of the increased losses in the low-value dwelling line, we increased Midwest homeowners rates by an average of 8% in both Indiana and Illinois and terminated a number of agents with poor performing results. We also modified our underwriting guidelines to add non‑structural damage exclusions in Illinois, reduce the number of prior claims allowed for certain homeowners policies, and eliminate certain broad coverage forms. Most of these changes took effect on or before January 1, 2015.
The increase in losses and LAE resulted in an increase in our calendar year loss ratio from 55.6% for the year ended December 31, 2013 to 68.6% for the year ended December 31, 2014. The ACIC personal automobile business contributed four percentage points to the increased loss ratio in 2014. This business is now in run‑off. The greater‑than‑normal weather‑related losses also contributed to the increased calendar loss ratio. The non‑standard personal automobile and low-value dwelling lines together contributed 14.4 percentage points to the consolidated calendar year loss ratio for 2014.
Partially offsetting those increases in our loss ratios was a reduction in the loss ratio in wind-exposed homeowners, which was 77.1% in 2013, and decreased to 34.2% in 2014. The decrease in the wind-exposed homeowners loss ratio was partially due to a decrease in our ceded reinsurance rate and partially due to a decrease in the reported severity of claims during 2014. Our ceded reinsurance rate decreased as a result of a softer reinsurance market and efficiencies in reinsurance purchasing generated from our growth. As our premium volume increased and we added another year of loss experience, reinsurers are able to better estimate their exposure and spread the risk over a larger premium volume. This allows the reinsurers to charge less per premium dollar, generating efficiencies for us. Also, as we grew, we retained more of the risk which reduces the overall cost of reinsurance.
In 2014 and 2013, commercial lines reported favorable development mostly from our commercial liability products. The 2013 redundancy included $4.8 million of favorable development from the 2008‑2012 accident years, and the 2014 redundancy included $0.6 million of favorable development relating to the 2008‑2012 accident years. The favorable reserve development was primarily due to better‑than‑expected settlement valuations within the commercial liability lines.
Expense Ratio
The table below provides the expense ratio by major component:

	Years Ended December 31,
	2014	2013

Commercial Lines
Policy acquisition costs	25.1%	24.7%
Operating expenses	12.5%	30.3%
Total	37.6%	55.0%

Personal Lines
Policy acquisition costs	24.2%	30.0%
Operating expenses	10.8%	5.6%
Total	35.0%	35.6%

Corporate and Other
Operating expenses	8.6%	12.6%
Total	8.6%	12.6%

Consolidated
Policy acquisition costs	24.8%	26.9%
Operating expenses	20.4%	32.2%
Total	45.2%	59.1%

Our expense ratio decreased 13.9 percentage points for the year ended December 31, 2014 as compared to 2013, due to the premium volume growth rate exceeding the increase in the cost of our infrastructure.
The percentage of policy acquisition costs to net earned premiums and other income was 24.8% and 26.9% for 2014 and 2013, respectively. The reduction in the ratio was mostly due to the personal automobile product line. The Illinois automobile business went into run‑off in early 2014 as we no longer write policies for this line. The premium volume from the Illinois business was replaced with the Florida automobile business acquired in late 2013. The Florida automobile business had a significantly lower commission rate than the Illinois automobile business.

Also contributing to the improvement in policy acquisition costs were small reductions in expense ratios as seen across most lines as efficiencies improved in the underwriting department. These efficiencies are the result of prior policies written entering the renewal stage, as renewal policies are less expensive to underwrite than new policies.
The reduction in the expense ratio was substantially driven by the increased premium volume. Since 2012, we have invested heavily in our infrastructure and highly qualified personnel to execute our growth strategy. Necessarily, those costs are incurred prior to our writing sufficient premium to support that expense structure. As we continue to grow we expect the expense ratio to continue to decline as our current infrastructure and personnel is adequate, with minimal additional operating costs, to write substantially more premium volume.
Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the years ended December 31, 2014 and 2013 (dollars in thousands):
Underwriting Gain (Loss)

	Years Ended December 31,
	2014	2013	$ Change	% Change

Commercial Lines
Commercial multi-peril	$749	$(798)	$1,547	*
Other liability	1,740	2,863	(1,123)	(39.2%)
Commercial automobile	(223)	(14)	(209)	*
Other	5	(440)	445	*
Total	$2,271	$1,611	$660	41.0%

Personal Lines
Low-value dwelling	$(3,912)	$(209)	$(3,703)	*
Wind-exposed homeowners	922	(390)	1,312	*
Personal automobile	(2,376)	(1,683)	(693)	41.2%
Total	$(5,366)	$(2,282)	$(3,084)	*

Corporate and Other	(5,133)	(3,518)	(1,615)	45.9%
Total	$(8,228)	$(4,189)	$(4,039)	*

*	Percentage change is not meaningful
Investment Income
Net investment income increased by $175,000 for the year ended December 31, 2014 as compared to 2013, primarily from the growth of the investment portfolio. Average invested assets for 2014 was $81.2 million compared to $53.9 million for 2013, an increase of $27.3 million, or 50.6%. The increase in the portfolio was primarily due to the Company raising additional capital of $28.5 million from common stock and $6.1 million from preferred stock issuances. The Company also increased borrowings on senior debt by $14.5 million.
The portfolio’s average quality was AA and produced a tax equivalent book yield of 1.91% and 2.12% for the years ended December 31, 2014 and 2013, respectively. The decrease in book yield in 2014 compared to 2013 is a result of continued lower reinvestment rates related to the decline in the interest rate market. The average duration of the fixed maturity portfolio decreased from 3.4 at December 31, 2013 to 3.1 at December 31, 2014 as a result of reinvestment activity.
Interest Expense
Interest expense was $584,000 and $541,000 for the years ended December 31, 2014 and 2013, respectively. In September 2014, the Company entered into an amendment to its credit agreement to provide for the 2014 Term Note and increased the commitment under the Revolver from $10.0 million to $17.5 million. Interest expense increased due to the additional term loan and increased borrowings under the Revolver of approximately $8 million in the fourth quarter of 2014. The proceeds from the additional borrowings were contributed to our Insurance Company Subsidiaries to allow for further growth and fund current operations.
Income Tax Expense
We reported an income tax benefit of $281,000 in 2014, as compared to an income tax expense of $3,000 in 2013. The 2014 income tax benefit primarily relates to the impact of changes to net unrealized gains during the year in which tax effect is included in the change in other comprehensive income and the corresponding change to the valuation allowance is reflected in the statement of operations as a deferred tax benefit.
The Company has established a $6.9 million valuation allowance against 100% of the net deferred tax assets for 2014 and a $4.6 million valuation allowance for 2013. Included in our deferred tax assets is $6.9 million relating to net operating loss carryforwards in 2014, $2.2 million of which are expected to expire without realization due to Internal Revenue Code Section 382 limitations.
Liquidity and Capital Resources
Sources and Uses of Funds
On August 18, 2015, the Company completed its IPO in which it issued and sold 3,300,000 shares of common stock at an IPO of $10.50 per share. The Company received net proceeds of $30.4 million after deducting underwriting discounts and commissions of $2.4 million and other offering expenses of $1.8 million.
At December 31, 2015, we had $19.1 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances and the $14.0 million available under our revolving credit line, will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the holding company under certain circumstances. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were $3.1 million, $500,000 and $1.0 million of dividends paid from our Insurance Company Subsidiaries to the holding company during the years ended December 31, 2015, 2014 and 2013, respectively.
We contributed $7.5 million to our Insurance Company Subsidiaries in 2015 to increase their statutory surplus levels. We believe that the current statutory surplus levels and the funds available at the holding company level will provide the necessary statutory capital to support our premium volume growth over the next two years.
Cash Flows
Operating Activities. Cash used in operating activities for the year ended December 31, 2015, was $3.1 million as compared to cash provided by operating activities of $6.3 million for the year ended December 31, 2014. $7.3 million of the change in cash from operating activities in 2015 from 2014 was primarily attributable to the change in the ceded unearned premium related to the quota share arrangement which was adopted December 31, 2014 and dissolved on August 1, 2015.
Cash provided by operating activities for the year ended December 31, 2014 was $6.3 million as compared to $2.5 million for December 31, 2013, an increase of $3.8 million. The increase in cash from operations was attributable to increased premium volume. The increase in cash was partially offset by an increase in losses and other operating expenses.
Investing Activities. Cash used in investing activities for the year ended December 31, 2015, was $15.3 million as compared to $47.7 million for the same period in 2014. The fluctuation in the funds used in routine investing activities correlates with the growth in the Company’s business. The Company continued to grow in 2015, however the current year growth has been at a slower pace than in 2014 and, therefore, the funds used in investing activities have decreased.

Net cash used in investing activities for the year ended December 31, 2014 was $47.7 million and was primarily attributable to net investments into fixed maturity securities of $38.3 million and short term investments of $7.5 million.
Net cash provided by investing activities for the year ended December 31, 2013 was $3.7 million and was partially attributable to receiving $8.8 million from acquisitions, net of cash paid. The increase in cash received was partially offset by net investments into fixed maturity securities of $5.5 million
Financing Activities. Cash provided by financing activities for the year ended December 31, 2015, was $12.6 million as compared to $48.6 million for the same period in 2014. During the year ended December 31, 2015, we received net funds of $30.4 million from our IPO, received proceeds of $3.1 million for common stock issued to former holders of preferred stock. In addition, we used $6.3 million of the proceeds to repurchase outstanding shares of preferred stock and pay accrued preferred , used $17.0 million to pay off our revolving line of credit, received proceeds from our revolving line of credit of $4.4 million, and used $1.8 million for our routine payments on our term loans.
During the year ended December 31, 2014, the $48.6 million of cash provided by financing activities was primarily attributable to $28.5 million of cash raised through the issuance of common stock, $6.1 million from the issuance of preferred stock and $14.5 million of additional net senior debt borrowings.
Net cash provided by financing activities for the year ended December 31, 2013 was $1.2 million which was primarily attributable to additional net senior debt borrowings.
Outstanding Debt
We are party to a $30.0 million senior credit facility with Comerica Bank which currently consists of the 2014 Term Note of $7.5 million, the Term Note of $5.0 million and the Revolver with an available $17.5 million which expires on August 1, 2016. Management intends to renew the Revolver prior to the expiration date. Our total outstanding senior debt at December 31, 2015, was $12.8 million. Our minimum principal and interest payments on our senior debt for future years is $8.6 million for 2016-2017 and $4.9 million for 2018-2019.
The Credit Facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums‑to‑capital and surplus ratios, fixed‑charge coverage ratio, risk‑based capital ratios, and A.M. Best ratings of its Insurance Company Subsidiaries. At December 31, 2015, the Company was in compliance with all of its Credit Facility covenants except for the fixed-charge coverage ratio which fell below 1.20‑to‑1.0, to 0.9‑to‑1.0. The Company received a waiver for this covenant breach as of December 31, 2015. The Company is expected to meet this debt covenant requirement going forward based upon a combination of the January 26, 2016 amendment and improved cash flows from operations.

Contractual Obligations and Commitments
The following table is a summary of our contractual obligations and commitments as of December 31, 2015 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years

Revolver	$3,500	$3,500	$—	$—	$—
Term Note	2,750	1,000	1,750	—	—
2014 Term Note	6,500	1,000	3,500	2,000	—
Total Debt	12,750	5,500	5,250	2,000	—

Interest on Revolver	92	92	—	—	—
Interest on Term Note	101	62	39	—	—
Interest on 2014 Term Note	539	227	283	29	—
Total Interest Payable	732	381	322	29	—

Operating Lease Obligations	5,532	861	1,496	1,082	2,093
Loss and loss adjustment expense (1)	35,422	15,807	12,939	5,027	1,649
Purchase Obligations (2)	1,200	480	720	—	—

Total	$55,636	$23,029	$20,727	$8,138	$3,742

(1) The estimated unpaid loss and loss adjustment expense payments were made using estimates based on historical payment patterns, however, future payments may be different than historical payment patterns.

(2) Includes estimated future payments under the software license agreement relating to our policy issuance system. This agreement requires minimum monthly payments of $40,000, and is variable with premium volume. The future payment assumptions are based on the minimum monthly payments. The software license agreement expires on July 1, 2018.

Regulatory and Rating Issues
The NAIC has a RBC formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, an insurance company must submit a calculation of its RBC formula to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines.
At December 31, 2015, each of our Insurance Company Subsidiaries was in excess of any minimum threshold at which corrective action would be required.
Insurance operations are subject to various leverage tests (e.g., premium-to-statutory surplus ratios), which are evaluated by regulators and rating agencies. As of December 31, 2015, on a trailing twelve-month statutory combined basis, the gross and net premium leverage ratios were 1.4 to 1.0 and 1.1 to 1.0, respectively.
The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. State insurance regulators review the IRIS ratio results to determine if an insurer is in need of further regulatory scrutiny or action. While the ratios, individually and collectively, are useful tools for identifying companies that may be experiencing financial difficulty, they are only a guide for regulators and should not be considered an absolute indicator of a Company's financial condition. While inquiries from regulators are not uncommon, our Insurance Company Subsidiaries have not experienced any regulatory actions due to their IRIS ratio results or otherwise.
Recently Issued Accounting Pronouncements
Refer to Note 1 ~ Summary of Significant Accounting Policies – Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2015. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.
Interest Rate Risk
At December 31, 2015, the fair value of our investment portfolio, excluding cash and cash equivalents, was $117.7 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of December 31, 2015 and 2014 was 3.1 years.
The table below summarizes our interest rate risk. The table also illustrates the sensitivity of the fair value of fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2015. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2015	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity

200 basis point increase	106,675	(6,809)	(6.0)%	(8.8)%
100 basis point increase	110,079	(3,405)	(3.0)%	(4.4)%
No change	113,484	—	—%	—%
100 basis point decrease	116,435	2,951	2.6%	3.8%
200 basis point decrease	118,364	4,880	4.3%	6.3%
Credit Risk
An additional exposure to our fixed-income securities portfolio is credit risk. We manage our credit risk by investing only in investment-grade securities. In addition, we comply with applicable statutory requirements which limit the portion of our total investment portfolio that we can invest in any one security.
We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. To mitigate our credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of "A-" or better and continue to evaluate their financial condition throughout the duration of our agreements.
At December 31, 2015, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $10.5 million. We believe all amounts recorded as due from reinsurers are recoverable.
Effects of Inflation
We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claims costs. We consider the effects of inflation in pricing and estimating reserves for unpaid losses and LAE. The actual effects of inflation on our results are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to a long-term upward trend in the cost of judicial awards for damages.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to list of Financial Statement Schedules (including the Report of Independent Registered Public Accounting Firm referenced therein) set forth in Item 15 of this Annual Report on Form 10-K and Note 19 ~ Quarterly Financial Data (Unaudited)of the Notes to the Consolidated Financial Statements.
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B.   OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEMS 10 to 14
Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 18, 2016, and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,”“Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation”,“Security Ownership of Certain Beneficial Owners and Management”, “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm." Our Code of Conduct can be found on our website www.cnfrh.com.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm on Financial Statements	56
	Consolidated Balance Sheets – December 31, 2015 and 2014	57
	Consolidated Statements of Operations – For Years Ended December 31, 2015, 2014 and 2013	58
	Consolidated Statements of Comprehensive Income (Loss) - For Years Ended December 31, 2015, 2014 and 2013	59
	Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders’ Equity - For Years Ended December 31, 2015, 2014 and 2013	60
	Consolidated Statements of Cash Flows - For Years Ended December 31, 2015, 2014 and 2013	61
	Notes to Consolidated Financial Statements	62
2.	Financial Statement Schedules
	Schedule I – Summary of Investments Other Than Investments in Related Parties - Omitted as information is included in the consolidated financial statements or notes thereto
	Schedule II – Condensed Financial Information of Registrant	89
	Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto
	Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto
	Schedule V – Valuation and Qualifying Accounts	93
	Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements or notes thereto
3.	Exhibits – The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K	94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Conifer Holdings, Inc.
Birmingham, Michigan

We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in redeemable preferred stock and shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index to Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conifer Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 15, 2016

 CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2015	2014
Assets
Investment securities:
Fixed maturity securities, at fair value (amortized cost of $107,213 and $83,768, respectively)	$107,093	$84,405
Equity securities, at fair value (cost of $3,341 and $2,965, respectively)	4,240	4,084
Short-term investments, at fair value	6,391	16,749
Total investments	117,724	105,238

Cash	12,703	18,488
Premiums and agents' balances receivable, net	18,010	14,478
Receivable from affiliate	1,792	—
Reinsurance recoverables on unpaid losses	5,405	3,224
Reinsurance recoverables on paid losses	1,639	1,915
Ceded unearned premiums	3,483	9,510
Deferred policy acquisition costs	12,102	5,679
Other assets	5,069	5,206
Total assets	$177,927	$163,738

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$35,422	$31,531
Unearned premiums	47,916	43,381
Reinsurance premiums payable	1,069	7,069
Senior debt	12,750	27,562
Accounts payable and accrued expenses	2,758	2,521
Other liabilities	750	1,396
Total liabilities	100,665	113,460

Commitments and contingencies (note 17)	—	—

Redeemable preferred stock (0 and 1,000,000 shares authorized; 0 and 60,600 shares issued and outstanding, respectively)	—	6,119

Shareholders' equity:
Common stock, no par value (100,000,000 and 12,240,000 shares authorized; 7,644,492 and 3,995,013 issued and outstanding, respectively)	80,111	46,119
Accumulated deficit	(3,031)	(3,095)
Accumulated other comprehensive income	182	1,158
Total shareholders' equity attributable to Conifer	77,262	44,182
Noncontrolling interest	—	(23)
Total shareholders' equity	77,262	44,159
Total liabilities and shareholders' equity	$177,927	$163,738

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue
Gross earned premiums	$89,216	$66,969	$32,893
Ceded earned premiums	(22,451)	(9,441)	(5,264)
Net earned premiums	66,765	57,528	27,629
Net investment income	1,902	1,175	1,000
Net realized investment gains	285	417	299
Other gains	$104	—	3,714
Other income	1,667	1,809	834
Total revenue	70,723	60,929	33,476

Expenses
Losses and loss adjustment expenses, net	38,882	40,730	15,824
Policy acquisition costs	16,183	14,696	7,667
Operating expenses	14,806	12,139	9,161
Interest expense	769	584	541
Total expenses	70,640	68,149	33,193

Income (loss) before income taxes	83	(7,220)	283
Income tax expense (benefit)	48	(281)	3
Equity losses in affiliates, net of tax	(52)	$—	—

Net income (loss)	(17)	(6,939)	280
Less net loss attributable to noncontrolling interest	(81)	(4)	(69)
Net income (loss) attributable to Conifer	$64	$(6,935)	$349

Net income (loss) allocable to common shareholders	$(476)	$(7,200)	$349

Earnings (loss) per common share, basic and diluted	$(0.09)	$(2.69)	$0.20

Weighted average common shares outstanding, basic and diluted	5,369,960	2,672,440	1,749,626

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(17)	$(6,939)	$280

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(274)	1,678	(353)
Income tax expense (benefit)	—	571	(120)
Unrealized investment gains (losses), net of tax	(274)	1,107	(233)

Less: reclassification adjustments to:
Net realized investment gains included in net income (loss)	702	735	698
Income tax expense	—	250	237
Total reclassifications included in net income (loss), net of tax	702	485	461

Other comprehensive income (loss)	(976)	622	(694)

Total comprehensive income (loss)	(993)	(6,317)	(414)
Less comprehensive income (loss) attributable to noncontrolling interest	(81)	(4)	(69)
Comprehensive income (loss) attributable to Conifer	$(912)	$(6,313)	$(345)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders' Equity
(dollars in thousands)

For the Years ended December 31, 2015, 2014, and 2013
	Redeemable Preferred Stock		Preferred Stock		No Par, Common Stock		Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Total Conifer Holdings Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount				Noncontrolling Interest	Total Equity
Balance at January 1, 2013	—	—	—	—	1,749,626	$16,883	$3,502	$1,230	$21,615	$—	$21,615
Net income (loss)	—	—	—	—	—	—	349	—	349	(69)	280
Issuance of Subsidiary common stock	—	—	—	—	—	—	—	—	—	50	50
Other comprehensive loss	—	—	—	—	—	—	—	(694)	(694)	—	(694)
Balances at December 31, 2013	—	$—	—	$—	1,749,626	$16,883	$3,851	$536	$21,270	$(19)	$21,251
Net loss	—	—	—	—	—	—	(6,935)	—	(6,935)	(4)	(6,939)
Issuance of common stock	—	—	—	—	2,163,135	28,475	—	—	28,475	—	28,475
Conversion of note payable into shares of common stock	—	—	—	—	82,252	1,000	—	—	1,000	—	1,000
Issuance of Preferred Stock, $10	—	—	66,000	660	—	—	—	—	660	—	660
Issuance of Redeemable Preferred Stock, $100	54,000	5,400							—	—	—
Exchange of Preferred Stock for Redeemable Preferred Stock, $100	6,600	660	(66,000)	(660)	—	—	—	—	(660)	—	—
Paid-in-kind dividends on redeemable Preferred Stock	—	59	—	—	—	(59)	—	—	(59)	—	(59)
Cash dividends paid on Preferred Stock	—	—	—	—	—	(180)	(11)	—	(191)	—	(191)
Other comprehensive income	—	—	—	—	—	—	—	622	622	—	622
Balances at December 31, 2014	60,600	$6,119	—	$—	3,995,013	$46,119	$(3,095)	$1,158	$44,182	$(23)	$44,159
Net income (loss)	—	—	—	—	—	—	64		64	(81)	(17)
Issuance of common stock (Pre IPO)*					55,029	750			750		750
Paid-in-kind dividends	—	61	—	95	—	(156)	—	—	(61)	—	(61)
Cash dividends paid on preferred stock	—	—	—	—	—	(384)	—	—	(384)	—	(384)
Reclassification of redeemable preferred stock to permanent equity	(60,600)	(6,180)	60,600	6,180	—	—	—	—	6,180	—	6,180
Issuance of common stock (IPO)*	—	—	—	—	3,300,000	32,224	—	—	32,224	—	32,224
IPO Expenses*	—	—	—	—	—	(1,837)	—	—	(1,837)	—	(1,837)
Repurchase of preferred stock	—	—	(60,600)	(6,275)	—	—	—	—	(6,275)	—	(6,275)
Issuance of common stock to former preferred stockholders	—	—	—	—	294,450	3,092	—	—	3,092	—	3,092
Vesting of RSU**	—	—	—	—	—	303	—	—	303		303
Deconsolidation of affiliate	—	—	—	—	—	—	—	—	—	104	104
Other comprehensive loss	—	—	—	—	—	—	—	(976)	(976)	—	(976)
Balances at December 31, 2015	—	$—	—	$—	7,644,492	$80,111	$(3,031)	$182	$77,262	$—	$77,262

* "IPO" - initial public offering
** "RSU" - restricted stock units

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(17)	$(6,939)	$280
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment, and intangibles	398	371	268
Amortization of bond premium and discount, net	629	527	480
Gains on investments	(285)	(417)	(299)
Other gains	(104)	—	(3,714)
Incentive awards expenses - vesting of RSU	303	—	—
Deferred income taxes	—	(302)	4
Other	(53)	14	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances receivable	(3,765)	(2,174)	(5,147)
Reinsurance recoverables	(1,905)	(745)	3,584
Ceded unearned premiums	6,027	(8,106)	(1,175)
Deferred policy acquisition costs	(6,423)	68	(2,981)
Other assets	(904)	(526)	146
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	3,891	2,623	(1,955)
Unearned premiums	4,535	16,876	11,231
Reinsurance premiums payable	(6,000)	6,080	786
Accounts payable and accrued expenses	1,015	172	663
Other liabilities	(478)	(1,217)	371
Net cash (used in) provided by operating activities	(3,136)	6,305	2,542
Cash Flows From Investing Activities
Purchase of investments:
Fixed maturity securities	(33,271)	(44,632)	(22,747)
Equity securities	(1,507)	(1,392)	(658)
Short-term investments	(83,842)	(84,369)	(44,030)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities	1,400	4,892	175
Proceeds from sales of investments:
Fixed maturity securities	7,885	1,345	17,037
Equity securities	1,331	—	677
Short-term investments	94,200	76,900	44,662
Cash received from acquisitions, net of cash paid	—	—	8,832
Purchases of property and equipment	(167)	(444)	(283)
Deconsolidation of affiliate	(1,323)	—	—
Net cash used in investing activities	(15,294)	(47,700)	3,665
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	36,066	28,475	—
Issuance of shares of common stock to noncontrolling interest	—	—	50
Proceeds from issuance of shares of preferred stock	—	6,060	—
Repurchase of preferred stock	(6,275)	—	—
Borrowings under debt arrangements	4,400	18,500	1,350
Repayment of borrowings under debt arrangements	(19,212)	(4,075)	(250)
Dividends paid to preferred shareholders	(384)	(191)	—
Payout of contingent consideration	(113)	(182)	—
Payment of offering costs	(1,837)	—	—
Net cash provided by financing activities	12,645	48,587	1,150
Net (decrease) increase in cash	(5,785)	7,192	7,357
Cash at beginning of period	18,488	11,296	3,939
Cash at end of period	$12,703	$18,488	$11,296

Supplemental Disclosure of Cash Flow Information:
Interest paid	$844	$510	$364
Net income taxes paid	$—	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Management Representation
The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), American Colonial Insurance Company ("ACIC"), American Colonial Insurance Services ("ACIS") and Sycamore Insurance Agency, Inc ("SIA"). CIC, WPIC, RCIC and ACIC are collectively referred to as the "Insurance Company Subsidiaries". On a stand-alone basis Conifer Holdings, Inc is referred to as the "Parent Company."
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities.
Business
The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into two types of insurance businesses: commercial lines and personal lines. The Company underwrites a variety of specialty insurance products, including property, general liability, commercial multi-peril, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in all 50 states in the United States (“U.S.”). The Company’s corporate headquarters are located in Birmingham, Michigan with additional office facilities in Florida, Texas, Pennsylvania and Tennessee.
In January 2015, the Company discontinued offering and writing new nonstandard personal automobile policies and stopped writing renewal policies by June, 2015. The Company will continue to pay claims and perform other administrative services until existing policies expire and all claims are paid (a process referred to as “run-off”). The run-off is expected to be substantially complete by the end of 2016.
In August 2015, the Company completed its initial public offering (“IPO”) whereby it issued and sold 3,300,000 shares of common stock, which included 100,000 shares issued and sold to the Company’s Chief Executive Officer, at a public offering price of $10.50 per share. Refer to Note 10 ~ Shareholders’ Equity for further details.
Acquisitions
EGI Insurance Services, Inc.
In November 2013, the Company acquired all the outstanding common shares of EGI Insurance Services, Inc. (“EGI Services”) for $4.0 million in cash. EGI Services was the parent of two wholly owned corporations, ACIC and EGI Insurance Services (Florida), Inc. ("EGI Florida"). ACIC is a property and casualty insurance company licensed in the State of Florida primarily focused on nonstandard automobile insurance in Florida. EGI Florida provides agency services primarily focused on administrating the issuance of nonstandard automobile insurance and claims handling. The purpose of this acquisition was to expand the Company’s insurance offerings in the State of Florida.
The Company measured the identifiable tangible and intangible assets acquired and the liabilities assumed at their acquisition‑date fair values. The acquisition‑date fair values of identifiable net assets exceeded the fair value of the consideration transferred and therefore, the transaction was considered a bargain purchase. A gain of $2.7 million was recognized at the acquisition date and is included in the statement of operations for the year ended December 31, 2013. The transaction resulted in a bargain purchase primarily because the acquired business was experiencing significant losses and the seller’s intent was to exit writing private passenger automobile policies. The Company purchased the business with the intent to obtain its insurance licenses and expand its insurance coverage portfolio in this market.
The Company recorded intangible assets, consisting of the fair value of four state insurance licenses acquired in the transaction, for the states of Alabama, Louisiana, Georgia and Florida.
MLBA Mutual Insurance Company
In January 2013, the Company acquired all the outstanding common shares of MLBA Mutual Insurance Company (“MLBA”) for $7.5 million in cash. MLBA was a Michigan-domiciled property and casualty insurance company. The purpose of this acquisition was to expand the Company’s insurance offerings to customers in the liquor liability market.

The Company measured the identifiable tangible and intangible assets acquired and the liabilities assumed at their acquisition‑date fair values. The acquisition-date fair values of identifiable net assets exceeded the fair value of the consideration transferred and therefore, the transaction was considered a bargain purchase. A gain of $982,000 was recognized at the acquisition date and is included in the statement of operations for the year ended December 31, 2013. The transaction resulted in a bargain purchase primarily because the MLBA was a mutual insurer with limited prospects for the members to realize a liquidity event.
Summary of Significant Accounting Policies
Stock Split
On July 22, 2015, the board of directors approved a stock split in the form of a stock dividend of 10.2 shares for each share of common stock which was effectuated immediately prior to the effectiveness of the IPO. Accordingly, all common share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, were adjusted retroactively to reflect the stock split.
Principles of Consolidation
Prior to September 30, 2015, the consolidated financial statements included the accounts of Conifer Holdings, Inc. and its wholly owned subsidiaries, as well as a 50%-owned affiliate (the “Affiliate”) which the Company controlled due to its majority representation on the entity’s board of directors. Noncontrolling interest in a consolidated subsidiary in the consolidated balance sheets represents the noncontrolling shareholder’s proportionate share of the entity’s equity. Consolidated net income or loss is allocated to the Company and noncontrolling interest in proportion to their percentage ownership interests. As of September 30, 2015, the Company no longer controlled the Affiliate but retained significant influence. As a result the entity was deconsolidated from the consolidated financial statements and recognized as an investment in an affiliate utilizing the equity method of accounting. All intercompany transactions and accounts were eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes the amounts included in the consolidated financial statements reflect management's best estimates and assumptions, actual results may differ from these estimates.
Cash and Short-term Investments
Cash consists of cash deposits in banks, generally in operating accounts. Short-term investments, consisting of money-market funds, are classified as investments in the consolidated balance sheets as they relate principally to the Company’s investment activities. The Company maintains its cash deposits in major banks and invests short-term funds in institutional money-market funds and short-term financial instruments. These securities typically mature within three months or less.
Investment Securities
Investment securities, consisting of fixed maturity securities and equity securities, are classified as available for sale and reported at fair value. The Company determines the fair value using the market approach, which uses quoted prices or other relevant data based on market transactions involving identical or comparable assets. The Company purchases the available for sale fixed maturity securities with the expectation that they will be held to maturity, but the Company may sell them if market conditions or credit‑related risk warrant earlier sales. The Company does not have any securities classified as held to maturity or trading.
The change in unrealized gain and loss on the investment securities is recorded as a component of accumulated other comprehensive income (loss), net of the related deferred tax effect, until realized.
The fixed maturity securities portfolio includes mortgage-backed and asset-backed securities. The Company recognizes income from these securities using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. Premiums and discounts on mortgage-backed and asset-backed securities are amortized or accreted over the life of the related available‑for‑sale security as an adjustment to yield using the effective interest method. Such amortization and accretion is included in interest income in the consolidated statements of operations. Dividend and interest income are recognized when earned.
Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis and included in earnings on the trade date.

Other-than-temporary Impairments
The Company reviews its impaired securities for possible other-than-temporary impairment ("OTTI") at each quarter-end. A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The Company considers the following factors in performing its review: (i) the amount by which the security’s fair value is less than its cost, (ii) length of time the security has been impaired, (iii) whether management has the intent to sell the security, (iv) if it is more likely than not that management will be required to sell the security before recovery of its amortized cost basis, (v) whether the impairment is due to an issuer‑specific event, credit issues or change in market interest rates, (vi) the security’s credit rating and any recent downgrades or (vii) stress testing of expected cash flows under different scenarios. If the Company determines that a security has experienced an OTTI, the impairment is recognized as a realized investment loss in the consolidated statements of operations.
For each impaired security, the Company determines if: (i) it does not intend to sell the security and (ii) it will more likely than not be required to sell the security before recovery of its amortized cost basis. If the Company cannot assert these conditions, an OTTI loss is recorded through the consolidated statements of operations in the current period. For all other impaired securities, except equity securities, the Company will assess whether the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, the Company separates the impairment loss into: (i) the credit loss and (ii) the non-credit loss, which is the amount related to all other factors such as interest rate changes, fluctuations in exchange rates and market conditions. The credit loss charge is recorded to the current period statements of operations and the non-credit loss is recorded to accumulated other comprehensive income (loss), within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of a credit loss. Income is accreted over the remaining life of a fixed maturity security based on the interest rate necessary to discount the expected future cash flows to the new basis. If the security is non-income producing, any cash proceeds is applied as a reduction of principal when received.
For equity securities, if the impairment is deemed an OTTI, the loss is recognized in the statements of operations.
Recognition of Premium Revenues
All of the property and casualty policies written by our insurance companies are considered short-duration contracts. These policies are earned on a daily pro-rata basis, net of reinsurance, over the term of the policy, which are six or twelve months in duration. The portion of premiums written that relate to the unexpired terms of policies in force are deferred and reported as unearned premium at the balance sheet date. Premiums on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and terms of the reinsurance contracts.
Reinsurance
Reinsurance premiums, commissions, losses and loss adjustment expenses ("LAE") on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses and LAE paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverables on unpaid losses and LAE are estimated based upon assumptions consistent with those used in establishing those gross liabilities as they are applied to the underlying reinsured contracts. The Company records an allowance for uncollectible reinsurance recoverables based on an assessment of the reinsurer’s creditworthiness and collectability of the recorded amounts. Management believes an allowance for uncollectible recoverable from its reinsurers was not necessary for the periods presented.
The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of operating expenses.
Deferred Policy Acquisition Costs
Costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business is deferred. These deferred costs consist of commissions paid to agents, premium taxes, and underwriting costs, including compensation and payroll related benefits. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense. Amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the estimated policy term.
To the extent that unearned premiums on existing policies are not adequate to cover the sum of expected losses and LAE, unamortized acquisition costs and policy maintenance costs, unamortized deferred policy acquisition costs are charged to expense to the extent required to eliminate the premium deficiency. If the premium deficiency is greater than the unamortized policy acquisition costs, a liability is recorded for any such deficiency. The Company considers anticipated investment income in determining whether a premium deficiency exists. Management performs this evaluation at each insurance product line level.

Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and LAE in the consolidated balance sheets represents the Company’s estimate of the amount it expects to pay for the ultimate cost of all losses and LAE incurred that remain unpaid at the balance sheet date. The liability is recorded on an undiscounted basis, except for the liability for unpaid losses and LAE assumed related to acquired companies which are initially recorded at fair value. The process of estimating the liability for unpaid losses and LAE is a complex process that requires a high degree of judgment.
The liability for unpaid losses and LAE represent the accumulation of individual case estimates for reported losses and LAE, and actuarially determined estimates for incurred but not reported losses and LAE. The liability for unpaid losses and LAE is intended to include the ultimate net cost of all losses and LAE incurred but unpaid as of the balance sheet date. The liability is stated net of anticipated deductibles, salvage and subrogation, and gross of reinsurance ceded. The estimate of the unpaid losses and LAE liability is continually reviewed and updated. Although management believes the liability for losses and LAE is reasonable, the ultimate liability may be more or less than the current estimate.
The estimation of ultimate liability for unpaid losses and LAE is a complex, imprecise and inherently uncertain process, and therefore involves a considerable degree of judgment and expertise. The Company utilizes various actuarially‑accepted reserving methodologies in deriving the continuum of expected outcomes and ultimately determining its estimated liability amount. These methodologies utilize various inputs, including but not limited to written and earned premiums, paid and reported losses and LAE, expected initial loss and LAE ratio, which is the ratio of incurred losses and LAE to earned premiums, and expected claim reporting and payout patterns (including company-specific and industry data). The liability for unpaid loss and LAE does not represent an exact measurement of liability, but is an estimate that is not directly or precisely quantifiable, particularly on a prospective basis, and is subject to a significant degree of variability over time. In addition, the establishment of the liability for unpaid losses and LAE makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in the Company’s historical experience or which cannot yet be quantified. As a result, an integral component of estimating the liability for unpaid losses and LAE is the use of informed subjective estimates and judgments about the ultimate exposure to unpaid losses and LAE. The effects of changes in the estimated liability are included in the results of operations in the period in which the estimates are revised.
The Company allocates the applicable portion of the unpaid losses and LAE to amounts recoverable from reinsurers under reinsurance contracts and reports those amounts separately as assets on the consolidated balance sheets.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Deferred tax assets are recognized to the extent that there is sufficient positive evidence, as allowed under the Accounting Standard Codification ("ASC") 740, Income Taxes, to support the recoverability of those deferred tax assets. The Company establishes a valuation allowance to the extent that there is insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax‑planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
As of December 31, 2015 and 2014, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. The Company recognizes commission income on the later of the effective date of the policy, the date when the premium can be reasonably established, or the date when substantially all services related to the insurance placement have been rendered.
Operating Expenses
Operating expenses consist primarily of other underwriting, compensation and benefits, information technology, facility and other administrative expenses.

Recently Issued Accounting Guidance
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-09, Disclosures about Short-Duration Contracts (Topic 944), which enhances disclosure requirements for insurance entities with short-duration insurance contracts. The standard does not change the existing recognition and measurement guidance for short-duration insurance contracts. This standard will provide additional disclosures about our liability for unpaid losses and LAE, increase transparency of significant estimates made in measuring those liabilities, and provide financial statement users with additional information to facilitate analysis of the amount, timing and uncertainty of cash flows and development of loss reserves. This standard is effective for annual periods beginning after December 15, 2015, and interim reporting periods thereafter and must be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. Early adoption is permitted. The enhanced disclosures under the new guidance will be provided by the Company for the year ended December 31, 2016, as required.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Reporting entities may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective for the Company on January 1, 2018, with early adoption permitted solely for the instrument-instrument specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. Management is currently evaluating the impact of the guidance.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the consolidated balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the consolidated statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the consolidated statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the consolidated statement of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. We have not yet completed the analysis of how adopting this guidance will affect our financial statements.

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at December 31, 2015 and 2014 were as follows (dollars in thousands):

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed maturity securities:
U.S. Government obligations	$5,474	$47	$(13)	$5,508
State and local government	14,391	398	(6)	14,783
Corporate debt	39,183	84	(483)	38,784
Commercial mortgage and asset-backed	48,165	164	(311)	48,018
Total fixed maturity securities available for sale	107,213	693	(813)	107,093
Equity securities:
Common stocks - Public Utilities	122	20	(1)	141
Common stocks - Banks, Trusts and Insurance Companies	503	150	(7)	646
Common stocks - Industrial, miscellaneous and all other	2,716	836	(99)	3,453
Total equity securities available for sale	3,341	1,006	(107)	4,240
Total securities available for sale	$110,554	$1,699	$(920)	$111,333

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed maturity securities:
U.S. Government obligations	$5,872	$85	$(16)	$5,941
State and local government	10,755	210	(4)	10,961
Corporate debt	30,818	237	(106)	30,949
Commercial mortgage and asset-backed	36,323	348	(117)	36,554
Total fixed maturity securities available for sale	83,768	880	(243)	84,405
Equity securities:
Common stocks - Public Utilities	129	31	—	160
Common stocks - Banks, Trusts and Insurance Companies	512	201	(2)	711
Common stocks - Industrial, miscellaneous and all other	2,324	926	(37)	3,213
Total equity securities available for sale	2,965	1,158	(39)	4,084
Total securities available for sale	$86,733	$2,038	$(282)	$88,489
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	December 31, 2015
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Fixed maturity securities:
U.S. Government obligations	7	$2,580	$(7)	2	$679	$(6)	9	$3,259	$(13)
State and local government	8	2,688	(6)	—	—	—	8	2,688	(6)
Corporate debt	80	21,760	(438)	12	3,618	(45)	92	25,378	(483)
Commercial mortgage and asset-backed	67	32,539	(258)	5	2,175	(53)	72	34,714	(311)
Total fixed maturity securities available for sale	162	59,567	(709)	19	6,472	(104)	181	66,039	(813)
Equity securities:
Common stock	86	782	(72)	3	79	(35)	89	861	(107)
Total equity securities available for sale	86	782	(72)	3	79	(35)	89	861	(107)
Total securities	248	$60,349	$(781)	22	$6,551	$(139)	270	$66,900	$(920)

	December 31, 2014
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Fixed maturity securities:
U.S. Government obligations	—	$—	$—	3	$1,319	$(16)	3	$1,319	$(16)
State and local government	4	552	(1)	3	825	(3)	7	1,377	(4)
Corporate debt	61	18,835	(98)	3	489	(8)	64	19,324	(106)
Commercial mortgage and asset-backed	23	12,060	(34)	10	4,999	(83)	33	17,059	(117)
Total fixed maturity securities available for sale	88	31,447	(133)	19	7,632	(110)	107	39,079	(243)
Equity securities:
Common stock	20	347	(39)	—	—	—	20	347	(39)
Total equity securities available for sale	20	347	(39)	—	—	—	20	347	(39)
Total securities	108	$31,794	$(172)	19	$7,632	$(110)	127	$39,426	$(282)

The Company analyzed its investment portfolio in accordance with its OTTI review procedures and determined the Company did not need to record a credit related OTTI loss, nor recognize a non-credit related OTTI loss in other comprehensive income for the years ended December 31, 2015 and 2014.
The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2015	2014	2013
Fixed maturity securities	$2,110	$1,289	$1,098
Equity securities	92	78	68
Cash and short-term investments	5	9	9
Total investment income	2,207	1,376	1,175
Investment expenses	(305)	(201)	(175)
Net investment income	$1,902	$1,175	$1,000

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities, as follows (dollars in thousands):

	December 31,
	2015	2014	2013
Fixed maturity securities:
Gross realized gains	$92	$47	$278
Gross realized losses	(6)	(29)	(146)
Total fixed maturity securities	86	18	132
Equity securities:
Gross realized gains	290	449	177
Gross realized losses	(91)	(50)	(10)
Total equity securities	199	399	167

Total realized gains (losses)	$285	$417	$299
Proceeds from the sales of debt and equity securities available for sale were $9.2 million, $1.3 million and $17.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The table below summarizes the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at December 31, 2015. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,020	$6,025
Due after one year through five years	36,208	36,112
Due after five years through ten years	7,979	7,979
Due after ten years	8,841	8,960
Securities with contractual maturities	59,048	59,076
Commercial mortgage and asset backed	48,165	48,017
Total fixed maturity securities	$107,213	$107,093
 At December 31, 2015 and 2014, the Insurance Companies Subsidiaries had an aggregate of $8.9 million and $7.0 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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
The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,508	$—	$5,508	$—
State and local government	14,783	—	14,783	—
Corporate debt	38,784	—	38,784	—
Commercial mortgage and asset-backed	48,018	—	48,018	—
Total fixed maturity securities	107,093	—	107,093	—
Equity Securities, common stock	4,240	4,240	—	—
Short-term investments	6,391	6,391	—	—
Total assets measured at fair value	$117,724	$10,631	$107,093	$—

Liabilities:
Senior debt*	$12,750	$—	$12,750	$—
Total Liabilities measured at fair value	$12,750	$—	$12,750	$—
* Carried at cost or amortized cost on the consolidated balance sheet

	December 31, 2014
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,941	$—	$5,941	$—
State and local government	10,961	—	10,961	—
Corporate debt	30,949	—	30,949	—
Commercial mortgage and asset-backed	36,554	—	36,554	—
Total fixed maturity securities	84,405	—	84,405	—
Equity Securities, common stock	4,084	4,084	—	—
Short-term investments	16,749	16,749	—	—
Total assets measured at fair value	$105,238	$20,833	$84,405	$—

Liabilities:
Senior debt*	$27,562	$—	$27,562	$—
Total Liabilities measured at fair value	$27,562	$—	$27,562	$—
* Carried at cost or amortized cost on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 9.0% of the fair value of the total investment portfolio as of December 31, 2015.
Level 2 investments include fixed maturity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 91.0% of the fair value of the total investment portfolio as of December 31, 2015.
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
The Level 2 financial instruments also include the Company's senior debt. The fair value of borrowings under the senior debt, consisting of the revolving credit facility and term loans, approximates its carrying amount because interest is based on a short-term, variable, market-based rate.
The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2015 and 2014, respectively.

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2015, 2014 and 2013. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of period	$5,679	$5,747	$2,766

Deferred policy acquisition costs	22,606	14,628	10,648
Amortization of policy acquisition costs	(16,183)	(14,696)	(7,667)
Net change	6,423	(68)	2,981

Balance at end of period	$12,102	$5,679	$5,747

5.     Unpaid Losses and Loss Adjustment Expenses
The Company establishes reserves for unpaid losses and LAE which represent the estimated ultimate cost of all losses incurred that were both reported and unreported (i.e., incurred but not yet reported losses, or “IBNR”) and LAE incurred that remain unpaid at the balance sheet date. The Company’s reserving process takes into account known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.
Reserves are estimates of unpaid portions of losses that have occurred, including IBNR losses, therefore the establishment of appropriate reserves, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in the results of operations in the period such changes are determined to be needed and recorded.
Management believes that the reserve for losses and LAE, net of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the consolidated financial statements based on available facts and in accordance with applicable laws and regulations.
The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated as follows (dollars in thousands):

	December 31,
	2015	2014	2013
Gross reserves - beginning of period	$31,531	$28,908	$24,843
Less: reinsurance recoverables on unpaid losses	3,224	3,953	7,296
Net reserves - beginning of period	28,307	24,955	17,547

Net reserve additions from acquisitions	—	—	6,021

Add: incurred losses and loss adjustment expenses, net of reinsurance:
Current period	37,422	41,923	20,844
Prior period	1,460	(1,193)	(5,020)
Total net incurred losses and loss adjustment expenses	38,882	40,730	15,824

Deduct: loss and loss adjustment expense payments, net of reinsurance:
Current period	20,635	24,134	9,093
Prior period	16,537	13,244	5,344
Total net loss and loss adjustment expense payments	37,172	37,378	14,437

Net reserves - end of period	30,017	28,307	24,955
Plus: reinsurance recoverables on unpaid losses	5,405	3,224	3,953
Gross reserves - end of period	$35,422	$31,531	$28,908

As a result of development on prior accident years’ reserves, the estimate for net ultimate losses and LAE increased by $1.5 million in calendar year 2015, decreased by $1.2 million in calendar year 2014 and decreased by $5.0 million in calendar year 2013. There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2015, 2014 or 2013.
In 2015, prior year net ultimate loss and LAE estimates increased $1.5 million. The $1.5 million increase reflects adverse development of $1.2 million in the run-off personal automobile line, $835,000 in the commercial automobile line and $121,000 in the wind-exposed homeowners' line. These were partially offset by favorable reserve development in all of the other lines totaling $660,000.
In 2014, net ultimate loss and LAE estimates decreased by $1.2 million. The $1.2 million decrease primarily reflects favorable reserve development of $702,000 in the commercial multi-peril line, $550,000 in the personal automobile line, and $509,000 in the other liability line. These were partially offset by adverse development of $548,000 in the low-value dwelling line as well as other small changes in the remaining lines.
In 2013, prior year net ultimate loss and LAE estimates decreased by $5.0 million. The $5.0 million decrease primarily reflects favorable reserve development of $2.9 million in the commercial multi-peril line and $2.6 million in the other liability line. These decreases were partially offset by adverse development of $573,000 in the personal automobile line as well as other small changes in the remaining lines.

6.     Reinsurance
In the normal course of business, the Company seeks to minimize the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. The Company participates in reinsurance agreements in order to limit its loss exposure including protecting against catastrophe losses. The Company primarily ceded all specific risks in excess of $500,000 in 2015, and $300,000 in 2014. Reinsurance does not discharge the direct insurer from liability to its policyholder. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables. The Company's current reinsurance structure includes the following primary categories

Casualty Clash

•
The Company is party to a workers' compensation and casualty clash reinsurance treaty with limits up to $18.0 million in excess of a $2.0 million rentention. Clash coverage is a type of reinsurance that provides additional coverage in the event that one casualty loss event results in two or more claims from our insured policyholders. Clash reinsurance further protects the balance sheet as it reduces the potential maximum loss on either a single risk or a large number of risks.

Facultative

•
The Company has an agreement with a large reinsurer for a property facultative facility for risks with property total insured values above the reinsurance treaty limits. Facultative reinsurance is where a reinsurer negotiates an individual reinsurance agreement for every policy it will reinsure on a policy by policy basis.

Property

•
Effective November 1, 2014, the Company entered into an excess of loss reinsurance agreement for personal property coverage with limits up to $2.7 million in excess of $300,000, for homeowners' and dwelling fire business.

•
Effective July 1, 2015, the Company entered into an excess of loss treaty for commercial property values from $2.0 million to $4.0 million, to replace much of the facultative reinsurance cover. A treaty provides for coverage over a class of risks and does not require policy by policy underwriting of the reinsurer.

•
The Company is covered for property catastrophe losses up to $94.0 million in excess of a $6.0 million retention for the first event. The Company also has second and third event property catastrophe coverage with a $1.0 million retention. The treaty renews June 1, 2016.

Multiple Line

•	Effective January 1, 2015, the Company has an excess of loss multi-line agreement that covers commercial property and casualty losses up to $1.5 million in excess of a $500,000 retention.
Quota Share

•
The Company has commercial umbrella treaties for commercial lines business in the form of a 90% quota share. A quota share agreement is an agreement between an insurer and a reinsurer whereby the reinsurer pays an agreed-upon percentage of all losses the insurer sustains. In turn, the insurer compensates the reinsurer for this agreement in the form of a percentage of the premiums written for the applicable lines covered and reinsurance period.

•
Effective December 31, 2014, the Company entered into a 25% quota share arrangement with a reinsurer for coverage net of the other reinsurance arrangements and within the Company's retention of $500,000 for commercial lines and $300,000 for personal homeowners lines. The Company terminated the agreement on August 1, 2015. The purpose of the quota share arrangement was to reduce the capital requirements necessary to support premium growth initiatives. The IPO provided sufficient capital to support growth initiatives, and the quota share was no longer deemed necessary.

Equipment Breakdown, Employment Practice Liability, and Data Compromise and Identity Recovery

•
The Company has a 100% quota share arrangement with another reinsurer for the small number of equipment breakdown, employment practices liability and data compromise coverages that are occasionally bundled with other products.

The Company assumes written premiums under a few fronting arrangements, most of which are net of other reinsurance arrangements. The fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a higher A.M. Best rating than the Company’s rating, or where the policies are written in a state where the Company is not licensed or for other strategic reasons. Assumed premiums is comprised entirely of these arrangements other than where there are premiums assumed from Citizens Property and Casualty Corporation (“Citizens”).
Beginning in December 2014, the Company assumed written premium of $5.5 million under a policy assumption agreement with Citizens. Citizens is a Florida government-sponsored insurer that provides homeowners insurance to Florida residences that cannot find coverage in the voluntary market. Upon assuming this premium, the Company becomes the primary insurer to the policyholders. The Company is responsible for claims occurring on or after the effective date of the assumption.
In the first quarter of 2015, the Company assumed additional written premium from Citizens in the amount of $1.4 million. This assumption was offset during the year ended December 31, 2015 by a return of $1.3 million of assumed premiums from the 2014 assumption and $738,000 of assumed premiums from the 2015 assumption. The return premiums are related to the policyholders opting out of the related assumptions.

The Company assumed $2.5 million and $105,000 of written premiums under the insurance fronting arrangements for the years ended ended December 31, 2015 and 2014, respectively.
The following table presents the effects of such reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Written premiums:
Direct	$90,503	$78,296	$44,087
Assumed	3,247	5,551	—
Ceded	(14,076)	(17,548)	(6,439)
Net written premiums	$79,674	$66,299	$37,648

Earned premiums:
Direct	$82,614	$66,608	$32,893
Assumed	6,602	361	—
Ceded	(22,451)	(9,441)	(5,264)
Net earned premiums	$66,765	$57,528	$27,629

Loss and loss adjustment expenses:
Direct	$43,989	$43,894	$15,284
Assumed	2,756	107	(171)
Ceded	(7,863)	(3,271)	711
Net Loss and loss adjustment expenses	$38,882	$40,730	$15,824

7.     Senior Debt
The Company's senior debt facility is comprised of three notes: a $17.5 million revolving line of credit ("Revolver"); a $5.0 million five-year term note ("Term Note") which commenced in October 2013; and a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"). A summary of the outstanding senior debt at December 31, 2015 is as follows (in thousands):

	December 31,
	2015	2014
Revolver	$3,500	$16,562
Term Note	2,750	3,500
2014 Term Note	6,500	7,500
Total	12,750	27,562

The obligations under the Amended Credit Agreement bear interest at LIBOR rate plus 2.75%, or the lender’s prime rate plus 1.0%, except for the 2014 Term Note. Interest on the 2014 Term Note is at LIBOR plus 3.25% or the lender’s prime rate plus 1.50%. The weighted average interest rate was 3.4% and 3.3% for the years ended December 31, 2015 and 2014, respectively. The Company is required to pay quarterly commitment fees on the unused portion of the Credit Facility equal to 0.2% per annum.
The aggregate maturities under the Amended Credit Agreement for each of the five years subsequent to December 31, 2015 are as follows: $5.5 million in 2016, $2.5 million in 2017, $2.8 million in 2018, $2.0 million in 2019 and $0.0 million in 2020.
The Company entered into various amendments since it last refinanced on September 29, 2014, which, among other things, included the following key changes to the credit facility agreement:

•	During 2015, a number of amendments reduced the required ownership interest of the Company’s Chairman from not less than 50% to not less 15% upon the consummation of an IPO.

•
On January 26, 2016, revised the formula for the fixed-charge coverage ratio by reducing one of the amounts included in the denominator. Originally, this amount was 20% of the total Revolver facility and was reduced to 16.67%

All outstanding borrowings under the Revolver were repaid from the proceeds received from the Company’s IPO, in August 2015; another $3.5 million was then drawn down in the fourth quarter of 2015. The undrawn portion of the Revolver, which was $14.0 million as of December 31, 2015, and is available to finance working capital, fund other general corporate purposes and provide surplus contributions to its Insurance Company Subsidiaries to support premium growth or strategic acquisitions.
The Credit Facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums-to-capital and surplus ratios, fixed-charge coverage ratio, risk-based capital ratios, and A.M. Best ratings of its Insurance Company Subsidiaries. At December 31, 2015, the Company was in compliance with all of its Credit Facility covenants except for the fixed-charge coverage ratio which fell below 1.20-to-1.0, to 0.9-to-1.0. The Company received a waiver for this covenant breach as of December 31, 2015. The Company is expected to meet this debt covenant requirement going forward based upon a combination of the January 26, 2016 amendment and improved cash flows from operations.
Interest Rate Swap Agreement
In order to reduce its interest rate risk, the Company entered into an interest rate swap agreement for a notional amount of $5.0 million in September 2014, at the same time it refinanced the five year Term Note, and the notional amount decreases in proportion with the amortization of the Term Note. Under this swap agreement, the Company pays the fixed rate of 1.04% on the $5.0 million notional amount on a quarterly basis, and receives the LIBOR rate on a quarterly basis. Payments are settled on a net basis, and the Company has effectively converted its variable‑rate debt into fixed‑rate debt with an effective interest rate of 3.79%. Payments made or received on the swap are recorded as interest expense. The changes in fair value of the interest rate swap are recorded as other income or expense. At December 31, 2015 and 2014, the fair value of the interest rate swap of $4,000 and $9,000, respectively (notional amounts of $2.8 million and $3.8 million, respectively), was recorded in other assets in the consolidated balance sheets.

8. Income Taxes
At December 31, 2015 and 2014, the Company had current income taxes receivable of $106,000 and $70,000, respectively, included in other assets in the consolidated balance sheets.
The income tax expense (benefit) is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Current tax expense (benefit)	$48	$3	$(1)
Deferred tax expense (benefit)	—	(284)	4
Total income tax expense (benefit)	$48	$(281)	$3
The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income as a result of the following (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013

Income (loss) before income taxes	$83	$(7,220)	$283
Deconsolidation of affiliate	55	—	—
Statutory U.S. federal income tax rate	28	(2,455)	96
State income taxes, net of federal benefit	(72)	(246)	—
Gains on acquisitions	—	—	(1,278)
Tax‑exempt investment income and dividend received deduction	(116)	(66)	(80)
Nondeductible acquisition costs and purchase adjustments	—	143	70
Nondeductible meals and entertainment	45	30	22
Valuation allowance on deferred tax assets	(2,050)	2,283	1,089
NOL write-off	2,150	—	—
Other	8	30	84
Income tax expense (benefit)	$48	$(281)	$3
Effective tax rate	57.8%	3.9%	1.2%

For the year ended December 31, 2015, the Company has reconsidered how it presents deferred tax assets and the associated valuation allowance which are subject to permanent limitation and which will expire unused. As such, the current year valuation allowance and gross net operating loss deferred tax asset have been reduced by $2.2 million to remove the deferred tax assets that will not be realized from consideration.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$465	$481
Unearned premiums	3,385	2,423
Net operating loss carryforwards	5,932	6,889
State net operating loss carryforwards	209	213
Other	(152)	(159)
Gross deferred tax assets	9,839	9,847
Less valuation allowance	(5,160)	(6,917)
Total deferred tax assets, net of allowance	4,679	2,930
Deferred tax liabilities:
Investment basis difference	49	38
Unrealized gains on investments	266	562
Deferred policy acquisition costs	4,115	1,971
Intangible assets	307	306
Property and equipment	267	378
Total deferred tax liabilities	5,004	3,255
Net deferred tax liability	$(325)	$(325)
The net deferred tax liability is recorded in other liabilities in the consolidated balance sheets.
As of December 31, 2015, the Company has net operating loss carryforwards for federal income tax purposes of $17.4 million, which expire in tax years 2019 through 2035. Of this amount, $15.2 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $7.8 million, which expire in tax years 2029 through 2035.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2015. Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.
Based on its evaluation, the Company has recorded a valuation allowance of $5.2 million, $6.9 million and $4.6 million at December 31, 2015, 2014 and 2013, respectively, to reduce the deferred tax assets to an amount that more‑likely‑than‑not will be realized (based on the provisions in ASC 740). The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.
The Company files consolidated federal income tax returns. For the years before 2012, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2012 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

9. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s Insurance Company Subsidiaries differ from U.S. GAAP. The principal differences between Statutory Accounting Principles (‘‘SAP’’) and U.S. GAAP as they relate to the financial statements of the Company’s Insurance Company Subsidiaries are (i) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under U.S. GAAP, (ii) deferred tax assets are subject to more limitations regarding what amounts can be recorded under SAP and (iii) bonds are recorded at amortized cost under SAP and fair value under U.S. GAAP.
Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries. As of December 31, 2015, 2014 and 2013, the Insurance Company Subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.
Summarized 2015, 2014 and 2013 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands):

	Conifer Insurance	American Colonial	White Pine
2015:
Statutory capital and surplus	$30,637	$22,523	$17,452
RBC authorized control level	$5,390	$2,809	$2,978
Statutory net income (loss)	$387	$(2,278)	$784
RBC %	568.5%	801.8%	585.1%

	Conifer Insurance	American Colonial	White Pine
2014:
Statutory capital and surplus	$28,304	$24,461	$13,209
RBC authorized control level	$5,008	$1,460	$2,708
Statutory net income (loss)	$(2,777)	$(1,670)	$(58)
RBC %	565.1%	1,675.7%	487.7%

	Conifer Insurance	American Colonial	White Pine
2013:
Statutory capital and surplus	17,294	6,083	11,658
RBC authorized control level	3,812	1,331	3,596
Statutory net income (loss)	(4,755)	(1,721)	672
RBC %	452.0%	480.1%	320.0%

Dividend Restrictions
The state insurance statutes in which the Insurance Company Subsidiaries are domiciled limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to the Parent Company from its Insurance Company Subsidiaries during 2015 without regulatory approval was $1.7 million. However, state insurance regulators have broad powers and could refuse to permit the payment of dividends.

10.     Shareholders’ Equity
Common Stock
On August 18, 2015, the Company completed its IPO whereby it issued and sold 3,300,000 shares of common stock, which included 100,000 shares issued and sold to the Company’s Chief Executive Officer, at a public offering price of $10.50 per share. The Company received net proceeds of $30.4 million after deducting underwriting discounts and commissions of $2.4 million and other offering expenses of $1.8 million. A portion of the net proceeds was used to repay indebtedness, including accrued interest, under the Revolver of $17.0 million, repurchase outstanding shares of preferred stock and pay accrued preferred dividends, totaling $6.3 million.
Concurrent with the closing of the IPO, the Company closed on a private placement transaction as further discussed in Note ~ 11 Redeemable Preferred Stock.
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
As of December 31, 2015 and 2014, the Company had 7,644,492 and 3,995,013 issued and outstanding shares of common stock, respectively.
Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.
In 2014, the Company initiated two capital‑raising activities whereby shares of common stock were issued to third‑party investors, members of the board of directors, executive management and employees, along with their relatives. In the first half of 2014, the Company raised proceeds of $8,295 from the issuance of 682,349 shares of common stock at $12.16 per share. The common shares were issued to the respective parties as follows: 311,059 to third party investors, 49,348 to members of the board of directors, 203,969 to executive management and their relatives, and 117,973 to employees. In the second half of 2014, the Company raised proceeds of $20,179 from the issuance of 1,480,786 shares of common stock at $13.63 per share. The common shares were issued to the respective parties as follows: 82,895 to third party investors, 807,177 to members of the board of directors, and 590,714 to executive management and their relatives.
Preferred Stock
In early 2014, the Company issued 66,000 shares of preferred stock at $10.00 per share to certain third-party investors. On October 1, 2014, the then-outstanding shares of preferred stock were exchanged for shares of redeemable preferred stock. Refer to Note 11 ~ Redeemable Preferred Stock for further details.

11.     Redeemable Preferred Stock
At December 31, 2014, the Company had 60,600 shares of redeemable preferred stock outstanding. The shares of redeemable preferred stock were initially recorded at fair value and thereafter increased by accrued paid-in-kind dividends. The Company classified the shares of redeemable preferred stock within temporary equity on its consolidated balance sheet at December 31, 2014, due to its liquidation rights.
On March 25, 2015, the Company amended its articles of incorporation with the consent of more than 80% of the holders of the preferred stock and a majority of the holders of the common stock to restrict the liquidation rights to the liquidation, dissolution or winding up of the Company. It was previously more broadly defined. On the effective date of the modification, the Company reclassified the carrying amount of its redeemable preferred stock from temporary equity to permanent equity.
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
Following the closing of the Company’s IPO on August 18, 2015, the Company paid $6.3 million to holders of shares of preferred stock to repurchase such shares and for the payment of accrued dividends. Additionally, the Company issued 294,450 shares of common stock to former holders of the preferred stock for proceeds of $3.1 million. There are no shares of redeemable preferred stock outstanding after the closing of the IPO.

12. Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$1,158	$536
Other comprehensive income (loss) before reclassifications	(274)	1,107
Less: amounts reclassified from accumulated other comprehensive income (loss)	702	485
Net current period other comprehensive income (loss)	(976)	622
Balance at end of period	$182	$1,158

13. Earnings Per Share
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

	Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to Conifer	$64	$(6,935)	349
Preferred stock dividends	384	191	—
Paid-in-kind dividends	156	59	—
Deemed dividend on preferred stock	$—	$15	$—
Net income (loss) allocable to common shareholders	$(476)	$(7,200)	$349

Weighted average common shares, basic and diluted*	5,369,960	2,672,440	1,749,626

Earnings (loss) per share allocable to common, basic and diluted	$(0.09)	$(2.69)	$0.20
*    The non-vested shares of the restricted stock units were anti-dilutive as of December 31, 2015. Therefore, the basic and diluted weighted average common shares are equal as of December 31, 2015.

14.     Stock-based Compensation
In March 2015, the Company established the Conifer Holdings, Inc. 2015 Omnibus Incentive Plan (“2015 Plan”), which permits the granting of stock options, stock appreciation rights, restricted stock units and other stock-based awards. The 2015 Plan authorizes up to 1,377,000 shares of common stock for awards to be issued to employees, directors or consultants of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted.
On August 18, 2015, the Company issued an aggregate of 380,952 restricted stock units (“RSU”) to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.0 million on the date of grant. On November 3, 2015, the Company issued an additional 9,400 RSUs to executive officers and other employees. The total RSUs were valued at $90,000 on the date of grant. The grant-date fair value was determined using the fair value of the Company’s common stock as of the grant date. The awards vest in five annual installments, commencing on the first anniversary from the date of grant. The Company will expense the grant date fair value of the RSUs as compensation expense on a straight-line basis over the requisite service period. Upon vesting, each RSU will convert into one share of common stock. The unvested RSUs are subject to forfeiture in the event the employee is involuntarily or voluntarily terminated. If the employee is terminated by the Company for cause, the Company has the option to forfeit the terminated employees’ vested shares for no consideration and to cause the employee to have no further rights or interest in the vested RSUs.
The Company recorded $303,000 of compensation expense related to the RSUs for the year ended December 31, 2015. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of December 31, 2015 was $3.8 million.

15.     Related Party Transactions
Related Party Indebtedness
In December 2012, the Company entered into a short-term, unsecured note payable with an executive of the Company for $1.0 million. The note required quarterly interest-only payments at 12% per annum. The note was converted to equity of the Company in two separate transactions in which the common stock was valued at $12.16 per share. On January 31, 2014, the Company issued 41,126 shares of common stock in satisfaction of $500,000 of the note balance. The remaining note balance was satisfied through the issuance of 41,126 shares of common stock on June 30, 2014. Interest expense recorded on the note was $34,500 for the year ended December 31, 2014.
Other Family Relationships
In October 2015, the Company hired the brother of the chairman and chief executive officer, James G. Petcoff, as the president of a newly created managing general agency, Blue Spruce Underwriters. In this capacity, B. Matthew Petcoff leads a team of agents in writing business in the hospitality industry, focusing on quick-service restaurants. B. Matthew Petcoff earned $77,500 in base salary compensation for his services during 2015, received a $50,000 signing bonus and $67,000 worth of restricted stock units. The restricted stock units will vest in five equal increments beginning on the first anniversary of the grant date.
The Company employs Nicholas J. Petcoff as its Executive Vice President and a director and Andrew D. Petcoff as its Senior Vice President of Personal Lines; each of those individuals have been employed since 2009. They are the sons of the Company's Chairman and Chief Executive Officer, James G. Petcoff.

16. Employee Benefit Plans
In 2014, the Company established a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees. Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to 100% of their compensation on a pre‑tax basis, subject to statutory limits. The Company will match the employees’ contributions up to the first 4% of their compensation. The Company’s Plan expense amounted to $346,000 and $210,000 for the years ended December 31, 2015 and 2014, respectively.

17.     Commitments and Contingencies
Legal proceedings
The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the insurance policy at issue. We account for such activity through the establishment of unpaid losses and LAE reserves. In accordance with accounting guidance, if it is probable that a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets. Period expenses related to the defense of such claims are included in the accompanying consolidated statements of operations. On the basis of current information, the Company does not believe that there is a reasonable possibility that any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate.
Commitments
In 2010, the Company entered into an agreement with an unaffiliated party to design, develop, and implement a new policy administration, billing, and claims system for the Company. The scope of work and fee structure has changed over time.

Currently, the agreement requires a minimum monthly payment of $40,000 with a fee schedule that is scalable with the premium volume, and expires on July 1, 2018.
Operating leases
The Company leases administrative office facilities, including its corporate headquarters, and office equipment under operating leases that expire at various dates through 2024. The Company has the option to extend its corporate headquarters lease for two additional five‑year periods. The Company recognizes rent expense on a straight‑line basis over the term of the lease. Rent expense under the operating leases totaled $795,000 in 2015, $871,000 in 2014, and $342,000 in 2013.
In 2014, the Company terminated its lease for its previous corporate headquarters before the end of the lease term. The Company paid a termination fee of $280,000 to the property owner, which has been included in rent expense in 2014.
The future minimum rental payments under noncancelable operating leases as of December 31, 2015, are as follows (in thousands):

Amount
Years Ending December 31,
2016	$861
2017	797
2018	699
2019	547
2020	535
2021 and thereafter	2,093
Total future minimum rental payments	$5,532

18.     Segment Information
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
The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision-making group in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision-making group, comprised of key senior executives, reviews a number of financial measures including gross written premiums, net earned premiums and losses and LAE, net of reinsurance recoveries. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses include primarily compensation and related benefits for underwriting personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan and Pennsylvania. For the years ended December 31, 2015, 2014 and 2013, gross written premiums attributable to these three states were 56%, 61% and 52%, respectively, of the Company’s total gross written premiums.
The following table summarizes our net earned premiums:

	Net Earned Premium
	2015	2014	2013
Commercial	73%	62%	57%
Personal	27%	38%	43%
Total	100%	100%	100%
The following provides a description of the Company’s two insurance businesses and product offerings within these businesses:

•
Commercial lines—offers coverage for property, liability, automobile and other miscellaneous coverage primarily to owner-operated small and mid-sized businesses, professional organizations and hospitality businesses such as restaurants, bars and taverns. Included within commercial insurance business are the following key products:

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

•
Low-value dwelling (previously known as Midwest homeowners)—provides coverage for nonstandard homeowners insurance and dwelling fire insurance products (property and basic perils coverage only) located primarily in Indiana, Illinois and Texas.

•
Wind-exposed homeowners (previously known as Specialty homeowners)—provides coverage in niche homeowners markets that have special risk characteristics, including coastal exposure to wind, located in Florida, Hawaii and Texas.

•
Automobile—provides coverage for nonstandard private passenger automobile insurance policies for individuals located in Florida and Illinois. Both the Florida and Illinois books of nonstandard auto business are currently in run-off.

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

The following tables present information by reportable segment (dollars in thousands):

	Commercial Lines					Personal Lines
						Homeowners
Year Ended December 31, 2015	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$42,360	$10,584	$11,445	$3,808	$68,197	$7,208	$17,273	$1,072	$25,553	$—	$93,750
Net written premiums	$35,514	$9,050	$10,121	$3,472	$58,157	$5,900	$14,545	$1,072	$21,517	$—	$79,674
Net earned premiums	$30,271	$7,153	$8,241	$2,921	$48,586	$6,001	$9,533	$2,645	$18,179	$—	$66,765
Other income	333	741	25	—	1,099	260	117	112	489	79	1,667
Segment revenue	30,604	7,894	8,266	2,921	49,685	6,261	9,650	2,757	18,668	79	68,432
Loss and loss adjustment expenses, net	17,171	2,277	5,402	880	25,730	4,362	5,251	3,539	13,152	—	38,882
Policy acquisition costs	7,760	1,821	1,910	446	11,937	1,812	1,922	512	4,246	—	16,183
Operating expenses	3,215	964	487	317	4,983	963	971	1,371	3,305	6,518	14,806
Segment expenses	28,146	5,062	7,799	1,643	42,650	7,137	8,144	5,422	20,703	6,518	69,871
Segment underwriting gain (loss)	$2,458	$2,832	$467	$1,278	$7,035	$(876)	$1,506	$(2,665)	$(2,035)	$(6,439)	$(1,439)

Investment income										1,902	1,902
Net realized investment gains										285	285
Other gains										104	104
Interest expense										(769)	(769)
Income (loss) before income taxes										$(4,917)	$83

Selected Balance Sheet Data:
Deferred policy acquisition cost	$5,516	$1,343	$1,300	$242	$8,401	$1,382	$2,318	$1	$3,701	$—	$12,102
Unearned premiums	21,515	4,780	5,534	1,508	33,337	4,072	10,502	5	14,579	—	47,916
Loss and loss adjustment expense reserves	20,734	5,295	2,183	1,527	29,739	1,518	1,802	2,363	5,683	—	35,422

	Commercial Lines					Personal Lines
						Homeowners
Year Ended December 31, 2014	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$35,613	$7,745	$9,228	$2,470	$55,056	$8,080	$12,305	$8,406	$28,791	$—	$83,847
Net written premiums	$25,702	$5,892	$7,459	$1,905	$40,958	$6,835	$10,103	$8,403	$25,341	$—	$66,299
Net earned premiums	$24,246	$5,373	$4,564	$1,566	$35,749	$6,495	$3,651	$11,633	$21,779	$—	$57,528
Other income	766	129	23	—	918	340	2	562	904	(13)	1,809
Segment revenue	25,012	5,502	4,587	1,566	36,667	6,835	3,653	12,195	22,683	(13)	59,337
Loss and loss adjustment expenses, net	14,668	1,638	3,257	1,058	20,621	8,390	1,254	10,465	20,109	—	40,730
Policy acquisition costs	6,265	1,453	1,187	304	9,209	1,977	1,149	2,361	5,487	—	14,696
Operating expenses	3,330	671	366	199	4,566	380	328	1,745	2,453	5,120	12,139
Segment expenses	24,263	3,762	4,810	1,561	34,396	10,747	2,731	14,571	28,049	5,120	67,565
Segment underwriting gain (loss)	$749	$1,740	$(223)	$5	$2,271	$(3,912)	$922	$(2,376)	$(5,366)	$(5,133)	$(8,228)

Investment income										1,175	1,175
Net realized investment gains										417	417
Other gains										—	—
Interest expense										(584)	(584)
Income (loss) before income taxes										$(4,125)	$(7,220)

Selected Balance Sheet Data:
Deferred policy acquisition cost	$2,958	$549	$631	$109	$4,247	$789	$440	$203	$1,432	$—	$5,679
Unearned premiums	19,515	3,756	4,515	1,276	29,062	4,081	8,657	1,581	14,319	—	43,381
Loss and loss adjustment expense reserves	15,673	4,541	1,301	936	22,451	2,211	367	6,502	9,080	—	31,531

	Commercial Lines					Personal Lines
						Homeowners
Year Ended December 31, 2013	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$21,133	$4,485	$769	$934	$27,321	$6,250	$3,759	$6,757	$16,766	$—	$44,087
Net written premiums	$17,431	$4,027	$572	$603	$22,633	$5,223	$3,034	$6,758	$15,015	$—	$37,648
Net earned premiums	$11,699	$3,358	$678	$(15)	$15,720	$3,895	$1,153	$6,861	$11,909	$—	$27,629
Other income	305	43	9	—	357	338	—	59	397	80	834
Segment revenue	12,004	3,401	687	(15)	16,077	4,233	1,153	6,920	12,306	80	28,463
Loss and loss adjustment expenses, net	6,122	(1,008)	342	172	5,628	2,924	889	6,383	10,196	—	15,824
Policy acquisition costs	2,966	770	189	48	3,973	1,148	493	2,053	3,694	—	7,667
Operating expenses	3,714	776	170	205	4,865	370	161	167	698	3,598	9,161
Segment expenses	12,802	538	701	425	14,466	4,442	1,543	8,603	14,588	3,598	32,652
Segment underwriting gain (loss)	$(798)	$2,863	$(14)	$(440)	$1,611	$(209)	$(390)	$(1,683)	$(2,282)	$(3,518)	$(4,189)

Investment income										1,000	1,000
Net realized investment gains										299	299
Other gains										3,714	3,714
Interest expense										(541)	(541)
Income (loss) before income taxes										$954	$283

Selected Balance Sheet Data:
Deferred policy acquisition cost	$2,954	$514	$108	$92	$3,668	$874	$475	$730	$2,079	$—	$5,747
Unearned premiums	12,705	2,229	425	618	15,977	3,380	2,339	4,809	10,528	—	26,505
Loss and loss adjustment expense reserves	10,798	5,995	78	198	17,069	1,165	640	10,034	11,839	—	28,908

The Company discontinued offering and writing new policies on January 27, 2015, and ceased all writings by June 1, 2015, but will continue to service existing policies, pay claims and perform other administrative services as needed until the run-off of the claims on such policies is complete. In early 2014, the Company discontinued writing nonstandard personal automobile business in Illinois. The Company has no plans to provide or write this insurance coverage in the future. The personal automobile product line contributed $2.6 million, $11.6 million and $6.9 million to net earned premiums, and $2.7 million, $2.4 million and $1.7 million to the loss before income taxes for the years ended December 31, 2015, 2014 and 2013, respectively.
The decision to stop writing personal automobile policies is the result of the Company’s change in strategic positioning and its desire to increase its personal homeowners product line and pursue existing commercial line opportunities.

19. Quarterly Financial Data (Unaudited)
The following is a summary of quarterly results of operations for 2015 and 2014 (in thousands, except per share and ratio data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015:
Gross premiums written	$21,204	23,059	24,242	25,245
Net premiums written	$13,666	$15,942	$28,599	$21,467
Net premiums earned	$14,493	$15,115	$17,883	$19,274
Net investment income	486	469	505	442
Net realized gains	145	87	6	47
Other gains	—	—	104	—
Other income	489	480	523	175
Net losses and loss adjustment expenses	8,570	8,976	9,813	11,523
Policy acquisition costs	2,595	2,639	4,605	6,344
Operating expenses	3,692	3,619	3,325	4,170
Interest expense	244	239	181	105
Income tax (benefit) expense	—	48	(48)	48
Equity losses in affiliates, net of tax	—	—	—	(52)
Net income (loss)	$512	$630	$1,145	$(2,304)
Net income (loss) allocable to common shareholders	$250	$366	$1,212	$(2,304)
Diluted earnings (loss) per common share (1)	$0.06	$0.09	$0.21	$(0.30)
Combined ratio (2)	99.2%	97.7%	96.4%	113.3%

2014:
Gross premiums written	$17,667	19,001	18,912	28,267
Net premiums written	$16,709	$16,692	$16,217	$16,681
Net premiums earned	$12,675	$13,957	$14,571	$16,325
Net investment income	220	282	321	352
Net realized gains	91	81	94	151
Other income	532	505	387	385
Net losses and loss adjustment expenses	10,576	9,686	10,215	10,253
Policy acquisition costs	3,231	3,519	3,738	4,208
Operating expenses	2,894	3,213	3,433	2,599
Interest expense	129	123	108	224
Income tax (benefit) expense	(118)	(191)	131	(103)
Net income (loss)	$(3,194)	$(1,525)	$(2,252)	$32
Net income (loss) allocable to common shareholders	$(3,240)	$(1,552)	$(2,250)	$(158)
Diluted earnings (loss) per common share (1)	$(1.51)	$(0.66)	$(0.89)	$(0.04)
Combined ratio (2)	126.5%	113.5%	116.2%	102.1%
(1) Due to the changes in the equity structure of the Company (Note ~ 10 Shareholders' Equity) the weighted average common shares outstanding has fluctuated over the past two years and therefore the quarterly diluted earnings (loss) per common share does not total the full-year earning (loss) per common share stated on the face of the Consolidated Statements of Operations.
(2) The combined ratio is the sum of the loss ratio and the expense ratio. The loss ratio is the ratio, expressed as a percentage, of net losses and LAE to net earned premiums and other income. The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

20. Subsequent Events
On February 25, 2016, the Company announced its Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management is authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. Repurchases may be made from time to time, without prior notice. The Company may suspend or discontinue the program at any time.

Schedule II
Conifer Holding, Inc.
Condensed Financial Information of Registrant
Balance Sheets – Parent Company Only
(dollars in thousands)

	December 31,
	2015	2014

Assets
Investment in subsidiaries	$84,982	$75,692
Cash	2,529	1,150
Due from subsidiaries	1,096	175
Other assets	1,912	1,759
Total assets	$90,519	$78,776

Liabilities and Shareholders' Equity
Liabilities:
Senior debt	$12,750	$27,562
Accounts payable and accrued expenses	311	330
Other liabilities	196	606
Total liabilities	13,257	28,498

Redeemable preferred stock (0 and 1,000,000 shares authorized; 0 and 60,600 shares issued and outstanding, respectively)	—	6,119

Shareholders' equity:
Common stock, no par value (100,000,000 and 12,240,000 shares authorized; 7,644,492 and 3,995,013 issued and outstanding, respectively)	80,111	46,119
Accumulated deficit	(3,031)	(3,095)
Accumulated other comprehensive income	182	1,158
Total shareholders' equity attributable to Conifer	77,262	44,182
Noncontrolling interest	—	(23)
Total shareholders' equity	77,262	44,159
Total liabilities and shareholders' equity	$90,519	$78,776

Schedule II
Conifer Holding, Inc.
Condensed Financial Information of Registrant
Statements of Comprehensive Income (Loss) – Parent Company Only
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenue
Management fees from subsidiaries	$8,007	$8,100	$5,757
Other income	64	20	55
Total revenue	8,071	8,120	5,812

Expenses
Operating expenses	13,710	9,962	6,816
Interest expense	766	584	541
Total expenses	14,476	10,546	7,357

Income (loss) before equity in income (loss) of subsidiaries and income tax (benefit) expense	(6,405)	(2,426)	(1,545)
Income tax expense (benefit)	(1,025)	(77)	(88)
Income (loss) before equity in income (loss) of subsidiaries	(5,380)	(2,349)	(1,457)
Equity earnings (losses) in subsidiaries	5,363	(4,590)	1,737

Net income (loss)	(17)	(6,939)	280
Less net income (loss) attributable to noncontrolling interest	(81)	(4)	(69)
Net income (loss) attributable to Conifer	$64	$(6,935)	$349

Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	(976)	622	(694)
Total Comprehensive income (loss)	$(912)	$(6,313)	$(345)

Schedule II
Conifer Holding, Inc.
Condensed Financial Information of Registrant
Statement of Cash Flows – Parent Company Only
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(17)	$(6,939)	$280
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	321	287	243
Deferred income taxes	140	3	27
Equity in undistributed income (loss) of subsidiaries	(5,363)	4,590	(1,737)
Incentive awards expenses - vesting of RSU	303	—	—
Changes in operating assets and liabilities:
Changes in due from / payable to subsidiaries	(921)	(10)	706
Other assets	(396)	(92)	(164)
Accounts payable and accrued expenses	(20)	86	(270)
Other liabilities	(480)	(19)	487
Net cash used in operating activities	(6,433)	(2,094)	(428)
Cash Flows From Investing Activities
Contributions to subsidiaries	(7,500)	(46,006)	(1,317)
Dividends received from subsidiaries	2,700	500	1,000
Purchases of property and equipment	(146)	(434)	(230)
Net cash used in investing activities	(4,946)	(45,940)	(547)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	36,066	28,475	—
Issuance of shares of common stock to noncontrolling interest	—	—	50
Proceeds from issuance of shares of preferred stock	—	6,060	—
Repurchase of preferred stock	(6,275)	—	—
Borrowings under debt arrangements	4,400	18,500	1,350
Repayment of borrowings under debt arrangements	(19,212)	(4,075)	(250)
Dividends paid to preferred shareholders	(384)	(191)	—
Payment of offering costs	(1,837)	—	—
Net cash provided by financing activities	12,758	48,769	1,150
Net (decrease) increase in cash	1,379	735	175
Cash at beginning of period	1,150	415	240
Cash at end of period	$2,529	$1,150	$415

Supplemental Disclosure of Cash Flow Information:
Interest paid	$844	$510	$364
Non-cash dividend received from subsidiaries	400	—	—

Conifer Holding, Inc.
Condensed Financial Information of Registrant
Parent Company Only
Notes to Condensed Financial Statements

1. Accounting Policies
Organization
Conifer Holdings, Inc. (the “Parent”) is a Michigan‑based holding company organized for the purpose of managing its insurance entities. The Parent conducts its principal operations through these entities.
Basis of Presentation
The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of Conifer Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method. Under the equity method, the investment in subsidiaries is stated at cost plus contributions and equity in undistributed income (loss) of consolidated subsidiaries less dividends received since the date of acquisition.
The Parent’s operations consist of income earned from management and administrative services performed for the insurance entities pursuant to intercompany services agreements. These management and administrative services include providing management, marketing, offices and equipment, and premium collection, for which the insurance companies pay fees based on a percentage of gross premiums written. Also, the Parent receives commission income for performing agency services. The primary operating costs of the Parent include salaries and related costs of corporate personnel, including information technology, administrative expenses, and professional fees. The income received from the management and administrative services is used to meet debt service requirements and pay federal income taxes.
Estimates and Assumptions
Preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.
Dividends
The Parent received cash dividends from its subsidiaries of $2,700,000, $500,000 and $1,000,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Schedule V
Conifer Holding, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013
(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Deductions from Allowance Account	Balance at End of Period
Valuation for Deferred Tax Assets
2015	$6,917	$—	$(1,757)	$5,160
2014	4,634	2,283	—	6,917
2013	213	4,421	—	4,634

CONIFER HOLDINGS, INC.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K	September 30, 2015	3.1	August 28, 2015

3.2	Amended and Restated Bylaws of Conifer Holdings, Inc.	S-1A	September 30, 2015	3.4	July 30, 2015

10.1	Amended and Restated Credit Agreement dated as of September 29, 2014, between the Company and Comerica Bank, N.A.	S-1	December 30, 2014	10.1.1	July 2, 2015

10.2	First Amendment to Amended and Restated Credit Agreement and Waiver dated May 4, 2015, between the Company and Comerica Bank, N.A.	S-1	June 30, 2015	10.1.2	July 2, 2015

10.3	Second Amendment to Amended and Restated Credit Agreement dated June 29, 2015, between the Company and Comerica Bank, N.A.	S-1	June 30, 2015	10.1.3	July 30, 2015

10.4	Third Amendment to Amended and Restated Credit Agreement and Consent dated as of August 6, 2015 between the Company and Comerica Bank, N.A.	10-Q	June 30, 2015	10.1.3	September 14, 2015

10.5	Fourth Amendment to Amended and Restated Credit Agreement and Consent dated as of January 26, 2016 between the Company and Comerica Bank, N.A.					*

10.6	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated September 18, 2013, as amended	S-1		10.3	July 2, 2015

21.1	List of Subsidiaries of the Company	S-1		21.1	July 2, 2015

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Section 302 Certification — CEO					*

31.2	Section 302 Certification — CFO					*

32.1*	Section 906 Certification — CEO					*

32.2*	Section 906 Certification — CFO					*

101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONIFER HOLDINGS, INC.

By:	/s/ James G. Petcoff
James G. Petcoff
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold J. Meloche
Harold J. Meloche
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)
Dated: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Petcoff	Chairman and Chief Executive Officer	March 15, 2016
James G. Petcoff	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	March 15, 2016
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ Mark McCammon	Director	March 15, 2016
Mark McCammon

/s/ Nicholas J. Petcoff	Director	March 15, 2016
Nicholas J. Petcoff

/s/ Jorge Morales	Director	March 15, 2016
Jorge Morales

/s/ Richard J. Williams, Jr.	Director	March 15, 2016
Richard J. Williams, Jr.