Form 10-Q
period 2016-03-31
Conifer Holdings, Inc.
filed 2016-05-12
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of outstanding shares of the registrant’s common stock, no par value, as of May 10, 2016, was 7,595,635.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investment securities:
Fixed maturity securities, at fair value (amortized cost of $108,390 and $107,213, respectively)	$109,671	$107,093
Equity securities, at fair value (cost of $3,339 and $3,341, respectively)	4,380	4,240
Short-term investments, at fair value	5,142	6,391
Total investments	119,193	117,724

Cash	15,843	12,703
Premiums and agents' balances receivable, net	19,321	18,010
Receivable from affiliate	1,907	1,792
Reinsurance recoverables on unpaid losses	5,015	5,405
Reinsurance recoverables on paid losses	1,039	1,639
Ceded unearned premiums	3,988	3,483
Deferred policy acquisition costs	12,221	12,102
Other assets	5,497	5,069
Total assets	$184,024	$177,927

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$38,488	$35,422
Unearned premiums	49,763	47,916
Reinsurance premiums payable	1,369	1,069
Senior debt	13,250	12,750
Accounts payable and accrued expenses	3,768	2,758
Other liabilities	637	750
Total liabilities	107,275	100,665

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 7,610,659 and 7,644,492 issued and outstanding, respectively)	80,084	80,111
Accumulated deficit	(5,059)	(3,031)
Accumulated other comprehensive income	1,724	182
Total shareholders' equity	76,749	77,262
Total liabilities and shareholders' equity	$184,024	$177,927

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue
Premiums
Gross earned premiums	$23,546	$20,974
Ceded earned premiums	(3,437)	(6,481)
Net earned premiums	20,109	14,493
Net investment income	537	486
Net realized investment gains (losses)	(8)	145
Other income	245	489
Total revenue	20,883	15,613

Expenses
Losses and loss adjustment expenses, net	12,699	8,570
Policy acquisition costs	6,003	2,595
Operating expenses	4,139	3,692
Interest expense	157	244
Total expenses	22,998	15,101

Income (loss) before income taxes	(2,115)	512
Income tax (benefit) expense	—	—
Equity earnings (losses) of affiliates, net of tax	87	—

Net income (loss)	(2,028)	512
Less net income (loss) attributable to noncontrolling interest	—	49
Net income (loss) attributable to Conifer	$(2,028)	$463

Net income (loss) allocable to common shareholders	$(2,028)	$250

Earnings (loss) per common share, basic and diluted	$(0.27)	$0.06

Weighted average common shares outstanding, basic and diluted	7,638,780	4,040,872

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(2,028)	$512

Other comprehensive income (loss), net of tax:
Unrealized investment gains:
Unrealized investment gains during the period	1,459	703
Income tax expense (benefit)	—	—
Unrealized investment gains, net of tax	1,459	703

Less: reclassification adjustments to:
Net realized investment gains included in net income (loss)	(83)	217
Income tax expense	—	—
Total reclassifications included in net income (loss), net of tax	(83)	217

Other comprehensive income (loss)	1,542	486

Total comprehensive income (loss)	(486)	998
Less comprehensive (loss) income attributable to noncontrolling interest	—	49
Comprehensive income (loss) attributable to Conifer	$(486)	$949

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders' Equity (Unaudited)
(dollars in thousands)

	Redeemable Preferred Stock		Preferred Stock		No Par, Common Stock		Retained Earnings	Accumulated Other	Total Conifer Holdings
	Shares	Amount	Shares	Amount	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity	Noncontrolling Interest	Total Equity
Balances at December 31, 2014	60,600	$6,119	—	$—	3,995,013	$46,119	$(3,095)	$1,158	$44,182	$(23)	$44,159
Net income	—	—	—	—	—	—	463	—	463	49	512
Issuance of common stock (Pre IPO)*	—	—	—	—	55,029	750	—	—	750	—	750
Paid-in-kind dividends	—	61	—	—	—	(61)	—	—	(61)	—	(61)
Cash dividends paid on preferred stock	—	—	—	—	—	(152)	—	—	(152)	—	(152)
Reclassification of redeemable preferred stock to permanent equity	(60,600)	(6,180)	60,600	6,180	—	—	—	—	6,180	—	6,180
Other comprehensive loss	—	—	—	—	—	—	—	486	486	—	486
Balances at March 31, 2015	—	$—	60,600	$6,180	4,050,042	$46,656	$(2,632)	$1,644	$51,848	$26	$51,874
Net loss	—	—	—	—	—	—	(399)	—	(399)	(130)	(529)
Paid-in-kind dividends	—	—	—	95	—	(95)	—	—	—	—	—
Cash dividends paid on preferred stock	—	—	—	—	—	(232)	—	—	(232)	—	(232)
Issuance of common stock (IPO)*	—	—	—	—	3,300,000	32,224	—	—	32,224	—	32,224
IPO Expenses*	—	—	—	—	—	(1,837)	—	—	(1,837)	—	(1,837)
Repurchase of preferred stock	—	—	(60,600)	(6,275)	—	—	—	—	(6,275)	—	(6,275)
Issuance of common stock to former preferred stockholders	—	—	—	—	294,450	3,092	—	—	3,092	—	3,092
Vesting of RSU**	—	—	—	—	—	303	—	—	303	—	303
Deconsolidation of affiliate	—	—	—	—	—	—	—	—	—	104	104
Other comprehensive loss	—	—	—	—	—	—	—	(1,462)	(1,462)	—	(1,462)
Balances at December 31, 2015	—	$—	—	$—	7,644,492	$80,111	$(3,031)	$182	$77,262	$—	$77,262
Net loss	—	—	—	—	—	—	(2,028)	—	(2,028)	—	(2,028)
Repurchase of common stock	—	—	—	—	(33,833)	(231)	—	—	(231)	—	(231)
Vesting of RSU**	—	—	—	—	—	204	—	—	204	—	204
Other comprehensive income	—	—	—	—	—	—	—	1,542	1,542	—	1,542
Balances at March 31, 2016	—	$—	—	$—	7,610,659	$80,084	$(5,059)	$1,724	$76,749	$—	$76,749

* "IPO" - initial public offering
** "RSU" - restricted stock units

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(2,028)	$512
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment, and intangibles	92	101
Amortization of bond premium and discount, net	148	125
(Gains) losses on investments	8	(145)
Incentive awards expenses - vesting of RSU	204	—
Other	(87)	2
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances receivable	(1,426)	1,552
Reinsurance recoverables	990	(1,675)
Ceded unearned premiums	(505)	(1,057)
Deferred policy acquisition costs	(119)	(441)
Other assets	(411)	(20)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	3,066	1,456
Unearned premiums	1,847	231
Reinsurance premiums payable	300	(2,666)
Accounts payable and accrued expenses	1,010	996
Other liabilities	(113)	(402)
Net cash provided by (used in) operating activities	2,976	(1,431)
Cash Flows From Investing Activities
Purchase of investments:
Fixed maturity securities	(5,979)	(13,469)
Equity securities	(434)	(439)
Short-term investments	(11,842)	(19,393)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities	2,505	1,103
Proceeds from sales of investments:
Fixed maturity securities	2,157	1,926
Equity securities	418	359
Short-term investments	13,091	30,816
Purchases of property and equipment	(21)	(39)
Net cash provided by (used in) investing activities	(105)	864
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	750
Repurchase of common stock	(231)	—
Borrowings under debt arrangements	1,000	900
Repayment of borrowings under debt arrangements	(500)	(250)
Payment of offering costs	—	(140)
Net cash provided by financing activities	269	1,260
Net increase in cash	3,140	693
Cash at beginning of period	12,703	18,488
Cash at end of period	$15,843	$19,181

Supplemental Disclosure of Cash Flow Information:
Interest paid	$98	$233
Net income taxes paid	—	—
Dividends declared but not paid at end of the period	—	152
Paid-in-kind interest	—	61

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.     Summary of Significant Accounting Policies
 Basis of Presentation and Management Representation
 The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), American Colonial Insurance Company ("ACIC"), American Colonial Insurance Services ("ACIS") and Sycamore Insurance Agency, Inc ("SIA"). CIC, WPIC, RCIC and ACIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc. is referred to as the "Parent Company."
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. The Company has applied the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results expected for the year ended December 31, 2016.
These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016.
 Business
The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into two types of insurance businesses: commercial lines and personal lines. The Company underwrites a variety of specialty insurance products, including property, general liability, commercial multi-peril, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in all 50 states in the United States. The Company’s corporate headquarters is located in Birmingham, Michigan with additional office facilities in Florida, Texas, Pennsylvania and Tennessee.
 The Company discontinued offering nonstandard personal automobile policies in the first half of 2015. The Company will continue to pay claims and perform other administrative services until existing policies expire and all claims are paid (a process referred to as “run-off”). The run-off is expected to be substantially complete by the end of 2016.
Initial Public Offering
In August 2015, the Company completed its initial public offering (“IPO”) whereby it issued and sold 3,300,000 shares of common stock, which included 100,000 shares issued and sold to the Company’s Chief Executive Officer, at a public offering price of $10.50 per share. Refer to Note 8 ~ Shareholders’ Equity for further details.
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
2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31, 2016
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$4,645	$64	$(2)	$4,707
State and local government	14,058	606	(1)	14,663
Corporate debt	40,191	454	(333)	40,312
Commercial mortgage-backed and other asset-backed	49,496	530	(37)	49,989
Total fixed maturity securities available for sale	108,390	1,654	(373)	109,671
Equity Securities:
Common stocks - Public Utilities	190	46	—	236
Common stocks - Banks, Trusts and Insurance Companies	523	157	(8)	672
Common stocks - Industrial, miscellaneous and all other	2,626	899	(53)	3,472
Total equity securities available for sale	3,339	1,102	(61)	4,380
Total securities available for sale	$111,729	$2,756	$(434)	$114,051

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$5,474	$47	$(13)	$5,508
State and local government	14,391	398	(6)	14,783
Corporate debt	39,183	84	(483)	38,784
Commercial mortgage-backed and other asset-backed	48,165	164	(311)	48,018
Total fixed maturity securities available for sale	107,213	693	(813)	107,093
Equity Securities:
Common stocks - Public Utilities	122	20	(1)	141
Common stocks - Banks, Trusts and Insurance Companies	503	150	(7)	646
Common stocks - Industrial, miscellaneous and all other	2,716	836	(99)	3,453
Total equity securities available for sale	3,341	1,006	(107)	4,240
Total securities available for sale	$110,554	$1,699	$(920)	$111,333
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	March 31, 2016
	Less than 12 months			Greater than 12 months			Total
	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	2	$1,330	$(1)	2	$685	$(1)	4	$2,015	$(2)
State and local government	3	499	(1)	—	—	—	3	499	(1)
Corporate debt	22	8,736	(304)	10	3,251	(29)	32	11,987	(333)
Commercial mortgage and asset-backed	10	3,667	(7)	9	4,255	(30)	19	7,922	(37)
Total fixed maturity securities available for sale	37	14,232	(313)	21	8,191	(60)	58	22,423	(373)
Equity Securities:
Common stock	25	523	(49)	2	76	(12)	27	599	(61)
Total equity securities available for sale	25	523	(49)	2	76	(12)	27	599	(61)
Total securities	62	$14,755	$(362)	23	$8,267	$(72)	85	$23,022	$(434)

	December 31, 2015
	Less than 12 months			Greater than 12 months			Total
	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	7	$2,580	$(7)	2	$679	$(6)	9	$3,259	$(13)
State and local government	8	2,688	(6)	—	—	—	8	2,688	(6)
Corporate debt	80	21,760	(438)	12	3,618	(45)	92	25,378	(483)
Commercial mortgage and asset-backed	67	32,539	(258)	5	2,175	(53)	72	34,714	(311)
Total fixed maturity securities available for sale	162	59,567	(709)	19	6,472	(104)	181	66,039	(813)
Equity Securities:
Common stock	86	782	(72)	3	79	(35)	89	861	(107)
Total equity securities available for sale	86	782	(72)	3	79	(35)	89	861	(107)
Total securities	248	$60,349	$(781)	22	$6,551	$(139)	270	$66,900	$(920)
 The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit related OTTI loss, nor recognize a non-credit related OTTI loss in other comprehensive income for the three months ended March 31, 2016 and 2015.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Fixed maturity securities	$586	$531
Equity securities	26	23
Cash and short-term investments	2	2
Total investment income	614	556
Investment expenses	(77)	(70)
Net investment income	$537	$486

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities, as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Fixed maturity securities:
Gross realized gains	$16	$68
Gross realized losses	(6)	(3)
Total fixed maturity securities	10	65
Equity securities:
Gross realized gains	56	99
Gross realized losses	(74)	(19)
Total equity securities	(18)	80
Total realized gains (losses)	$(8)	$145
 Proceeds from the sales of debt and equity securities available for sale were $2.6 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.
 The table below summarizes the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at March 31, 2016. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,018	$6,028
Due after one year through five years	35,972	36,293
Due after five years through ten years	8,791	9,033
Due after ten years	8,113	8,328
Securities with contractual maturities	58,894	59,682
Commercial mortgage and asset backed	49,496	49,989
Total Fixed maturity securities	$108,390	$109,671
 At March 31, 2016 and December 31, 2015, the insurance companies had an aggregate of $9.6 million and $8.9 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$4,707	$—	$4,707	$—
State and local government	14,663	—	14,663	—
Corporate debt	40,312	—	40,312	—
Commercial mortgage-backed and other asset-backed	49,989	—	49,989	—
Total fixed maturity securities	109,671	—	109,671	—
Equity Securities, common stock	4,380	4,380	—	—
Short-term investments	5,142	5,142	—	—
Total assets measured at fair value	$119,193	$9,522	$109,671	$—

Liabilities:
Senior debt*	$13,250	$—	$13,250	$—
Total Liabilities measured at fair value	$13,250	$—	$13,250	$—
 * Carried at cost or amortized cost on the consolidated balance sheet

	December 31, 2015
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,508	$—	$5,508	$—
State and local government	14,783	—	14,783	—
Corporate debt	38,784	—	38,784	—
Commercial mortgage-backed and other asset-backed	48,018	—	48,018	—
Total fixed maturity securities	107,093	—	107,093	—
Equity Securities, common stock	4,240	4,240	—	—
Short-term investments	6,391	6,391	—	—
Total assets measured at fair value	$117,724	$10,631	$107,093	$—

Liabilities:
Senior debt*	$12,750	$—	$12,750	$—
Total Liabilities measured at fair value	$12,750	$—	$12,750	$—
 * Carried at cost or amortized cost on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 8.0% of the fair value of the total investment portfolio as of March 31, 2016.
Level 2 investments include fixed maturity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 92.0% of the fair value of the total investment portfolio as of March 31, 2016.
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
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2016 and 2015, respectively.
4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three months ended March 31, 2016 and 2015. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$12,102	$5,679

Deferred policy acquisition costs	6,122	3,036
Amortization of policy acquisition costs	(6,003)	(2,595)
Net change	119	441

Balance at end of period	$12,221	$6,120

5.     Unpaid Losses and Loss Adjustment Expenses
 The Company establishes reserves for unpaid losses and loss adjustment expenses ("LAE") which represent the estimated ultimate cost of all losses incurred that were both reported and unreported (i.e., incurred but not yet reported losses; or “IBNR”) and LAE incurred that remain unpaid at the balance sheet date. The Company’s reserving process takes into account known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.
 Reserves are estimates of unpaid portions of losses that have occurred, including IBNR losses, therefore the establishment of appropriate reserves is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in reserve estimates, which may be material, are reported in the results of operations in the period such changes are determined to be needed and recorded.
  Management believes that the reserve for losses and LAE, net of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the consolidated financial statements based on available facts and in accordance with applicable laws and regulations.
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Gross reserves - beginning of period	$35,422	$31,531
Less: reinsurance recoverables on unpaid losses	5,405	3,224
Net reserves - beginning of period	30,017	28,307

Add: incurred losses and LAE, net of reinsurance:
Current period	11,112	8,535
Prior period	1,587	35
Total net incurred losses and LAE	12,699	8,570

Deduct: loss and LAE payments, net of reinsurance:
Current period	1,999	1,765
Prior period	7,244	6,715
Total net loss and LAE payments	9,243	8,480

Net reserves - end of period	33,473	28,397
Plus: reinsurance recoverables on unpaid losses	5,015	4,590
Gross reserves - end of period	$38,488	$32,987
The Company’s incurred losses during the three months ended March 31, 2016 include prior-year adverse reserve development of $1.6 million. The adverse development was generated by the Florida homeowners, personal automobile, and commercial automobile lines, totaling $758,000, $547,000, and $858,000, respectively. This adverse development was partially offset by favorable development of $271,000 and $253,000 in commercial multi-peril and workers compensation lines, respectively.
The Company’s incurred losses during the three months ended March 31, 2015, reflect prior-year adverse reserve development of $35,000. The adverse development was generated primarily by adverse development in the commercial and personal automobile lines of $195,000 and $69,000, respectively, which was partially offset by favorable development of $207,000 in the workers compensation line.
6.     Reinsurance
In the normal course of business, the Company seeks to minimize the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. The Company participates in reinsurance agreements in order to limit its loss exposure including protecting against catastrophe losses. The Company primarily ceded all specific risks in excess of $500,000 in both 2016 and 2015. Reinsurance does not discharge the direct insurer from liability to its policyholder. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables.
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
The following table presents the effects of such reinsurance and assumption transactions on premiums, and losses and LAE (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Written premiums:
Direct	$21,600	$21,119
Assumed	3,793	85
Ceded	(3,343)	(7,538)
Net written premiums	$22,050	$13,666

Earned premiums:
Direct	$22,241	$19,301
Assumed	1,305	1,673
Ceded	(3,437)	(6,481)
Net earned premiums	$20,109	$14,493

Losses and LAE:
Direct	$13,939	$9,652
Assumed	909	794
Ceded	(2,149)	(1,876)
Net Losses and LAE	$12,699	$8,570

7.     Senior Debt
 The Company's senior debt facility ("Credit Facility") is comprised of three notes: a $17.5 million revolving line of credit ("Revolver"); a $5.0 million five-year term note ("Term Note") which commenced in October 2013; and a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"). A summary of the outstanding senior debt is as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Revolver	$4,500	$3,500
Term Note	2,500	2,750
2014 Term Note	6,250	6,500
Total	$13,250	$12,750
 The undrawn portion of the Revolver was $13.0 million as of March 31, 2016, and is available to finance working capital, fund other general corporate purposes and provide surplus contributions to the Company's Insurance Company Subsidiaries to support premium growth or strategic acquisitions.
The Credit Facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums-to-capital and surplus ratios, fixed-charge coverage ratio, risk-based capital ratios, and A.M. Best ratings of its Insurance Company Subsidiaries. At March 31, 2016, the Company was in compliance with all of its Credit Facility financial covenants.
8.     Shareholders’ Equity
 On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management is authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. Repurchases may be made from time to time, without prior notice. The Company may suspend or discontinue the program at any time. As of March 31, 2016, the Company had repurchased 33,833 shares of stock valued at approximately $231,000.

9. Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$182	$1,158
Other comprehensive income before reclassifications	1,459	703
Amounts reclassified from accumulated other comprehensive income (loss)	83	(217)
Net current period other comprehensive income (loss)	1,542	486
Balance at end of period	$1,724	$1,644
10. Earnings Per Share
 Basic and diluted earnings (loss) per share are computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding during the period. The dividends on preferred stock and other gains are deducted from the net income to arrive at net income allocable to common shareholders. In the period of a net loss, the dividends on preferred stock are added to the net loss to arrive at net loss allocable to common shareholders. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to Conifer	$(2,028)	$463
Preferred stock dividends	—	152
Paid-in-kind dividends	—	61
Net income (loss) allocable to common shareholders	$(2,028)	$250

Weighted average common shares, basic and diluted*	7,638,780	4,040,872

Earnings (loss) per share allocable to common, basic and diluted	$(0.27)	$0.06
* The nonvested shares of the restricted stock units were anti-dilutive as of March 31, 2016. Therefore, the basic and and diluted weighted average common shares are equal as of March 31, 2016.
11.     Stock-based Compensation

In 2015, the Company issued 390,352 restricted stock units (“RSU”) to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.1 million on the date of grant. The Company recorded $204,000 of compensation expense related to the RSUs for the three months ended March 31, 2016. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of March 31, 2016 was $3.6 million.

12.     Commitments and Contingencies
 Legal proceedings
 The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the insurance policy at issue. On the basis of current information, the Company does not believe that there is a reasonable possibility that any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject, either individually, or in the aggregate.
13.     Segment Information
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
 The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision-making group in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision-making group, comprised of key senior executives, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and other underwriting and operating expenses of the operating segments. Other underwriting and operating expenses primarily include compensation and related benefits for underwriting personnel, licensing of policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Pennsylvania and Texas. For the three months ended March 31, 2016 and 2015, gross written premiums attributable to these four states were 70% and 69%, respectively, of the Company’s total gross written premiums.
The commercial lines and personal lines accounted for approximately 76% and 24%, respectively, of net earned premiums for the three months ended March 31, 2016, and approximately 65% and 35%, respectively, of net earned premiums for the three months ended March 31, 2015. Other income includes installment and policy fees charged to policyholders and commission income from third party insurers on policies written through our agencies relating to our product lines.
 The following provides a description of the Company’s two insurance businesses and product offerings within these businesses:

•
Commercial lines—offers coverage for property, liability, automobile and other miscellaneous coverage primarily to owner-operated small and mid-sized businesses, professional organizations and hospitality businesses such as restaurants, bars and taverns. Included within commercial insurance business are the following key products:

•	Commercial multi-peril (“CMP”)—provides property and liability coverages in a package to the policyholder.

•	Other liability—provides coverage for general liability and liquor liability on an individual policy.

•	Automobile—provides coverage for commercial automobiles for businesses that supply to their employees company-owned vehicles.

•	Other—primarily includes workers’ compensation coverage in narrowly selected areas.

•	Personal lines—offers coverage for low-value dwelling, wind-exposed homeowners and automobile. Included within personal insurance business are the following key products:

•
Low-value dwelling—provides coverage for nonstandard homeowners insurance and dwelling fire insurance products (property and basic perils coverage only) located primarily in Indiana, Illinois and Texas.

•	Wind-exposed homeowners—provides coverage in niche homeowners markets that have special risk characteristics, including coastal exposure to wind, located primarily in Florida, Hawaii and Texas.

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
The following tables present information by reportable segment (dollars in thousands):

	Commercial Lines					Personal Lines
						Homeowners
Three Months Ended March 31, 2016	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$12,121	$3,400	$2,531	$1,092	$19,144	$2,311	$3,937	$1	$6,249	$—	$25,393
Net written premiums	$10,599	$3,084	$2,265	$1,038	$16,986	$2,031	$3,032	$1	$5,064	$—	$22,050
Net earned premiums	$9,438	$2,357	$2,588	$896	$15,279	$1,761	$3,067	$2	$4,830	$—	$20,109
Other income	60	33	5	—	98	112	20	—	132	15	245
Segment revenue	9,498	2,390	2,593	896	15,377	1,873	3,087	2	4,962	15	20,354
Loss and loss adjustment expenses, net	4,402	1,489	2,498	246	8,635	1,140	2,378	546	4,064	—	12,699
Policy acquisition costs	2,843	732	661	152	4,388	582	1,033	—	1,615	—	6,003
Operating expenses	1,247	249	131	107	1,734	355	282	32	669	1,736	4,139
Segment expenses	8,492	2,470	3,290	505	14,757	2,077	3,693	578	6,348	1,736	22,841
Segment underwriting gain (loss)	$1,006	$(80)	$(697)	$391	$620	$(204)	$(606)	$(576)	$(1,386)	$(1,721)	$(2,487)

Investment income										537	537
Net realized investment gains (losses)										(8)	(8)
Interest expense										(157)	(157)
Income (loss) before income taxes										$(1,349)	$(2,115)

	Commercial Lines					Personal Lines
						Homeowners
Three Months Ended March 31, 2015	CMP	Other Liability	Auto	Other	Total	Low-value Dwelling	Wind- exposed	Auto	Total	Corporate & Other	Total
Gross written premiums	$9,662	$2,298	$2,676	$1,106	$15,742	$1,588	$3,067	$807	$5,462	$—	$21,204
Net written premiums	$5,818	$1,426	$1,815	$795	$9,854	$1,011	$1,994	$807	$3,812	$—	$13,666
Net earned premiums	$6,126	$1,222	$1,610	$530	$9,488	$1,488	$2,095	$1,422	$5,005	$—	$14,493
Other income	306	38	5	—	349	63	9	56	128	12	489
Segment revenue	6,432	1,260	1,615	530	9,837	1,551	2,104	1,478	5,133	12	14,982
Loss and loss adjustment expenses, net	3,780	454	1,065	18	5,317	872	882	1,499	3,253	—	8,570
Policy acquisition costs	1,119	208	330	81	1,738	394	225	238	857	—	2,595
Operating expenses	1,032	254	114	72	1,472	101	115	197	413	1,807	3,692
Segment expenses	5,931	916	1,509	171	8,527	1,367	1,222	1,934	4,523	1,807	14,857
Segment underwriting gain (loss)	$501	$344	$106	$359	$1,310	$184	$882	$(456)	$610	$(1,795)	$125

Investment income										486	486
Net realized investment gains (losses)										145	145
Interest expense										(244)	(244)
Income (loss) before income taxes										$(1,408)	$512

The Company discontinued offering non-standard personal automobile policies in the first half of 2015, but will continue to pay claims and perform other administrative services as needed until the run-off of the claims on such policies is complete. No premiums were written or earned in the non-standard personal automobile line in 2016. The decision to stop writing non-standard personal automobile policies was the result of the Company’s change in strategic positioning and its desire to increase its personal homeowners product line and pursue existing commercial line opportunities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods ended March 31, 2016 and 2015

The following Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our annual form 10-K, filed on March 15, 2016 with the U. S. Securities and Exchange Commission (“SEC”).
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
The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 15, 2016 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.
Business Overview
We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, we are licensed to write insurance as an admitted carrier in 29 states and we offer our insurance products in all 50 states.
Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income and other income which mainly consists of installment fees and policy issuance fees generally related to the policies we write and commission income from SIA's 50% owned insurance agency in South Carolina (the "Affiliate"). The Affiliate places small commercial risks mainly for alarm and security guard markets.
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
Through our personal insurance lines, we offer nonstandard homeowners insurance and dwelling fire insurance products ("low-value dwelling") to individuals in four states. Our low-value dwelling insurance line is comprised of dwelling insurance tailored for owners of lower valued homes, which is currently offered in Illinois, Indiana, Texas and Louisiana. Our wind-exposed homeowners line includes homeowners coverage exposed to hurricanes and other significant wind perils to underserved homeowners in Florida, Hawaii, and Texas.
Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016.

Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP (accounting principles generally accepted in the United States -“GAAP”) measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $69.9 million and $71.2 million at March 31, 2016 and December 31, 2015, respectively.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share amounts)
Net income (loss) allocable to common shareholders	$(2,028)	$250
Net realized gains (losses), net of tax	(8)	145
Net operating income (loss) allocable to common shareholders	$(2,020)	$105
Weighted average common shares basic and diluted	7,638,780	4,040,872
Basic and diluted income (loss) per common share:
Net income (loss) per share	$(0.27)	$0.06
Net realized gains, net of tax, per share	—	0.04
Net operating income (loss) per share	$(0.27)	$0.02

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

Executive Overview
The Company reported a net loss of $2.0 million for the three months ended March 31, 2016, compared to net income of $512,000 for the same period in 2015.
Net loss allocable to common shareholders was $2.0 million, or $0.27 per share, for the three months ended March 31, 2016, compared to net income of $250,000, or $0.06 per share, for the same periods in 2015.

Operating loss allocable to common shareholders was $2.0 million, or $0.27 per share, for the three months ended March 31, 2016. This compares to operating income allocable to common shareholders of $105,000, or $0.02 per share, for the same period in 2015.
Our combined ratio was 112.2% for the three months ended March 31, 2016, compared to 99.2% for the same period in 2015.
The loss for the three months ended March 31, 2016 was largely attributable to management's decision to strengthen reserves in our personal automobile, commercial automobile and Florida homeowners businesses. In addition, the increase in expenses was due to the hiring of new underwriting personnel in commercial and personal lines, and other incremental hiring and infrastructure investments necessary to support the Company’s growth and public company status.
Our premium results for the three months ended March 31, 2016, reflect the continued expansion of our commercial lines and repositioning of our personal lines. Our commercial lines gross written premiums organically grew by 21.6% in the three months ended March 31, 2016, as compared to the same period in 2015. In addition, our personal lines gross written premiums grew 14.4% for the three months ended March 31, 2016, compared to the same period in 2015. The increase in the first quarter was generated from the Company's expansion in the hospitality, security services, low-value dwelling and wind-exposed homeowners lines of business.
Results of Operations For The Three Months Ended March 31, 2016 and 2015
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Gross written premiums	$25,393	$21,204	$4,189	19.8%
Net written premiums	$22,050	$13,666	$8,384	61.3%
Net earned premiums	$20,109	$14,493	$5,616	38.7%
Other income	245	489	(244)	(49.9)%
Losses and loss adjustment expenses, net	12,699	8,570	4,129	48.2%
Policy acquisition costs	6,003	2,595	3,408	131.3%
Operating expenses	4,139	3,692	447	12.1%
Underwriting gain (loss)	(2,487)	125	(2,612)	*
Net investment income	537	486	51	10.5%
Net realized investment gains (losses)	(8)	145	(153)	(105.5)%
Interest expense	157	244	(87)	(35.7)%
Income (loss) before equity earnings in affiliate and income taxes	(2,115)	512	(2,627)	*
Equity earnings (losses) of affiliates, net of tax	87	—	87	*
Income tax expense (benefit)	—	—	—	*
Net income (loss)	$(2,028)	$512	$(2,540)	*

Underwriting Ratios:
Loss ratio (1)	62.4%	57.2%
Expense ratio (2)	49.8%	42.0%
Combined ratio (3)	112.2%	99.2%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*Percentage change is not meaningful

Premiums
Earned premiums are earned ratably over the term of the policy, whereas written premiums are reflected on the effective date of the policy. All commercial lines and homeowners products have annual policies, under which premiums are earned evenly over one year. The resulting net earned premiums are impacted by the gross and ceded written premiums, earned ratably over time.
Our premiums are presented below for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Gross written premiums
Commercial lines	$19,144	$15,742	$3,402	21.6%
Personal lines	6,249	5,462	787	14.4%
Total	$25,393	$21,204	$4,189	19.8%

Net written premiums
Commercial lines	$16,986	$9,854	$7,132	72.4%
Personal lines	5,064	3,812	1,252	32.8%
Total	$22,050	$13,666	$8,384	61.3%

Net Earned premiums
Commercial lines	$15,279	$9,488	$5,791	61.0%
Personal lines	4,830	5,005	(175)	(3.5)%
Total	$20,109	$14,493	$5,616	38.7%

Gross written premiums increased $4.2 million, or 19.8%, to $25.4 million for the three months ended March 31, 2016, as compared to $21.2 million for the same period in 2015. The increase was driven by continued growth in both our commercial and personal lines business which reflects the execution of our growth initiatives in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.
 Commercial lines gross written premiums increased $3.4 million, or 21.6%, to $19.1 million in the first quarter of 2016, as compared to $15.7 million for the first quarter of 2015. This increase was primarily driven by the commercial multi-peril and other liability business which grew 25.5% and 48.0%, respectively, compared to the same period in 2015.
 Personal lines gross written premiums increased $787,000, or 14.4%, to $6.2 million in the first quarter of 2016, as compared to $5.5 million for the same period in 2015. The increase was driven by our low-value dwelling and wind-exposed homeowners business which grew 45.5% and 28.4%, respectively, compared to the same period in 2015. The growth in these lines was partially offset by a reduction in gross written premiums in the personal automobile business which is in run-off.
 Net written premiums increased $8.4 million, or 61.3%, to $22.1 million for the three months ended March 31, 2016, as compared to $13.7 million for the same period in 2015. This increase was driven by the growth in the gross written premiums as well as the termination of a quota share reinsurance agreement which occurred on August 1, 2015. The quota share arrangement was terminated as management determined the Company no longer needed the leverage support of this reinsurance arrangement due to the added capital raised from the IPO. Excluding the 2015 impact of the quota share reinsurance the net written premiums for the three months ended March 31, 2016, net written premiums increased $3.6 million, or 19.2%, compared to the same period in 2015. This result is consistent with the 19.8% increase in gross written premiums.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended March 31, 2016 decreased $244,000, or 49.9%, to $245,000 as compared to $489,000 for the same period in 2015. The decrease was due to the deconsolidation of the Affiliate.
Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended March 31, 2016 and 2015 (dollars in thousands).

Three Months Ended March 31, 2016	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$8,279	$2,832	$11,111
Net (favorable) adverse development	356	1,232	1,588
Calendar year net loss and LAE	$8,635	$4,064	$12,699

Accident year loss ratio	53.8%	57.1%	54.6%
Net (favorable) adverse development	2.3%	24.8%	7.8%
Calendar year loss ratio	56.1%	81.9%	62.4%

Three Months Ended March 31, 2015	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$5,374	$3,161	$8,535
Net (favorable) adverse development	(57)	92	35
Calendar year net loss and LAE	$5,317	$3,253	$8,570

Accident year loss ratio	54.6%	61.6%	57.0%
Net (favorable) adverse development	(0.5)%	1.8%	0.2%
Calendar year loss ratio	54.1%	63.4%	57.2%

Net losses and LAE increased by $4.1 million, or 48.2%, for the three months ended March 31, 2016, as compared to the same period in 2015. The calendar year loss ratios were 62.4% and 57.2% for the three months ended March 31, 2016 and 2015, respectively. The 5.2 percentage point increase in our loss ratio was primarily attributable to the reserve strengthening in our commercial automobile, Florida homeowners business, and personal automobile lines.
Overall reserve development on prior accident years in the first quarter of 2016 was $1.6 million of adverse development, or 7.8 percentage points on the loss ratio. In the first quarter of 2016, there was $858,000, $840,000, and $547,000 of adverse reserve development in the commercial automobile, wind-exposed homeowners and personal automobile lines, respectively. This adverse development was partially offset by $271,000 and $253,000 of favorable reserve development in the commercial multi-peril and worker's compensation lines, respectively.
Total reserve development on prior accident years in the first quarter of 2015 was slightly adverse by $35,000, or 0.2 percentage points.
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
The table below provides the expense ratio by major component.

	Three Months Ended March 31,
	2016	2015
Commercial Lines
Policy acquisition costs	28.5%	17.7%
Operating expenses	11.3%	15.0%
Total	39.8%	32.7%

Personal Lines
Policy acquisition costs	32.5%	16.7%
Operating expenses	13.5%	8.0%
Total	46.0%	24.7%

Corporate and Other
Operating expenses	8.5%	12.1%
Total	8.5%	12.1%

Consolidated
Policy acquisition costs	29.5%	17.3%
Operating expenses	20.3%	24.7%
Total	49.8%	42.0%
 Our expense ratio increased 7.8 percentage points in the three months ended March 31, 2016, as compared to the same period in 2015. The increase in expenses was mainly due to the hiring of new underwriting managers in commercial and personal lines, and other incremental hiring and infrastructure investments necessary to support the Company’s growth and public company status.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended March 31, 2016 and 2015, the percentage of policy acquisition costs to net earned premiums and other income were approximately 29.5% and 17.3%, respectively. The increase in the policy acquisition cost ratio was primarily driven by the termination of the 25% quota share reinsurance arrangement in which we received a 37% ceding commission on the ceded premiums. The ceding commission reduced commission expense included in policy acquisition costs for the first quarter of 2015. Because the ceding commission did not exist in 2016 the acquisitions cost ratio was higher for the first quarter of 2016.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 20.3% and 24.7% for the three months ended March 31, 2016 and 2015, respectively. The most significant change driving the reduction in the operating expense ratio was the elimination of the quota share arrangement, which lowered net earned premium in the first quarter of 2015 and generated a higher operating expense ratio for the first quarter of 2015.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Commercial Lines
Commercial multi-peril	$1,006	$501	$505	100.8%
Other liability	(80)	344	(424)	(123.3)%
Commercial automobile	(697)	106	(803)	*
Other	391	359	32	8.9%
Total	$620	$1,310	$(690)	(52.7)%

Personal Lines
Low-value dwelling	$(204)	$184	$(388)	*
Wind-exposed homeowners	(606)	882	(1,488)	*
Personal automobile	(576)	(456)	(120)	26.3%
Total	$(1,386)	$610	$(1,996)	*

Corporate and Other	(1,721)	(1,795)	74	(4.1)%
Total	$(2,487)	$125	$(2,612)	*
* Percentage change is not meaningful

Liquidity and Capital Resources
Sources and Uses of Funds
At March 31, 2016, we had $21.0 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances and the $13.0 million available under our revolving credit line will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the holding company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the three months ended March 31, 2016.
Cash Flows
Operating Activities. Cash provided by operating activities for the three months ended March 31, 2016, was $3.0 million as compared to $1.4 million used by operating activities for the same period in 2015. The increase in cash provided by operations was attributable to the overall growth of the business.
Investing Activities. Cash used in investing activities for the three months ended March 31, 2016, was $105,000 as compared to $864,000 provided by investing activities for the same period in 2015. The fluctuation in the funds used in routine investing activities correlates with the growth in the Company’s business. We continue to invest in additional securities as premiums are collected faster than claims are paid out.
Financing Activities. Cash provided by financing activities for the three months ended March 31, 2016, was $269,000 as compared to $1.3 million for the same period in 2015. There was $750,000 of common capital raised in the first quarter of 2015, and no capital raises in the first quarter of 2016.
Outstanding Debt
The Company's senior debt facility is comprised of three notes: a $17.5 million revolving line of credit ("Revolver"); a $5.0 million five-year term note ("Term Note") which commenced in October 2013; and a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"). Our total senior debt at March 31, 2016, was $13.3 million. Our minimum principal and interest payments on our senior debt for the remaining nine months of 2016 is estimated to be $6.2 million, $5.7 million for 2017-2018, and $2.0 million for 2019-2020. Refer to Note 7 ~ Senior Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
Recently Issued Accounting Pronouncements
 Refer to Note 1 ~ Summary of Significant Accounting Policies – Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2016. Our market risk sensitive instruments are primarily related to our fixed-income securities.
Interest Rate Risk
At March 31, 2016, the fair value of our investment portfolio, excluding cash and cash equivalents, was $119.2 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of March 31, 2016 and December 31, 2015, was approximately 3.1 years.
The table below illustrates the sensitivity of the fair value of our fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of March 31, 2016. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2016	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$108,039	$(6,774)	(5.9)%	(9.7)%
100 basis point increase	111,369	(3,444)	(3.0)%	(4.9)%
No change	114,813	—	—%	—%
100 basis point decrease	117,798	2,985	2.6%	4.3%
200 basis point decrease	118,717	3,904	3.4%	5.6%

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
At March 31, 2016, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $10.0 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2016. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2016, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 15, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The proceeds from our IPO have been fully deployed in compliance with the purposes as described in our final prospectus filed with the SEC on August 13, 2015 pursuant to Rule 424(b)(4).

On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management is authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. Repurchases may be made from time to time, without prior notice. The Company may suspend or discontinue the program at any time.

Issuer purchase of Equity Securities
Period of purchases	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum dollars yet to be used for stock purchases (in thousands)
February 25, 2016 to February 29, 2016	—	—	—	2,100
March 1, 2016 to March 31, 2016	33,833	$6.84	33,833	$1,869

Total First Quarter 2016	33,833	6.84	33,833

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	XBRL Instance Document
101.SCH	SBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:  May 12, 2016