Form 10-Q
period 2016-06-30
Conifer Holdings, Inc.
filed 2016-08-11
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of outstanding shares of the registrant’s common stock, no par value, as of August 9, 2016, was 7,577,829.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investment securities:
Fixed maturity securities, at fair value (amortized cost of $110,819 and $107,213, respectively)	$112,469	$107,093
Equity securities, at fair value (cost of $3,321 and $3,341, respectively)	4,443	4,240
Short-term investments, at fair value	16,304	6,391
Total investments	133,216	117,724

Cash	14,166	12,703
Premiums and agents' balances receivable, net	21,950	18,010
Receivable from affiliate	2,236	1,792
Reinsurance recoverables on unpaid losses	5,890	5,405
Reinsurance recoverables on paid losses	2,209	1,639
Ceded unearned premiums	1,848	3,483
Deferred policy acquisition costs	13,182	12,102
Other assets	5,365	5,069
Total assets	$200,062	$177,927

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$41,832	$35,422
Unearned premiums	54,230	47,916
Reinsurance premiums payable	445	1,069
Senior debt	14,750	12,750
Accounts payable and accrued expenses	12,056	2,758
Other liabilities	748	750
Total liabilities	124,061	100,665

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 7,577,829 and 7,644,492 issued and outstanding, respectively)	80,069	80,111
Accumulated deficit	(5,572)	(3,031)
Accumulated other comprehensive income	1,504	182
Total shareholders' equity	76,001	77,262
Total liabilities and shareholders' equity	$200,062	$177,927

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Premiums
Gross earned premiums	$25,258	$22,187	$48,804	$43,161
Ceded earned premiums	(3,583)	(7,072)	(7,020)	(13,553)
Net earned premiums	21,675	15,115	41,784	29,608
Net investment income	528	469	1,065	955
Net realized investment gains	541	87	533	232
Other income	283	480	528	969
Total revenue	23,027	16,151	43,910	31,764

Expenses
Losses and loss adjustment expenses, net	13,541	8,976	26,240	17,546
Policy acquisition costs	6,014	2,639	12,017	5,234
Operating expenses	4,536	3,619	8,675	7,311
Interest expense	143	239	300	483
Total expenses	24,234	15,473	47,232	30,574

Income (loss) before equity earnings of affiliates and income taxes	(1,207)	678	(3,322)	1,190
Equity earnings of affiliates, net of tax	71	—	158	—
Income tax (benefit) expense	(623)	48	(623)	48

Net income (loss)	(513)	630	(2,541)	1,142
Less net income attributable to noncontrolling interest	—	51	—	100
Net income (loss) attributable to Conifer	$(513)	$579	$(2,541)	$1,042

Net income (loss) allocable to common shareholders	$(513)	$366	$(2,541)	$616

Earnings (loss) per common share, basic and diluted	$(0.07)	$0.09	$(0.33)	$0.15

Weighted average common shares outstanding, basic and diluted	7,594,862	4,050,042	7,616,821	4,045,482

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(513)	$630	$(2,541)	$1,142

Other comprehensive income (loss), net of tax:
Unrealized investment gains:
Unrealized investment gains (losses) during the period	277	(977)	1,736	(274)
Income tax expense (benefit)	585	—	585	—
Unrealized investment gains, net of tax	(308)	(977)	1,151	(274)

Less: reclassification adjustments to:
Net realized investment gains included in net income (loss)	(174)	208	(257)	425
Income tax expense (benefit)	(86)	—	(86)	—
Total reclassifications included in net income (loss), net of tax	(88)	208	(171)	425

Other comprehensive income (loss)	(220)	(1,185)	1,322	(699)

Total comprehensive income (loss)	(733)	(555)	(1,219)	443
Less comprehensive (loss) income attributable to noncontrolling interest	—	51	—	100
Comprehensive income (loss) attributable to Conifer	$(733)	$(606)	$(1,219)	$343

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders' Equity (Unaudited)
(dollars in thousands)

	Redeemable Preferred Stock		Preferred Stock		No Par, Common Stock		Retained Earnings	Accumulated Other	Total Conifer Holdings
	Shares	Amount	Shares	Amount	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity	Noncontrolling Interest	Total Equity
Balances at December 31, 2014	60,600	$6,119	—	$—	3,995,013	$46,119	$(3,095)	$1,158	$44,182	$(23)	$44,159
Net income	—	—	—	—	—	—	1,042	—	1,042	100	1,142
Issuance of common stock (Pre IPO)*	—	—	—	—	55,029	750	—	—	750	—	750
Paid-in-kind dividends	—	61	—	62	—	(123)	—	—	(61)	—	(61)
Cash dividends paid on preferred stock	—	—	—	—	—	(303)	—	—	(303)	—	(303)
Reclassification of redeemable preferred stock to permanent equity	(60,600)	(6,180)	60,600	6,180	—	—	—	—	6,180	—	6,180
Other comprehensive loss	—	—	—	—	—	—	—	(699)	(699)	—	(699)
Balances at June 30, 2015	—	$—	60,600	$6,242	4,050,042	$46,443	$(2,053)	$459	$51,091	$77	$51,168
Net loss	—	—	—	—	—	—	(978)	—	(978)	(181)	(1,159)
Paid-in-kind dividends	—	—	—	33	—	(33)	—	—	—	—	—
Cash dividends paid on preferred stock	—	—	—	—	—	(81)	—	—	(81)	—	(81)
Issuance of common stock (IPO)*	—	—	—	—	3,300,000	32,224	—	—	32,224	—	32,224
IPO Expenses*	—	—	—	—	—	(1,837)	—	—	(1,837)	—	(1,837)
Repurchase of preferred stock	—	—	(60,600)	(6,275)	—	—	—	—	(6,275)	—	(6,275)
Issuance of common stock to former preferred stockholders	—	—	—	—	294,450	3,092	—	—	3,092	—	3,092
Vesting of RSU**	—	—	—	—	—	303	—	—	303	—	303
Deconsolidation of affiliate	—	—	—	—	—	—	—	—	—	104	104
Other comprehensive loss	—	—	—	—	—	—	—	(277)	(277)	—	(277)
Balances at December 31, 2015	—	$—	—	$—	7,644,492	$80,111	$(3,031)	$182	$77,262	$—	$77,262
Net loss	—	—	—	—	—	—	(2,541)	—	(2,541)	—	(2,541)
Repurchase of common stock	—	—	—	—	(66,663)	(451)	—	—	(451)	—	(451)
Vesting of RSU**	—	—	—	—	—	409	—	—	409	—	409
Other comprehensive income	—	—	—	—	—	—	—	1,322	1,322	—	1,322
Balances at June 30, 2016	—	$—	—	$—	7,577,829	$80,069	$(5,572)	$1,504	$76,001	$—	$76,001

* "IPO" - initial public offering
** "RSU" - restricted stock units

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(2,541)	$1,142
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment, and intangibles	197	208
Amortization of bond premium and discount, net	290	279
Gains on investments	(533)	(232)
Incentive awards expenses - vesting of RSU	409	—
Equity earnings of affiliate	(158)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances receivable	(4,384)	(956)
Reinsurance recoverables	(1,055)	(1,132)
Ceded unearned premiums	1,635	(1,103)
Deferred policy acquisition costs	(1,080)	(1,980)
Other assets	(868)	(189)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	6,410	825
Unearned premiums	6,314	1,103
Reinsurance premiums payable	(624)	(4,370)
Accounts payable and accrued expenses	1,235	1,862
Other liabilities	(3)	(312)
Net cash provided by (used in) operating activities	5,244	(4,855)
Cash Flows From Investing Activities
Purchase of investments:
Fixed maturity securities	(27,375)	(19,059)
Equity securities	(754)	(759)
Short-term investments	(55,197)	(44,191)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities	11,335	1,203
Proceeds from sales of investments:
Fixed maturity securities	20,677	3,206
Equity securities	838	717
Short-term investments	45,284	54,703
Purchases of property and equipment	(138)	(91)
Net cash used in investing activities	(5,330)	(4,271)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	750
Repurchase of common stock	(451)	—
Borrowings under debt arrangements	3,000	900
Repayment of borrowings under debt arrangements	(1,000)	(1,000)
Dividends paid to preferred shareholders	—	(152)
Payout of contingent consideration	—	(113)
Payment of offering costs	—	(1,149)
Net cash provided by (used in) financing activities	1,549	(764)
Net increase (decrease) in cash	1,463	(9,890)
Cash at beginning of period	12,703	18,488
Cash at end of period	$14,166	$8,598

Supplemental Disclosure of Cash Flow Information:
Interest paid	$219	$439
Net income taxes paid	45	—
Dividends declared but not paid at end of the period	—	151
Paid-in-kind interest	—	123
Payable for securities - non cash item	8,063	—

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
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. The Company has applied the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results expected for the year ended December 31, 2016.
These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016 ("2015 Audited Financial Statements").
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which amends the current methodology and timing for recognizing credit losses. This amendment will replace the current GAAP "incurred loss" methodology for credit losses with a methodology based on expected credit losses. The new guidance will also require expanded consideration of a broader range of reasonable and increased supportable information for the credit loss estimates. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted for years beginning after December 15, 2018. We have not yet completed the analysis of how adopting this guidance will affect our financial statements.
2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2016
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$5,737	$80	$—	$5,817
State and local government	10,917	551	(1)	11,467
Corporate debt	34,574	479	(59)	34,994
Commercial mortgage-backed and other asset-backed	59,591	614	(14)	60,191
Total fixed maturity securities available for sale	110,819	1,724	(74)	112,469
Equity Securities:
Common stocks - Public Utilities	220	64	(2)	282
Common stocks - Banks, Trusts and Insurance Companies	458	151	(3)	606
Common stocks - Industrial, miscellaneous and all other	2,643	942	(30)	3,555
Total equity securities available for sale	3,321	1,157	(35)	4,443
Total securities available for sale	$114,140	$2,881	$(109)	$116,912

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$5,474	$47	$(13)	$5,508
State and local government	14,391	398	(6)	14,783
Corporate debt	39,183	84	(483)	38,784
Commercial mortgage-backed and other asset-backed	48,165	164	(311)	48,018
Total fixed maturity securities available for sale	107,213	693	(813)	107,093
Equity Securities:
Common stocks - Public Utilities	122	20	(1)	141
Common stocks - Banks, Trusts and Insurance Companies	503	150	(7)	646
Common stocks - Industrial, miscellaneous and all other	2,716	836	(99)	3,453
Total equity securities available for sale	3,341	1,006	(107)	4,240
Total securities available for sale	$110,554	$1,699	$(920)	$111,333
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2016
	Less than 12 months			Greater than 12 months			Total
	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	—	$—	$—	—	$—	$—	—	$—	$—
State and local government	1	118	(1)	—	—	—	1	118	(1)
Corporate debt	7	3,104	(17)	15	5,127	(42)	22	8,231	(59)
Commercial mortgage and asset-backed	14	8,779	(11)	5	1,324	(3)	19	10,103	(14)
Total fixed maturity securities available for sale	22	12,001	(29)	20	6,451	(45)	42	18,452	(74)
Equity Securities:
Common stock	47	457	(22)	4	133	(13)	51	590	(35)
Total equity securities available for sale	47	457	(22)	4	133	(13)	51	590	(35)
Total securities	69	$12,458	$(51)	24	$6,584	$(58)	93	$19,042	$(109)

	December 31, 2015
	Less than 12 months			Greater than 12 months			Total
	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	7	$2,580	$(7)	2	$679	$(6)	9	$3,259	$(13)
State and local government	8	2,688	(6)	—	—	—	8	2,688	(6)
Corporate debt	80	21,760	(438)	12	3,618	(45)	92	25,378	(483)
Commercial mortgage and asset-backed	67	32,539	(258)	5	2,175	(53)	72	34,714	(311)
Total fixed maturity securities available for sale	162	59,567	(709)	19	6,472	(104)	181	66,039	(813)
Equity Securities:
Common stock	86	782	(72)	3	79	(35)	89	861	(107)
Total equity securities available for sale	86	782	(72)	3	79	(35)	89	861	(107)
Total securities	248	$60,349	$(781)	22	$6,551	$(139)	270	$66,900	$(920)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit related OTTI loss, nor recognize a non-credit related OTTI loss in other comprehensive income for the three and six months ended June 30, 2016 and 2015.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturity securities	$570	$532	$1,156	$1,063
Equity securities	25	22	51	45
Cash and short-term investments	5	2	7	4
Total investment income	600	556	1,214	1,112
Investment expenses	(72)	(87)	(149)	(157)
Net investment income	$528	$469	$1,065	$955

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturity securities:
Gross realized gains	$502	$—	$518	$68
Gross realized losses	(16)	(1)	(22)	(4)
Total fixed maturity securities	486	(1)	496	64
Equity securities:
Gross realized gains	94	104	150	203
Gross realized losses	(39)	(16)	(113)	(35)
Total equity securities	55	88	37	168
Total realized gains (losses)	$541	$87	$533	$232
 Proceeds from the sales of debt and equity securities available for sale were $21.5 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively.
 The table below summarizes the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at June 30, 2016. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,779	$7,784
Due after one year through five years	30,636	31,052
Due after five years through ten years	6,529	6,941
Due after ten years	6,284	6,501
Securities with contractual maturities	51,228	52,278
Commercial mortgage and asset backed	59,591	60,191
Total Fixed maturity securities	$110,819	$112,469
 At June 30, 2016 and December 31, 2015, the insurance companies had an aggregate of $9.0 million and $8.9 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. There are

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.
3.     Fair Value Measurements
 The Company’s financial instruments include assets and liabilities carried at fair value, as well as assets and liabilities carried at cost or amortized cost but disclosed at fair value in these consolidated financial statements . Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principally most advantageous market for the asset or liability in an orderly transaction between market participants. In determining fair value, the Company applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices from sources independent of the reporting entity (“observable inputs”) and the lowest priority to prices determined by the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The fair value hierarchy is as follows:
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,817	$—	$5,817	$—
State and local government	11,467	—	11,467	—
Corporate debt	34,994	—	34,994	—
Commercial mortgage-backed and other asset-backed	60,191	—	60,191	—
Total fixed maturity securities	112,469	—	112,469	—
Equity Securities, common stock	4,443	4,443	—	—
Short-term investments	16,304	16,304	—	—
Total assets measured at fair value	$133,216	$20,747	$112,469	$—

Liabilities:
Senior debt*	$14,750	$—	$14,750	$—
Total Liabilities measured at fair value	$14,750	$—	$14,750	$—
 * Carried at cost or amortized cost on the consolidated balance sheet

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
 * Carried at cost or amortized cost on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 15.6% of the fair value of the total investment portfolio as of June 30, 2016.
Level 2 investments include fixed maturity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 84.4% of the fair value of the total investment portfolio as of June 30, 2016.
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
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2016 and 2015, respectively.
4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three and six months ended June 30, 2016 and 2015. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$12,221	$6,120	$12,102	$5,679

Deferred policy acquisition costs	6,975	4,178	13,097	7,214
Amortization of policy acquisition costs	(6,014)	(2,639)	(12,017)	(5,234)
Net change	961	1,539	1,080	1,980

Balance at end of period	$13,182	$7,659	$13,182	$7,659

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
 Reserves are estimates of unpaid portions of losses that have occurred, including IBNR losses; therefore the establishment of appropriate reserves is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in reserve estimates, which may be material, are reported in the results of operations in the period such changes are determined to be needed and recorded.
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
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross reserves - beginning of period	$38,488	$32,987	$35,422	$31,531
Less: reinsurance recoverables on unpaid losses	5,015	4,590	5,405	3,224
Net reserves - beginning of period	33,473	28,397	30,017	28,307

Add: incurred losses and LAE, net of reinsurance:
Current period	12,034	8,805	23,146	17,340
Prior period	1,507	171	3,094	206
Total net incurred losses and LAE	13,541	8,976	26,240	17,546

Deduct: loss and LAE payments, net of reinsurance:
Current period	5,793	5,029	7,792	6,794
Prior period	5,279	5,009	12,523	11,724
Total net loss and LAE payments	11,072	10,038	20,315	18,518

Net reserves - end of period	35,942	27,335	35,942	27,335
Plus: reinsurance recoverables on unpaid losses	5,890	5,022	5,890	5,022
Gross reserves - end of period	$41,832	$32,357	$41,832	$32,357
The Company’s incurred losses during the three and six months ended June 30, 2016 include prior-year adverse reserve development of $1.5 million and $3.1 million, respectively. In the second quarter of 2016, there was $695,000 and $613,000 of adverse development in the Florida homeowners and commercial automobile lines, respectively. For the six months ended June 30, 2016, there was adverse development of $1.5 million from the Florida homeowners line and $1.5 million from the commercial automobile line.
The Company’s incurred losses during the three and six months ended June 30, 2015, reflect prior-year adverse reserve development of $171,000 and $206,000, respectively. In the second quarter of 2015, there was $340,000 and $262,000 of adverse development in the commercial and personal automobile lines, respectively. This adverse development was partially offset by favorable reserve development in other lines, including $270,000 and $95,000 of favorable reserve development in the commercial multi-peril and other liability lines, respectively. For the six months ended June 30, 2015, there was a similar result, with the adverse development being generated by the commercial and personal automobile lines of $535,000 and $331,000, respectively. This adverse development was partially offset by favorable development in other lines, including $274,000, $136,000 and $248,000 in the commercial multi-peril, other liability and workers' compensation lines, respectively.
6.     Reinsurance
In the normal course of business, the Company seeks to minimize the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. The Company participates in reinsurance agreements in order to limit its loss exposure including protecting against catastrophe losses. The Company primarily ceded all specific risks in excess of $500,000 in both 2016 and 2015. Reinsurance does not discharge the direct insurer from liability to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables.
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
The following table presents the effects of such reinsurance and assumption transactions on premiums, and losses and LAE (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Written premiums:
Direct	$22,533	$21,510	$44,133	$42,629
Assumed	7,192	1,549	10,985	1,634
Ceded	(3,549)	(7,117)	(6,892)	(14,655)
Net written premiums	$26,176	$15,942	$48,226	$29,608

Earned premiums:
Direct	$22,574	$20,050	$44,815	$39,351
Assumed	2,684	2,137	3,989	3,810
Ceded	(3,583)	(7,072)	(7,020)	(13,553)
Net earned premiums	$21,675	$15,115	$41,784	$29,608

Losses and LAE:
Direct	$13,905	$10,622	$27,844	$20,544
Assumed	1,447	281	2,356	805
Ceded	(1,811)	(1,927)	(3,960)	(3,803)
Net Losses and LAE	$13,541	$8,976	$26,240	$17,546

7.     Senior Debt
 The Company's senior debt facility ("Credit Facility") is comprised of three notes: a $17.5 million revolving line of credit ("Revolver") which was scheduled to expire on August 1, 2016 ; a $5.0 million five-year term note ("Term Note") which commenced in October 2013; and a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"). Management is in the process of renewing the Revolver and on July 21, 2016, the expiration date was extended until October 1, 2016. A summary of the outstanding senior debt is as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Revolver	$6,500	$3,500
Term Note	2,250	2,750
2014 Term Note	6,000	6,500
Total	$14,750	$12,750
 The undrawn portion of the Revolver was $11.0 million as of June 30, 2016, and was available to finance working capital, fund other general corporate purposes and provide surplus contributions to the Company's Insurance Company Subsidiaries to support premium growth or strategic acquisitions.
The Credit Facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums-to-capital and surplus ratios, fixed-charge coverage ratio, risk-based capital ratios, and A.M. Best ratings of its Insurance Company Subsidiaries. At June 30, 2016, the Company was in compliance with all of its Credit Facility financial covenants.
8.     Shareholders’ Equity
 On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management is authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. Repurchases may be made from time to time, without prior notice. The Company may suspend or discontinue the program at any time. As of June 30, 2016, the Company had repurchased and retired 66,663 shares of stock valued at approximately $451,000.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

9. Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,724	$1,644	$182	$1,158
Other comprehensive income before reclassifications	(308)	(977)	1,151	(274)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(88)	208	(171)	425
Net current period other comprehensive income (loss)	(220)	(1,185)	1,322	(699)
Balance at end of period	$1,504	$459	$1,504	$459
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Conifer	$(513)	$579	$(2,541)	$1,042
Preferred stock dividends	—	151	—	303
Paid-in-kind dividends	—	62	—	123
Net income (loss) allocable to common shareholders	$(513)	$366	$(2,541)	$616

Weighted average common shares, basic and diluted*	7,594,862	4,050,042	7,616,821	4,045,482

Earnings (loss) per share allocable to common, basic and diluted	$(0.07)	$0.09	$(0.33)	$0.15
* The nonvested shares of the restricted stock units were anti-dilutive as of June 30, 2016. Therefore, the basic and diluted weighted average common shares are equal for the three and six months ended June 30, 2016.
11.     Stock-based Compensation

In 2015, the Company issued 390,352 restricted stock units (“RSU”) to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.1 million on the date of grant. The Company recorded $204,000 and $409,000 of compensation expense related to the RSUs for the three and six months ended June 30, 2016, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of June 30, 2016 was $3.4 million.

12.     Commitments and Contingencies
 Legal proceedings
 The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, and other business transactions arising in the

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
 The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and other underwriting and operating expenses of the operating segments. Other underwriting and operating expenses primarily include compensation and related benefits for underwriting personnel, licensing of policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Pennsylvania and Texas. For the six months ended June 30, 2016 and 2015, gross written premiums attributable to these four states were 70% and 69%, respectively, of the Company’s total gross written premiums.
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
The Company redefined its operating segments during the quarter ended June 30, 2016 and recast the segment information for the three and six months ended June 30, 2016 in a manner consistent with the new operational management structure. The segment information for the three and six months ended June 30, 2015, has also been recast to be consistent with the new format.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information by reportable segment (dollars in thousands):

Three Months Ended June 30, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$22,821	$6,904	$—	$29,725
Net written premiums	$20,548	$5,628	$—	$26,176

Net earned premiums	$16,484	$5,191	$—	$21,675
Other income	83	187	13	283
Segment revenue	16,567	5,378	13	21,958
Losses and loss adjustment expenses, net	9,344	4,197	—	13,541
Policy acquisition costs	4,366	1,648	—	6,014
Operating expenses	1,610	766	2,160	4,536
Segment expenses	15,320	6,611	2,160	24,091
Segment underwriting gain (loss)	$1,247	$(1,233)	$(2,147)	$(2,133)

Investment income			528	528
Net realized investment gains (losses)			541	541
Interest expense			(143)	(143)
Income (loss) before equity earnings of affiliates and income taxes			$(1,221)	$(1,207)

Three Months Ended June 30, 2015	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$18,326	$4,733	$—	$23,059
Net written premiums	$12,524	$3,418	$—	$15,942

Net earned premiums	$10,670	$4,445	$—	$15,115
Other income	325	108	47	480
Segment revenue	10,995	4,553	47	15,595
Losses and loss adjustment expenses, net	5,477	3,499	—	8,976
Policy acquisition costs	1,917	722	—	2,639
Operating expenses	1,211	210	2,198	3,619
Segment expenses	8,605	4,431	2,198	15,234
Segment underwriting gain (loss)	$2,390	$122	$(2,151)	$361

Investment income			469	469
Net realized investment gains (losses)			87	87
Interest expense			(239)	(239)
Income (loss) before equity earnings of affiliates and income taxes			$(1,834)	$678

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$41,965	$13,153	$—	$55,118
Net written premiums	$37,536	$10,690	$—	$48,226

Net earned premiums	$31,763	$10,021	$—	$41,784
Other income	182	318	28	528
Segment revenue	31,945	10,339	28	42,312
Losses and loss adjustment expenses, net	17,980	8,260	—	26,240
Policy acquisition costs	8,752	3,265	—	12,017
Operating expenses	3,344	1,435	3,896	8,675
Segment expenses	30,076	12,960	3,896	46,932
Segment underwriting gain (loss)	$1,869	$(2,621)	$(3,868)	$(4,620)

Investment income			1,065	1,065
Net realized investment gains (losses)			533	533
Interest expense			(300)	(300)
Income (loss) before equity earnings of affiliates and income taxes			$(2,570)	$(3,322)

Six Months Ended June 30, 2015	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$34,068	$10,195	$—	$44,263
Net written premiums	$22,378	$7,230	$—	$29,608

Net earned premiums	$20,158	$9,450	$—	$29,608
Other income	674	236	59	969
Segment revenue	20,832	9,686	59	30,577
Losses and loss adjustment expenses, net	10,794	6,752	—	17,546
Policy acquisition costs	3,655	1,579	—	5,234
Operating expenses	2,683	623	4,005	7,311
Segment expenses	17,132	8,954	4,005	30,091
Segment underwriting gain (loss)	$3,700	$732	$(3,946)	$486

Investment income			955	955
Net realized investment gains (losses)			232	232
Interest expense			(483)	(483)
Income (loss) before equity earnings of affiliates and income taxes			$(3,242)	$1,190

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

For the Periods ended June 30, 2016 and 2015

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
Business Overview
We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 47 states, we are licensed to write insurance as an admitted carrier in 35 states (including Washington, D.C.) and we offer our insurance products in all 50 states.
Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income and other income which mainly consists of installment fees and policy issuance fees generally related to the policies we write and commission income from Sycamore Insurance Agency, Inc's ("SIA") 50% owned insurance agency in South Carolina (the "Affiliate"). The Affiliate places small commercial risks mainly for alarm and security guard markets.
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
Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016.

Executive Overview
The Company reported a net loss of $513,000 and $2.5 million for the three and six months ended June 30, 2016, compared to net income of $630,000 and $1.1 million for the same periods in 2015, respectively.
Net loss allocable to common shareholders was $513,000, or $0.07 per share, for the three months ended June 30, 2016, compared to net income of $366,000, or $0.09 per share, for the same periods in 2015.  Net loss allocable to common shareholders was $2.5 million, or $0.33 per share, for the six months ended June 30, 2016, compared to net income of $616,000, or $0.15 per share, for the same periods in 2015.
Operating loss allocable to common shareholders was $1.1 million, or $0.14 per share, and $3.1 million, or $0.40, for the three and six months ended June 30, 2016, respectively. This compares to operating income allocable to common shareholders of $279,000, or $0.07 per share, and $384,000, or $0.09 per share, for the same periods in 2015, respectively.
Our combined ratio was 109.7% and 110.9% for the three and six months ended June 30, 2016, compared to 97.7% and 98.4% for the same periods in 2015, respectively.
The loss for the six months ended June 30, 2016 was largely attributable to management's decision to strengthen reserves in our commercial automobile and Florida homeowners businesses. In addition, the increase in expenses was due to the hiring of new underwriting personnel in commercial and personal lines, and other incremental hiring and infrastructure investments necessary to support the Company’s growth and public company status.
Our premium results for the six months ended June 30, 2016, reflect the continued expansion of our commercial lines and repositioning of our personal lines. Our commercial lines gross written premiums organically grew by 23.2% in the six months ended June 30, 2016, as compared to the same period in 2015. In addition, our personal lines gross written premiums grew 29.0% for the six months ended June 30, 2016, compared to the same period in 2015. The increase in the gross written premiums for the first half of the year was generated from the Company's expansion in the hospitality, security services, low-value dwelling and wind-exposed homeowners lines of business.
Results of Operations For The Three Months Ended June 30, 2016 and 2015
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Gross written premiums	$29,725	$23,059	$6,666	28.9%
Net written premiums	$26,176	$15,942	$10,234	64.2%

Net earned premiums	$21,675	$15,115	$6,560	43.4%
Other income	283	480	(197)	(41.0)%
Losses and loss adjustment expenses, net	13,541	8,976	4,565	50.9%
Policy acquisition costs	6,014	2,639	3,375	127.9%
Operating expenses	4,536	3,619	917	25.3%
Underwriting gain (loss)	(2,133)	361	(2,494)	*
Net investment income	528	469	59	12.6%
Net realized investment gains (losses)	541	87	454	521.8%
Interest expense	143	239	(96)	(40.2)%
Income (loss) before equity earnings in affiliate and income taxes	(1,207)	678	(1,885)	*
Equity earnings (losses) of affiliates, net of tax	71	—	71	*
Income tax expense (benefit)	(623)	48	(671)	*
Net income (loss)	$(513)	$630	$(1,143)	*

Underwriting Ratios:
Loss ratio (1)	61.7%	57.6%
Expense ratio (2)	48.0%	40.1%
Combined ratio (3)	109.7%	97.7%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the three months ended June 30, 2016 and 2015 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Gross written premiums
Commercial lines	$22,821	$18,326	$4,495	24.5%
Personal lines	6,904	4,733	2,171	45.9%
Total	$29,725	$23,059	$6,666	28.9%

Net written premiums
Commercial lines	$20,548	$12,524	$8,024	64.1%
Personal lines	5,628	3,418	2,210	64.7%
Total	$26,176	$15,942	$10,234	64.2%

Net Earned premiums
Commercial lines	$16,484	$10,670	$5,814	54.5%
Personal lines	5,191	4,445	746	16.8%
Total	$21,675	$15,115	$6,560	43.4%

Gross written premiums increased $6.7 million, or 28.9%, to $29.7 million for the three months ended June 30, 2016, as compared to $23.1 million for the same period in 2015. The increase was driven by continued growth in both our commercial and personal lines business which reflects the execution of our growth initiatives in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.
 Commercial lines gross written premiums increased $4.5 million, or 24.5%, to $22.8 million in the second quarter of 2016, as compared to $18.3 million for the second quarter of 2015. This increase was primarily driven by the commercial multi-peril and workers' compensation business which grew 49.4% and 60.8%, respectively, compared to the same period in 2015.
 Personal lines gross written premiums increased $2.2 million, or 45.9%, to $6.9 million in the second quarter of 2016, as compared to $4.7 million for the same period in 2015. The increase was driven by our low-value dwelling and wind-exposed homeowners business which grew 69.3% and 48.1%, respectively, compared to the same period in 2015.
 Net written premiums increased $10.2 million, or 64.2%, to $26.2 million for the three months ended June 30, 2016, as compared to $15.9 million for the same period in 2015. This increase was driven by the growth in the gross written premiums as well as the termination of a quota share reinsurance agreement which occurred on August 1, 2015. The quota share arrangement was terminated as management determined the Company no longer needed the leverage support of this reinsurance arrangement due to the added capital raised from the initial public offering (“IPO”). Excluding the 2015 impact of the quota share reinsurance, the net written premiums for the three months ended June 30, 2016 increased $6.1 million, or 30.5%, compared to the same period in 2015.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended June 30, 2016 decreased $197,000, or 41.0%, to $283,000 as compared to $480,000 for the same period in 2015. The decrease was due to the deconsolidation of the Affiliate which occurred on September 30, 2015.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended June 30, 2016 and 2015 (dollars in thousands).

Three Months Ended June 30, 2016	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$8,562	$3,473	$12,035
Net (favorable) adverse development	782	724	1,506
Calendar year net loss and LAE	$9,344	$4,197	$13,541

Accident year loss ratio	51.7%	64.5%	54.8%
Net (favorable) adverse development	4.7%	13.5%	6.9%
Calendar year loss ratio	56.4%	78.0%	61.7%

Three Months Ended June 30, 2015	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$5,543	$3,262	$8,805
Net (favorable) adverse development	(66)	237	171
Calendar year net loss and LAE	$5,477	$3,499	$8,976

Accident year loss ratio	50.4%	71.6%	56.5%
Net (favorable) adverse development	(0.6)%	5.3%	1.1%
Calendar year loss ratio	49.8%	76.9%	57.6%

Net losses and LAE increased by $4.6 million, or 50.9%, for the three months ended June 30, 2016, as compared to the same period in 2015. The calendar year loss ratios were 61.7% and 57.6% for the three months ended June 30, 2016 and 2015, respectively. The 4.1 percentage point increase in our loss ratio was primarily attributable to the reserve strengthening in our Florida homeowners and commercial automobile lines of business.
Overall reserve development on prior accident years in the second quarter of 2016 was $1.5 million of adverse development, or 6.9 percentage points on the loss ratio. In the second quarter of 2016, there was $695,000 and $613,000 adverse reserve development in the Florida homeowners and commercial automobile lines of business, respectively.
Total reserve development on prior accident years in the second quarter of 2015 was slightly adverse by $171,000, or 1.1 percentage points.
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
The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2016	2015
Commercial Lines
Policy acquisition costs	26.4%	17.4%
Operating expenses	9.7%	11.0%
Total	36.1%	28.4%

Personal Lines
Policy acquisition costs	30.6%	15.9%
Operating expenses	14.2%	4.6%
Total	44.8%	20.5%

Corporate and Other
Operating expenses	9.8%	14.1%
Total	9.8%	14.1%

Consolidated
Policy acquisition costs	27.4%	16.9%
Operating expenses	20.6%	23.2%
Total	48.0%	40.1%
 Our expense ratio increased 7.9 percentage points in the three months ended June 30, 2016, as compared to the same period in 2015. The increase in expenses was mainly due to the hiring of new underwriting managers in commercial and personal lines, the impact of the 2015 termination of the 25% quota share reinsurance arrangement, and other incremental hiring and infrastructure investments necessary to support the Company’s growth and public company status.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended June 30, 2016 and 2015, the percentage of policy acquisition costs to net earned premiums and other income was approximately 27.4% and 16.9%, respectively. The increase in the policy acquisition cost ratio was primarily driven by the termination of the 25% quota share reinsurance arrangement in which we received a 37% ceding commission on the ceded premiums. The ceding commission reduced commission expense included in policy acquisition costs for the second quarter of 2015. Because the ceding commission did not exist in 2016 the acquisitions cost ratio was higher.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 20.6% and 23.2% for the three months ended June 30, 2016 and 2015, respectively. The most significant change driving the reduction in the operating expense ratio was the elimination of the quota share arrangement, which lowered net earned premium in the second quarter of 2015 and generated a higher operating expense ratio for the second quarter of 2015. In addition, growth on a more fixed operating expense structure has helped to reduce the operating expense ratio, and is expected to continue to decline in the near term.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended June 30, 2016 and 2015 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Commercial Lines	$1,247	$2,390	$(1,143)	(47.8)%

Personal Lines	(1,233)	122	(1,355)	*

Corporate and Other	(2,147)	(2,151)	4	(0.2)%
Total	$(2,133)	$361	$(2,494)	*
* Percentage change is not meaningful

The Company redefined its operating segments during the quarter ended June 30, 2016 and recast the segment information for the three months ended June 30, 2016 in a manner consistent with the new operational management structure. The segment information for the three months ended June 30, 2015, has also been recast to be consistent with the new format.

Results of Operations For The Six Months Ended June 30, 2016 and 2015
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Gross written premiums	$55,118	$44,263	$10,855	24.5%
Net written premiums	$48,226	$29,608	$18,618	62.9%

Net earned premiums	$41,784	$29,608	$12,176	41.1%
Other income	528	969	(441)	(45.5)%
Losses and loss adjustment expenses, net	26,240	17,546	8,694	49.5%
Policy acquisition costs	12,017	5,234	6,783	129.6%
Operating expenses	8,675	7,311	1,364	18.7%
Underwriting gain (loss)	(4,620)	486	(5,106)	*
Net investment income	1,065	955	110	11.5%
Net realized investment gains (losses)	533	232	301	129.7%
Interest expense	300	483	(183)	(37.9)%
Income (loss) before equity earnings in affiliate and income taxes	(3,322)	1,190	(4,512)	*
Equity earnings (losses) of affiliates, net of tax	158	—	158	*
Income tax expense (benefit)	(623)	48	(671)	*
Net income (loss)	$(2,541)	$1,142	$(3,683)	*

Underwriting Ratios:
Loss ratio (1)	62.0%	57.4%
Expense ratio (2)	48.9%	41.0%
Combined ratio (3)	110.9%	98.4%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the six months ended June 30, 2016 and 2015 (dollars in thousands):

Summary of Premium Revenue

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Gross written premiums
Commercial lines	$41,965	$34,068	$7,897	23.2%
Personal lines	13,153	10,195	2,958	29.0%
Total	$55,118	$44,263	$10,855	24.5%

Net written premiums
Commercial lines	$37,536	$22,378	$15,158	67.7%
Personal lines	10,690	7,230	3,460	47.9%
Total	$48,226	$29,608	$18,618	62.9%

Net Earned premiums
Commercial lines	$31,763	$20,158	$11,605	57.6%
Personal lines	10,021	9,450	571	6.0%
Total	$41,784	$29,608	$12,176	41.1%

Gross written premiums increased $10.9 million, or 24.5%, to $55.1 million for the six months ended June 30, 2016, as compared to $44.3 million for the same period in 2015. The increase was driven by continued growth in both our commercial and personal lines business which reflects the execution of our growth initiatives in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.
 Commercial lines gross written premiums increased $7.9 million, or 23.2%, to $42.0 million for the six months ended June 30, 2016, as compared to $34.1 million for the same period in 2015. This increase was primarily driven by the commercial multi-peril and workers' compensation business which grew 38.0% and 21.8%, respectively, compared to the same period in 2015.
 Personal lines gross written premiums increased $3.0 million, or 29.0%, to $13.2 million for the six months ended June 30, 2016, as compared to $10.2 million for the same period in 2015. The increase was driven by our low-value dwelling and wind-exposed homeowners business which grew 56.9% and 38.1%, respectively, compared to the same period in 2015. The growth in these lines was partially offset by a reduction in gross written premiums in the personal automobile business which is in run-off.
 Net written premiums increased $18.6 million, or 62.9%, to $48.2 million for the six months ended June 30, 2016, as compared to $29.6 million for the same period in 2015. This increase was driven by the growth in the gross written premiums as well as the termination of a quota share reinsurance agreement which occurred on August 1, 2015. The quota share arrangement was terminated as management determined the Company no longer needed the leverage support of this reinsurance arrangement due to the added capital raised from the IPO. Excluding the 2015 impact of the quota share reinsurance agreement the net written premiums for the six months ended June 30, 2016 increased $9.7 million, or 25.1%, compared to the same period in 2015. This result is consistent with the 24.5% increase in gross written premiums.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the six months ended June 30, 2016 decreased $441,000, or 45.5%, to $528,000 as compared to $969,000 for the same period in 2015. The decrease was due to the deconsolidation of the Affiliate which occurred on September 30, 2015.
Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the six months ended June 30, 2016 and 2015 (dollars in thousands).

Six months ended June 30, 2016	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$16,841	$6,305	$23,146
Net (favorable) adverse development	1,139	1,955	3,094
Calendar year net loss and LAE	$17,980	$8,260	$26,240

Accident year loss ratio	52.7%	61.0%	54.7%
Net (favorable) adverse development	3.6%	18.9%	7.3%
Calendar year loss ratio	56.3%	79.9%	62.0%

Six months ended June 30, 2015	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$10,917	$6,423	$17,340
Net (favorable) adverse development	(123)	329	206
Calendar year net loss and LAE	$10,794	$6,752	$17,546

Accident year loss ratio	52.4%	66.3%	56.7%
Net (favorable) adverse development	(0.6)%	3.4%	0.7%
Calendar year loss ratio	51.8%	69.7%	57.4%

Net losses and LAE increased by $8.7 million, or 49.5%, for the six months ended June 30, 2016, as compared to the same period in 2015. The calendar year loss ratios were 62.0% and 57.4% for the six months ended June 30, 2016 and 2015, respectively. The 4.6 percentage point increase in our loss ratio was primarily attributable to the reserve strengthening in our Florida homeowners and commercial automobile lines of business.
Overall reserve development on prior accident years for the six months ended June 30, 2016 was $3.1 million of adverse development, or 7.3 percentage points on the loss ratio. In the first half of 2016, both the Florida homeowners and commercial automobile lines of business each had $1.5 million of adverse reserve development.
Total reserve development on prior accident years in the first half of 2015 was slightly adverse by $206,000, or 0.7 percentage points.
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
The table below provides the expense ratio by major component.

	Six Months Ended June 30,
	2016	2015
Commercial Lines
Policy acquisition costs	27.4%	17.5%
Operating expenses	10.5%	12.9%
Total	37.9%	30.4%

Personal Lines
Policy acquisition costs	31.6%	16.3%
Operating expenses	13.9%	6.4%
Total	45.5%	22.7%

Corporate and Other
Operating expenses	9.2%	13.1%
Total	9.2%	13.1%

Consolidated
Policy acquisition costs	28.4%	17.1%
Operating expenses	20.5%	23.9%
Total	48.9%	41.0%
 Our expense ratio increased 7.9 percentage points in the six months ended June 30, 2016, as compared to the same period in 2015. The increase in expenses was mainly due to the hiring of new underwriting managers in commercial and personal lines, the impact of the 2015 termination of the 25% quota share reinsurance arrangement, and other incremental hiring and infrastructure investments necessary to support the Company’s growth and public company status.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the six months ended June 30, 2016 and 2015, the percentage of policy acquisition costs to net earned premiums and other income was approximately 28.4% and 17.1%, respectively. The increase in the policy acquisition cost ratio was primarily driven by the termination of the 25% quota share reinsurance arrangement in which we received a 37% ceding commission on the ceded premiums. The ceding commission reduced commission expense included in policy acquisition costs for the first half of 2015. Because the ceding commission did not exist in 2016 the acquisition costs ratio was higher for the first half of 2016.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 20.5% and 23.9% for the six months ended June 30, 2016 and 2015, respectively. The most significant change driving the reduction in the operating expense ratio was the elimination of the quota share arrangement, which lowered net earned premium in the first half of 2015 and generated a higher operating expense ratio for the first half of 2015. In addition, growth on a more fixed operating expense structure has helped to reduce the operating expense ratio, and is expected to continue to decline in the near term.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the six months ended June 30, 2016 and 2015 (dollars in thousands):

Underwriting Gain (Loss)

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Commercial Lines	$1,869	$3,700	$(1,831)	(49.5)%

Personal Lines	(2,621)	732	(3,353)	*

Corporate and Other	(3,868)	(3,946)	78	(2.0)%
Total	$(4,620)	$486	$(5,106)	*
* Percentage change is not meaningful
The Company redefined its operating segments during the quarter ended June 30, 2016 and recast the segment information for the six months ended June 30, 2016 in a manner consistent with the new operational management structure. The segment information for the six months ended June 30, 2015, has also been recast to be consistent with the new format.

Investment Income
Net investment income increased by $110,000, or 11.5%, to $1.1 million for the six months ended June 30, 2016, as compared to $955,000 for the same period in 2015. This increase was the result of growth of the investment portfolio and a change in the mix of investments. Average invested assets through the second quarter of 2016 were $125.5 million as compared to $107.0 million in 2015, an increase of $18.5 million, or 17.3%. As of June 30, 2016, the average invested asset balance was comprised of 87.5% of fixed maturity securities, 3.5% of equity securities and 9.0% of short term investments, compared to the June 30, 2015 mix of 85.4% of fixed maturity securities, 3.9% of equity securities and 10.7% of short term investments.
The portfolio’s average quality was AA at June 30, 2016 and December 31, 2015. The portfolio produced a tax equivalent book yield of 2.12% and 2.19% for the six months ended June 30, 2016 and 2015, respectively. The average duration of the fixed maturity portfolio was 3.1 years at both June 30, 2016 and December 31, 2015.
Interest Expense
Interest expense was $300,000 and $483,000 for the six months ended June 30, 2016 and 2015, respectively. Interest expense decreased primarily due to the additional outstanding borrowings under the Revolver which existed until the completion of the Company’s IPO. The outstanding borrowings under the Revolver were repaid from the proceeds received from the Company’s IPO, in August 2015.
Income Tax Expense
For the six months ended June 30, 2016, the Company had $623,000 of income tax benefit which is largely the result of the tax impact of changes in the valuation allowance on its deferred taxes related to changes in unrealized gains. For the six months ended June 30, 2015, the tax expenses of $48,000 was largely the result of taxes associated with a non-controlling interest. No taxes were otherwise projected for the Company for the year due to the existence of the valuation allowance.
Liquidity and Capital Resources
Sources and Uses of Funds
At June 30, 2016, we had $30.5 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, short-term investments and investment securities balances and the $11.0 million available under our revolving credit line will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the holding company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the six months ended June 30, 2016.
Cash Flows
Operating Activities. Cash provided by operating activities for the six months ended June 30, 2016, was $5.2 million as compared to $4.9 million used by operating activities for the same period in 2015. The increase in cash provided by operations was attributable to the overall growth of the business.
Investing Activities. Cash used in investing activities for the six months ended June 30, 2016, was $5.3 million as compared to $4.3 million for the same period in 2015. The fluctuation in the funds used in routine investing activities correlates with the growth in the Company’s business. We continue to invest in additional securities as premiums are collected faster than claims are paid out.
Financing Activities. Cash provided by financing activities for the six months ended June 30, 2016, was $1.5 million as compared to $764,000 used in financing activities for the same period in 2015. The increase in cash provided by financing activites is due to funding from the Company's line of credit.
Outstanding Debt
We are party to a $30.0 million senior credit facility with Comerica Bank which currently is comprised of three notes: a $5.0 million five-year term note ("Term Note") which commenced in October 2013; a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"); and a $17.5 million revolving line of credit ("Revolver") which was scheduled to expire on August 1, 2016. Management is in the process of renewing the Revolver and on July 21, 2016 the expiration date was extended until October 1, 2016. Our total outstanding senior debt at June 30, 2016, was $14.8 million. Our minimum principal and interest payments on our senior debt for the remaining six months of 2016 is estimated to be $7.6 million, $5.6 million for 2017-2018, and $2.0 million for 2019-2020. Refer to Note 7 ~ Senior Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP (accounting principles generally accepted in the United States -“GAAP”) measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $69.0 million and $71.2 million at June 30, 2016 and December 31, 2015, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) allocable to common shareholders	$(513)	$366	$(2,541)	$616
Net realized gains (losses), net of tax	541	87	533	232
Operating income (loss) allocable to common shareholders	$(1,054)	$279	$(3,074)	$384
Weighted average common shares basic and diluted	7,594,862	4,050,042	7,616,821	4,045,482
Diluted income (loss) per common share:
Net income (loss) per share	(0.07)	0.09	(0.33)	0.15
Net realized gains, net of tax, per share	0.07	0.02	0.07	0.06
Operating income (loss) per share	(0.14)	0.07	(0.40)	0.09

We use operating income and operating income per share to assess our performance and to evaluate the results of our overall business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate operating income and operating income per share, along with net income and net income per share, when reviewing and evaluating our performance.

Recently Issued Accounting Pronouncements
 Refer to Note 1 ~ Summary of Significant Accounting Policies – Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2016. Our market risk sensitive instruments are primarily related to our fixed-income securities.
Interest Rate Risk
At June 30, 2016, the fair value of our investment portfolio, excluding cash and cash equivalents, was $133.2 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of June 30, 2016 and December 31, 2015, was approximately 3.1 years.
The table below illustrates the sensitivity of the fair value of our fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of June 30, 2016. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of June 30, 2016	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$121,304	$(7,469)	(5.8)%	(9.3)%
100 basis point increase	125,039	(3,734)	(2.9)%	(4.7)%
No change	128,773	—	—%	—%
100 basis point decrease	131,348	2,575	2.0%	3.2%
200 basis point decrease	131,864	3,091	2.4%	3.9%

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
At June 30, 2016, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $9.9 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2016. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2016, which is hereby incorporated by reference.

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

Issuer purchase of Equity Securities
Period of purchases	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum dollars yet to be used for stock purchases (in thousands)
February 25, 2016 to February 29, 2016	—	—	—	$2,100
March 1, 2016 to March 31, 2016	33,833	$6.79	33,833	1,869
April 1, 2016 to April 30, 2016	—	$—	33,833	1,869
May 1, 2016 to May 31, 2016	32,830	$6.65	66,663	1,649
June 1, 2016 to June 30, 2016	—	$—	66,663	1,649

Total for the Six Months Ended June 30, 2016	66,663	$6.72

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	XBRL Instance Document
101.SCH	SBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 11, 2016