Form 10-Q
period 2016-09-30
Conifer Holdings, Inc.
filed 2016-11-09
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 5, 2016, was 7,632,430.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investment securities:
Fixed maturity securities, at fair value (amortized cost of $112,260 and $107,213, respectively)	$113,841	$107,093
Equity securities, at fair value (cost of $3,371 and $3,341, respectively)	4,500	4,240
Short-term investments, at fair value	14,053	6,391
Total investments	132,394	117,724

Cash	8,540	12,703
Premiums and agents' balances receivable, net	19,762	18,010
Receivable from affiliate	1,363	1,792
Reinsurance recoverables on unpaid losses	6,334	5,405
Reinsurance recoverables on paid losses	3,619	1,639
Ceded unearned premiums	4,851	3,483
Deferred policy acquisition costs	13,203	12,102
Other assets	5,853	5,069
Total assets	$195,919	$177,927

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$45,994	$35,422
Unearned premiums	55,475	47,916
Reinsurance premiums payable	—	1,069
Senior debt	14,250	12,750
Accounts payable and accrued expenses	5,094	2,758
Other liabilities	602	750
Total liabilities	121,415	100,665

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 7,631,230 and 7,644,492 issued and outstanding, respectively)	80,107	80,111
Accumulated deficit	(7,047)	(3,031)
Accumulated other comprehensive income	1,444	182
Total shareholders' equity	74,504	77,262
Total liabilities and shareholders' equity	$195,919	$177,927

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Premiums
Gross earned premiums	$27,253	$23,042	$76,057	$66,203
Ceded earned premiums	(3,873)	(5,159)	(10,893)	(18,712)
Net earned premiums	23,380	17,883	65,164	47,491
Net investment income	560	505	1,625	1,460
Net realized investment gains	71	6	604	238
Other gains	—	104	—	104
Other income	303	523	829	1,492
Total revenue	24,314	19,021	68,222	50,785

Expenses
Losses and loss adjustment expenses, net	14,582	9,813	40,822	27,359
Policy acquisition costs	6,266	4,605	18,282	9,839
Operating expenses	4,710	3,325	13,384	10,636
Interest expense	168	181	468	664
Total expenses	25,726	17,924	72,956	48,498

Income (loss) before equity earnings of affiliates and income taxes	(1,412)	1,097	(4,734)	2,287
Equity earnings (loss) of affiliates, net of tax	(47)	—	111	—
Income tax (benefit) expense	16	(48)	(607)	—

Net income (loss)	(1,475)	1,145	(4,016)	2,287
Less net income attributable to noncontrolling interest	—	(181)	—	(81)
Net income (loss) attributable to Conifer	$(1,475)	$1,326	$(4,016)	$2,368

Net income (loss) allocable to common shareholders	$(1,475)	$1,212	$(4,016)	$1,828

Earnings (loss) per common share, basic and diluted	$(0.19)	$0.21	$(0.53)	$0.40

Weighted average common shares outstanding, basic and diluted	7,608,284	5,701,794	7,613,954	4,603,451

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(1,475)	$1,145	$(4,016)	$2,287

Other comprehensive income (loss), net of tax:
Unrealized investment gains:
Unrealized investment gains (losses) during the period	(109)	379	1,629	104
Income tax expense (benefit)	(23)	—	564	—
Unrealized investment gains, net of tax	(86)	379	1,065	104

Less: reclassification adjustments to:
Net realized investment gains included in net income (loss)	(43)	146	(301)	570
Income tax expense (benefit)	(17)	—	(104)	—
Total reclassifications included in net income (loss), net of tax	(26)	146	(197)	570

Other comprehensive income (loss)	(60)	233	1,262	(466)

Total comprehensive income (loss)	(1,535)	1,378	(2,754)	1,821
Less comprehensive (loss) income attributable to noncontrolling interest	—	(181)	—	(81)
Comprehensive income (loss) attributable to Conifer	$(1,535)	$1,559	$(2,754)	$1,902

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders' Equity (Unaudited)
(dollars in thousands)

	Redeemable Preferred Stock		Preferred Stock		No Par, Common Stock		Retained Earnings	Accumulated Other	Total Conifer Holdings
	Shares	Amount	Shares	Amount	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity	Noncontrolling Interest	Total Equity
Balances at December 31, 2014	60,600	$6,119	—	$—	3,995,013	$46,119	$(3,095)	$1,158	$44,182	$(23)	$44,159
Net income	—	—	—	—	—	—	2,368	—	2,368	(81)	2,287
Issuance of common stock (Pre IPO)*	—	—	—	—	55,029	750	—	—	750	—	750
Paid-in-kind dividends	—	61	—	95	—	(156)	—	—	(61)	—	(61)
Cash dividends paid on preferred stock	—	—	—	—	—	(384)	—	—	(384)	—	(384)
Reclassification of redeemable preferred stock to permanent equity	(60,600)	(6,180)	60,600	6,180	—	—	—	—	6,180	—	6,180
Issuance of common stock (IPO)*	—	—	—	—	3,300,000	32,224	—	—	32,224	—	32,224
IPO Expenses*	—	—	—	—	—	(1,546)	—	—	(1,546)	—	(1,546)
Repurchase of preferred stock	—	—	(60,600)	(6,275)	—	—	—	—	(6,275)	—	(6,275)
Issuance of common stock to former preferred stockholders	—	—	—	—	294,450	3,092	—	—	3,092	—	3,092
Vesting of RSU**	—	—	—	—	—	100	—	—	100	—	100
Deconsolidation of affiliate	—	—	—	—	—	—	—	—	—	104	104
Other comprehensive loss	—	—	—	—	—	—	—	(466)	(466)	—	(466)
Balances at September 30, 2015	—	$—	—	$—	7,644,492	$80,199	$(727)	$692	$80,164	$—	$80,164
Net loss	—	—	—	—	—	—	(2,304)	—	(2,304)	—	(2,304)
IPO Expenses*	—	—	—	—	—	(291)	—	—	(291)	—	(291)
Vesting of RSU**	—	—	—	—	—	203	—	—	203	—	203
Other comprehensive loss	—	—	—	—	—	—	—	(510)	(510)	—	(510)
Balances at December 31, 2015	—	$—	—	$—	7,644,492	$80,111	$(3,031)	$182	$77,262	$—	$77,262
Net loss	—	—	—	—	—	—	(4,016)	—	(4,016)	—	(4,016)
Repurchase of common stock	—	—	—	—	(88,650)	(625)	—	—	(625)	—	(625)
Vesting of RSU**	—	—	—	—	75,388	621	—	—	621	—	621
Other comprehensive income	—	—	—	—	—	—	—	1,262	1,262	—	1,262
Balances at September 30, 2016	—	$—	—	$—	7,631,230	$80,107	$(7,047)	$1,444	$74,504	$—	$74,504

* "IPO" - initial public offering
** "RSU" - restricted stock units

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$(4,016)	$2,287
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment, and intangibles	298	307
Amortization of bond premium and discount, net	432	446
Net gains on investments	(604)	(238)
Other gains	—	(104)
Incentive awards expenses - vesting of RSU	621	100
Equity earnings (losses) of affiliate	(111)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances receivable	(1,323)	(2,885)
Reinsurance recoverables	(2,909)	(2,132)
Ceded unearned premiums	(1,368)	1,217
Deferred policy acquisition costs	(1,101)	(5,903)
Other assets	(1,490)	(679)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	10,572	1,064
Unearned premiums	7,559	2,302
Reinsurance premiums payable	(1,069)	(6,071)
Accounts payable and accrued expenses	872	1,019
Other liabilities	(149)	(556)
Net cash provided by (used in) operating activities	6,214	(9,826)
Cash Flows From Investing Activities
Purchase of investments:
Fixed maturity securities	(43,284)	(20,762)
Equity securities	(1,099)	(1,193)
Short-term investments	(85,806)	(55,569)
Proceeds from maturities of investments:
Fixed maturity securities	12,315	1,400
Proceeds from sales of investments:
Fixed maturity securities	27,426	5,771
Equity securities	1,200	1,004
Short-term investments	78,144	65,781
Purchases of property and equipment	(148)	(126)
Deconsolidation of affilate	—	(1,323)
Net cash used in investing activities	(11,252)	(5,017)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	36,066
Repurchase of common stock	(625)	—
Repurchase of preferred stock	—	(6,275)
Borrowings under debt arrangements	3,000	1,650
Repayment of borrowings under debt arrangements	(1,500)	(19,462)
Dividends paid to preferred shareholders	—	(384)
Payout of contingent consideration	—	(113)
Payment of offering costs	—	(1,546)
Net cash provided by financing activities	875	9,936
Net decrease in cash	(4,163)	(4,907)
Cash at beginning of period	12,703	18,488
Cash at end of period	$8,540	$13,581
Supplemental Disclosure of Cash Flow Information:
Interest paid	$343	$651
Net income taxes paid	47	—
Paid-in-kind dividends	—	61
Payable for securities - non cash item	1,464	—
 The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.     Summary of Significant Accounting Policies
 Basis of Presentation
 The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), American Colonial Insurance Company ("ACIC"), American Colonial Insurance Services ("ACIS") and Sycamore Insurance Agency, Inc ("SIA"). CIC, WPIC, RCIC and ACIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Conifer Holdings, Inc. is referred to as the "Parent Company."
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. The Company has applied the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results expected for the year ended December 31, 2016.
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
 Recently Issued Accounting Guidance
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-09, Disclosures about Short-Duration Contracts (Topic 944), which enhances disclosure requirements for insurance entities with short-duration insurance contracts. The enhanced disclosures under the new guidance will be provided by the Company in the financial statements for the year ended December 31, 2016, as required.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Reporting entities may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective for the Company on January 1, 2018, with early adoption permitted solely for the instrument-specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. Management is currently evaluating the impact of the guidance.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flow under Topic 230, Statement of Cash Flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. We have not yet completed the analysis of how adopting this guidance will affect our financial statements.
2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2016
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$5,862	$55	$(1)	$5,916
State and local government	11,472	469	(10)	11,931
Corporate debt	34,261	441	(33)	34,669
Commercial mortgage-backed and other asset-backed	60,665	671	(11)	61,325
Total fixed maturity securities available for sale	112,260	1,636	(55)	113,841
Equity Securities:
Common stocks - Public Utilities	172	37	—	209
Common stocks - Banks, Trusts and Insurance Companies	455	164	(1)	618
Common stocks - Industrial, miscellaneous and all other	2,744	963	(34)	3,673
Total equity securities available for sale	3,371	1,164	(35)	4,500
Total securities available for sale	$115,631	$2,800	$(90)	$118,341

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$5,474	$47	$(13)	$5,508
State and local government	14,391	398	(6)	14,783
Corporate debt	39,183	84	(483)	38,784
Commercial mortgage-backed and other asset-backed	48,165	164	(311)	48,018
Total fixed maturity securities available for sale	107,213	693	(813)	107,093
Equity Securities:
Common stocks - Public Utilities	122	20	(1)	141
Common stocks - Banks, Trusts and Insurance Companies	503	150	(7)	646
Common stocks - Industrial, miscellaneous and all other	2,716	836	(99)	3,453
Total equity securities available for sale	3,341	1,006	(107)	4,240
Total securities available for sale	$110,554	$1,699	$(920)	$111,333
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2016
	Less than 12 months			Greater than 12 months			Total
	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	5	$1,569	$(1)	—	$—	$—	5	$1,569	$(1)
State and local government	3	540	(10)	—	—	—	3	540	(10)
Corporate debt	7	2,275	(10)	9	3,989	(23)	16	6,264	(33)
Commercial mortgage and asset-backed	7	2,206	(8)	5	998	(3)	12	3,204	(11)
Total fixed maturity securities available for sale	22	6,590	(29)	14	4,987	(26)	36	11,577	(55)
Equity Securities:
Common stocks	22	338	(24)	5	189	(11)	27	527	(35)
Total equity securities available for sale	22	338	(24)	5	189	(11)	27	527	(35)
Total securities	44	$6,928	$(53)	19	$5,176	$(37)	63	$12,104	$(90)

	December 31, 2015
	Less than 12 months			Greater than 12 months			Total
	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	# of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	7	$2,580	$(7)	2	$679	$(6)	9	$3,259	$(13)
State and local government	8	2,688	(6)	—	—	—	8	2,688	(6)
Corporate debt	80	21,760	(438)	12	3,618	(45)	92	25,378	(483)
Commercial mortgage and asset-backed	67	32,539	(258)	5	2,175	(53)	72	34,714	(311)
Total fixed maturity securities available for sale	162	59,567	(709)	19	6,472	(104)	181	66,039	(813)
Equity Securities:
Common stock	86	782	(72)	3	79	(35)	89	861	(107)
Total equity securities available for sale	86	782	(72)	3	79	(35)	89	861	(107)
Total securities	248	$60,349	$(781)	22	$6,551	$(139)	270	$66,900	$(920)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit related OTTI loss, nor recognize a non-credit related OTTI loss in other comprehensive income for the three and nine months ended September 30, 2016 and 2015.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturity securities	$616	$551	$1,772	$1,614
Equity securities	23	24	75	69
Cash and short-term investments	7	—	13	4
Total investment income	646	575	1,860	1,687
Investment expenses	(86)	(70)	(235)	(227)
Net investment income	$560	$505	$1,625	$1,460

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturity securities:
Gross realized gains	$7	$6	$524	$74
Gross realized losses	—	(1)	(22)	(5)
Total fixed maturity securities	7	5	502	69
Equity securities:
Gross realized gains	79	30	230	233
Gross realized losses	(15)	(29)	(128)	(64)
Total equity securities	64	1	102	169
Total realized gains	$71	$6	$604	$238
 Proceeds from the sales of debt and equity securities available for sale were $28.6 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively.
 The table below summarizes the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at September 30, 2016. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,237	$8,241
Due after one year through five years	30,306	30,644
Due after five years through ten years	6,672	7,067
Due after ten years	6,380	6,564
Securities with contractual maturities	51,595	52,516
Commercial mortgage and asset backed	60,665	61,325
Total Fixed maturity securities	$112,260	$113,841
 At September 30, 2016 and December 31, 2015, the insurance companies had an aggregate of $9.3 million and $8.9 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. There

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,916	$—	$5,916	$—
State and local government	11,931	—	11,931	—
Corporate debt	34,669	—	34,669	—
Commercial mortgage-backed and other asset-backed	61,325	—	61,325	—
Total fixed maturity securities	113,841	—	113,841	—
Equity Securities, common stock	4,500	4,500	—	—
Short-term investments	14,053	14,053	—	—
Total assets measured at fair value	$132,394	$18,553	$113,841	$—

Liabilities:
Senior debt*	$14,250	$—	$14,250	$—
Total Liabilities measured at fair value	$14,250	$—	$14,250	$—
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
 * Carried at cost or amortized cost on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 14.0% of the fair value of the total investment portfolio as of September 30, 2016.
Level 2 investments include fixed maturity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 86.0% of the fair value of the total investment portfolio as of September 30, 2016.
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
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2016 and 2015, respectively.
4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three and nine months ended September 30, 2016 and 2015. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$13,182	$7,659	$12,102	$5,679

Deferred policy acquisition costs	6,287	8,528	19,383	15,742
Amortization of policy acquisition costs	(6,266)	(4,605)	(18,282)	(9,839)
Net change	21	3,923	1,101	5,903

Balance at end of period	$13,203	$11,582	$13,203	$11,582

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
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross reserves - beginning of period	$41,832	$32,357	$35,422	$31,531
Less: reinsurance recoverables on unpaid losses	5,890	5,022	5,405	3,224
Net reserves - beginning of period	35,942	27,335	30,017	28,307

Add: incurred losses and LAE, net of reinsurance:
Current period	11,989	9,894	35,135	27,234
Prior period	2,593	(81)	5,687	125
Total net incurred losses and LAE	14,582	9,813	40,822	27,359

Deduct: loss and LAE payments, net of reinsurance:
Current period	6,938	6,972	14,730	13,766
Prior period	3,926	2,650	16,449	14,374
Total net loss and LAE payments	10,864	9,622	31,179	28,140

Net reserves - end of period	39,660	27,526	39,660	27,526
Plus: reinsurance recoverables on unpaid losses	6,334	5,069	6,334	5,069
Gross reserves - end of period	$45,994	$32,595	$45,994	$32,595
The Company’s incurred losses during the three and nine months ended September 30, 2016 include prior-year adverse reserve development of $2.6 million and $5.7 million, respectively. In the third quarter of 2016, there was $759,000 and $584,000 of adverse development in the Florida homeowners and commercial automobile lines, respectively. For the nine months ended September 30, 2016, there was adverse development of $2.2 million from the Florida homeowners line and $2.1 million from the commercial automobile line. The balance of the adverse development stemmed from the general liability products, mostly related to the hospitality lines. On a year to date basis, however, the general liability products remain slightly redundant.
The Company’s incurred losses during the three and nine months ended September 30, 2015, reflect prior-year favorable reserve development of $81,000 and adverse development of $125,000, respectively. In the third quarter of 2015, there was $256,000 and $95,000 of favorable reserve development in the commercial multi-peril and homeowners lines, respectively. This favorable development was partially offset by $163,000 and $161,000 of adverse development in the run-off personal automobile and commercial automobile lines, respectively. For the nine months ended September 30, 2015, the adverse development was generated by the personal and commercial automobile lines, which totaled $494,000 and $696,000, respectively. This adverse development was partially offset by favorable development in other lines, including $530,000, $125,000 and $313,000 in the commercial multi-peril, other liability and workers' compensation lines, respectively.
6.     Reinsurance
In the normal course of business, the Company seeks to minimize the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. The Company participates in reinsurance agreements in order to limit its loss exposure including protecting against catastrophe losses. The Company primarily ceded all specific commercial risks in excess of $500,000 in both 2016 and 2015. Reinsurance does not discharge the direct insurer from liability to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables.
The Company assumes written premiums under a few fronting arrangements, most of which are net of other reinsurance arrangements. The fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a higher A.M. Best rating than the Company’s current rating, where the policies are written in a state where the Company is not licensed or for other strategic reasons. Assumed premiums is comprised entirely of these arrangements other than where there are premiums assumed from Citizens Property and Casualty Corporation (“Citizens”).
The following table presents the effects of such reinsurance and assumption transactions on premiums and losses and LAE (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Written premiums:
Direct	$22,340	$22,438	$66,473	$65,067
Assumed	6,157	1,804	17,143	3,438
Ceded	(3,863)	4,357	(10,755)	(10,298)
Net written premiums	$24,634	$28,599	$72,861	$58,207

Earned premiums:
Direct	$23,057	$21,136	$67,871	$60,487
Assumed	4,196	1,906	8,186	5,716
Ceded	(3,873)	(5,159)	(10,893)	(18,712)
Net earned premiums	$23,380	$17,883	$65,164	$47,491

Losses and LAE:
Direct	$13,616	$10,605	$41,460	$31,149
Assumed	1,750	1,082	4,106	1,887
Ceded	(784)	(1,874)	(4,744)	(5,677)
Net Losses and LAE	$14,582	$9,813	$40,822	$27,359

7.     Senior Debt
 The Company's senior debt facility ("Credit Facility") is comprised of three parts: a $17.5 million revolving line of credit ("Revolver"); a $5.0 million five-year term note ("Term Note") which commenced in October 2013; and a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"). Management is in the process of renewing the Revolver and on October 28, 2016, the expiration date was extended to December 1, 2016. A summary of the outstanding senior debt is as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Revolver	$6,500	$3,500
Term Note	2,000	2,750
2014 Term Note	5,750	6,500
Total	$14,250	$12,750
 The undrawn portion of the Revolver was $11.0 million as of September 30, 2016, and was available to finance working capital, fund other general corporate purposes and provide surplus contributions to the Company's Insurance Company Subsidiaries to support premium growth or strategic acquisitions.
The Credit Facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums-to-capital and surplus ratios, fixed-charge coverage ratio, risk-based capital ratios, and A.M. Best ratings of its Insurance Company Subsidiaries. At September 30, 2016, the Company was in compliance with all of its Credit Facility financial covenants.
8.     Shareholders’ Equity
 On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management is authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. Repurchases may be made from time to time, without prior notice. The Company may suspend or discontinue the program at any time. As of September 30, 2016, the Company had repurchased and retired 88,650 shares of stock valued at approximately $625,000.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

9. Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,504	$459	$182	$1,158
Other comprehensive income (loss) before reclassifications	(86)	379	1,065	104
Less: amounts reclassified from accumulated other comprehensive income (loss)	(26)	146	(197)	570
Net current period other comprehensive income (loss)	(60)	233	1,262	(466)
Balance at end of period	$1,444	$692	$1,444	$692
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Conifer	$(1,475)	$1,326	$(4,016)	$2,368
Preferred stock dividends	—	81	—	384
Paid-in-kind dividends	—	33	—	156
Net income (loss) allocable to common shareholders	$(1,475)	$1,212	$(4,016)	$1,828

Weighted average common shares, basic and diluted*	7,608,284	5,701,794	7,613,954	4,603,451

Earnings (loss) per share allocable to common, basic and diluted	$(0.19)	$0.21	$(0.53)	$0.40
* The nonvested shares of the restricted stock units were anti-dilutive as of September 30, 2016. Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended September 30, 2016.
11.     Stock-based Compensation

In 2015, the Company issued 390,352 restricted stock units (“RSU”) to executive officers and other employees to be settled in shares of common stock. The 2015 RSUs were valued at $4.1 million on the date of grant. On September 15, 2016 the Company issued 111,281 RSUs to executive officers and other employees valued at $909,000 on the date of grant. The Company recorded $212,000 and $621,000 of compensation expense related to the RSUs for the three and nine months ended September 30, 2016, respectively, and $100,000 of compensation expense related to the RSUs for the three and nine months ended September 30, 2015. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of September 30, 2016, was $4.1 million.

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
 The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries. However, the primary measure used for making decisions about resources to be allocated to an operating segment and assessing performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and other underwriting and operating expenses of the operating segments. Other underwriting and operating expenses primarily include compensation and related benefits for underwriting personnel, licensing of policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products primarily through a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Pennsylvania and Texas. For the nine months ended September 30, 2016 and 2015, gross written premiums attributable to these four states were 58% of the Company’s total gross written premiums.
 In addition to the reportable operating segments, the Company maintains a Corporate and Other category to reconcile segment results to the consolidated totals. The Corporate and Other category includes: (i) corporate operating expenses such as salaries and related benefits of the Company’s executive management team and finance and information technology personnel, and other corporate headquarters expenses, (ii) interest expense on the Company’s senior debt obligations; (iii) depreciation and amortization on property and equipment, and (iv) all investment income activity. All investment income activity is reported within net investment income and net realized investment gains on the consolidated statements of operations. The Company’s assets on the consolidated balance sheet are not allocated to the reportable segments.
The Company redefined its operating segments during the quarter ended June 30, 2016 and presented the segment information for the three and nine months ended September 30, 2016 in a manner consistent with the new operational management structure. The segment information for the three and nine months ended September 30, 2015, has been recast to be consistent with the new format.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information by reportable operating segment (dollars in thousands):

Three Months Ended September 30, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$20,759	$7,738	$—	$28,497
Net written premiums	$18,230	$6,404	$—	$24,634

Net earned premiums	$17,878	$5,502	$—	$23,380
Other income	81	101	121	303
Segment revenue	17,959	5,603	121	23,683
Losses and loss adjustment expenses, net	9,564	5,018	—	14,582
Policy acquisition costs	4,868	1,398	—	6,266
Operating expenses	1,803	779	2,128	4,710
Segment expenses	16,235	7,195	2,128	25,558
Segment underwriting gain (loss)	$1,724	$(1,592)	$(2,007)	$(1,875)

Investment income			560	560
Net realized investment gains			71	71
Interest expense			(168)	(168)
Income (loss) before equity earnings of affiliates and income taxes			$(1,544)	$(1,412)

Three Months Ended September 30, 2015	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$16,655	$7,587	$—	$24,242
Net written premiums	$20,786	$7,813	$—	$28,599

Net earned premiums	$13,621	$4,262	$—	$17,883
Other income	390	115	18	523
Segment revenue	14,011	4,377	18	18,406
Losses and loss adjustment expenses, net	7,043	2,770	—	9,813
Policy acquisition costs	3,448	1,157	—	4,605
Operating expenses	1,304	1,182	839	3,325
Segment expenses	11,795	5,109	839	17,743
Segment underwriting gain (loss)	$2,216	$(732)	$(821)	$663

Investment income			505	505
Net realized investment gains			6	6
Other gains			104	104
Interest expense			(181)	(181)
Income (loss) before equity earnings of affiliates and income taxes			$(387)	$1,097

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$62,725	$20,891	$—	$83,616
Net written premiums	$55,767	$17,094	$—	$72,861

Net earned premiums	$49,641	$15,523	$—	$65,164
Other income	263	419	147	829
Segment revenue	49,904	15,942	147	65,993
Losses and loss adjustment expenses, net	27,543	13,279	—	40,822
Policy acquisition costs	13,619	4,663	—	18,282
Operating expenses	5,147	2,214	6,023	13,384
Segment expenses	46,309	20,156	6,023	72,488
Segment underwriting gain (loss)	$3,595	$(4,214)	$(5,876)	$(6,495)

Investment income			1,625	1,625
Net realized investment gains			604	604
Interest expense			(468)	(468)
Income (loss) before equity earnings of affiliates and income taxes			$(4,115)	$(4,734)

Nine Months Ended September 30, 2015	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$50,723	$17,782	$—	$68,505
Net written premiums	$43,164	$15,043	$—	$58,207

Net earned premiums	$33,779	$13,712	$—	$47,491
Other income	1,064	351	77	1,492
Segment revenue	34,843	14,063	77	48,983
Losses and loss adjustment expenses, net	17,837	9,522	—	27,359
Policy acquisition costs	7,103	2,736	—	9,839
Operating expenses	3,987	1,805	4,844	10,636
Segment expenses	28,927	14,063	4,844	47,834
Segment underwriting gain (loss)	$5,916	$—	$(4,767)	$1,149

Investment income			1,460	1,460
Net realized investment gains			238	238
Other gains			104	104
Interest expense			(664)	(664)
Income (loss) before equity earnings of affiliates and income taxes			$(3,629)	$2,287
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2016 and 2015

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 15, 2016 with the U. S. Securities and Exchange Commission (“SEC”).
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
Business Overview
We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 47 states, we are licensed to write insurance as an admitted carrier in 38 states (including Washington, D.C.) and we offer our insurance products in all 50 states.
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
Through our personal insurance lines, we offer nonstandard homeowners insurance and dwelling fire insurance products ("low-value dwelling") to individuals in four states. Our low-value dwelling insurance line is comprised of dwelling insurance tailored for owners of lower valued homes, which is currently offered in Illinois, Indiana, Texas and Louisiana. Our wind-exposed homeowners line includes homeowners coverage exposed to hurricanes and other significant wind perils to under-served homeowners in Florida, Hawaii, and Texas.
Recent Developments
On October 21, 2016, the Company announced an update regarding Hurricane Matthew, which impacted the state of Florida and the Eastern Coast of the United States in October.
While the ultimate cost and impact on the Company’s financial results cannot be determined with exact certainty at this time, the Company currently estimates that its aggregate gross liabilities as a result of Hurricane Matthew will be approximately

$1.85 million.  The total, which will be reported in the current fourth quarter, is below the $5 million retention that is set through the Company's existing reinsurance program.
Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016.

Executive Overview
The Company reported a net loss of $1.5 million and $4.0 million for the three and nine months ended September 30, 2016, compared to net income of $1.1 million and $2.3 million for the same periods in 2015, respectively.
Net loss allocable to common shareholders was $1.5 million, or $0.19 per share, for the three months ended September 30, 2016, compared to net income of $1.2 million, or $0.21 per share, for the same periods in 2015.  Net loss allocable to common shareholders was $4.0 million, or $0.53 per share, for the nine months ended September 30, 2016, compared to net income of $1.8 million, or $0.40 per share, for the same periods in 2015.
Operating loss allocable to common shareholders was $1.5 million, or $0.20 per share, and $4.6 million, or $0.61, for the three and nine months ended September 30, 2016, respectively. This compares to operating income allocable to common shareholders of $1.1 million, or $0.19 per share, and $1.5 million, or $0.33 per share, for the same periods in 2015, respectively.
Our combined ratio was 107.9% and 109.9% for the three and nine months ended September 30, 2016, compared to 96.4% and 97.7% for the same periods in 2015, respectively. The combined ratio, excluding the prior year development ("accident year combined ratio"), was 96.9% and 101.4% for the three and nine months ended September 30, 2016, compared to 96.9% and 97.4% for the same periods in 2015, respectively.
The loss for the nine months ended September 30, 2016, was largely attributable to reserves in our commercial automobile and Florida homeowners businesses. In addition, the increase in expenses was due to the hiring of new underwriting personnel in commercial and personal lines, and other incremental hiring and infrastructure investments necessary to support the Company’s growth and public company status.
Our premium results for the nine months ended September 30, 2016, reflect the continued expansion of our commercial lines and repositioning of our personal lines. Our commercial lines gross written premiums organically grew by 23.7% in the nine months ended September 30, 2016, as compared to the same period in 2015. In addition, our personal lines gross written premiums grew 17.5% for the nine months ended September 30, 2016, compared to the same period in 2015. The increase in the gross written premiums for the first nine months of the year was generated from the Company's expansion in the hospitality, security services, low-value dwelling and wind-exposed homeowners lines of business.
Results of Operations For The Three Months Ended September 30, 2016 and 2015
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Gross written premiums	$28,497	$24,242	$4,255	17.6%
Net written premiums	$24,634	$28,599	$(3,965)	(13.9)%

Net earned premiums	$23,380	$17,883	$5,497	30.7%
Other income	303	523	(220)	(42.1)%
Losses and loss adjustment expenses, net	14,582	9,813	4,769	48.6%
Policy acquisition costs	6,266	4,605	1,661	36.1%
Operating expenses	4,710	3,325	1,385	41.7%
Underwriting gain (loss)	(1,875)	663	(2,538)	*
Net investment income	560	505	55	10.9%
Net realized investment gains	71	6	65	*
Other gains	—	104	(104)	*
Interest expense	168	181	(13)	(7.2)%
Income (loss) before equity earnings in affiliate and income taxes	(1,412)	1,097	(2,509)	*
Equity earnings (losses) of affiliates, net of tax	(47)	—	(47)	*
Income tax expense (benefit)	16	(48)	64	*
Net income (loss)	$(1,475)	$1,145	$(2,620)	*

Underwriting Ratios:
Loss ratio (1)	61.6%	53.3%
Expense ratio (2)	46.3%	43.1%
Combined ratio (3)	107.9%	96.4%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the three months ended September 30, 2016 and 2015 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Gross written premiums
Commercial lines	$20,759	$16,655	$4,104	24.6%
Personal lines	7,738	7,587	151	2.0%
Total	$28,497	$24,242	$4,255	17.6%

Net written premiums
Commercial lines	$18,230	$20,786	$(2,556)	(12.3)%
Personal lines	6,404	7,813	(1,409)	(18.0)%
Total	$24,634	$28,599	$(3,965)	(13.9)%

Net Earned premiums
Commercial lines	$17,878	$13,621	$4,257	31.3%
Personal lines	5,502	4,262	1,240	29.1%
Total	$23,380	$17,883	$5,497	30.7%

Gross written premiums increased $4.3 million, or 17.6%, to $28.5 million for the three months ended September 30, 2016, as compared to $24.2 million for the same period in 2015. The increase was driven by continued growth in both our commercial and personal lines business which reflects the execution of our growth initiatives in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.
 Commercial lines gross written premiums increased $4.1 million, or 24.6%, to $20.8 million in the third quarter of 2016, as compared to $16.7 million for the third quarter of 2015. This increase was primarily driven by the organic growth in our hospitality programs.
 Personal lines gross written premiums increased $0.2 million, or 2.0%, to $7.7 million in the third quarter of 2016, as compared to $7.6 million for the same period in 2015. The increase was the result of management's strategic decision to increase our low-value dwelling homeowners business and decrease our Florida homeowners business. Our low-value dwelling homeowners business grew 23.9%, while our Florida homeowners business decreased 13.6%, compared to the same period in 2015.
 Net written premiums decreased $4.0 million, or 13.9%, to $24.6 million for the three months ended September 30, 2016, as compared to $28.6 million for the same period in 2015. This decrease was primarily driven by the $7.9 million reversal of ceded written premiums in 2015 from the termination of a quota share reinsurance agreement which occurred on August 1, 2015. The quota share arrangement was terminated as management determined the Company no longer needed the leverage support of this reinsurance arrangement due to the added capital raised from the IPO. Excluding the impact of the quota share reinsurance, the net written premiums for the three months ended September 30, 2016 increased $3.9 million, or 18.7%, compared to the same period in 2015. This is consistent with the increase in gross written premium for the same period.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended September 30, 2016 decreased $220,000, or 42.1%, to $303,000 as compared to $523,000 for the same period in 2015. The decrease was due to the deconsolidation of the Affiliate which occurred on September 30, 2015.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended September 30, 2016 and 2015 (dollars in thousands).

Three Months Ended September 30, 2016	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$7,824	$4,166	$11,990
Net (favorable) adverse development	1,740	852	2,592
Calendar year net loss and LAE	$9,564	$5,018	$14,582

Accident year loss ratio	43.6%	74.3%	50.6%
Net (favorable) adverse development	9.7%	15.2%	11.0%
Calendar year loss ratio	53.3%	89.5%	61.6%

Three Months Ended September 30, 2015	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$7,192	$2,702	$9,894
Net (favorable) adverse development	(149)	68	(81)
Calendar year net loss and LAE	$7,043	$2,770	$9,813

Accident year loss ratio	51.3%	61.7%	53.8%
Net (favorable) adverse development	(1.0)%	1.6%	(0.5)%
Calendar year loss ratio	50.3%	63.3%	53.3%

Net losses and LAE increased by $4.8 million, or 48.6%, for the three months ended September 30, 2016, as compared to the same period in 2015. The increase was due to a 30.7% increase in net earned premiums and reserve development from prior years. The calendar year loss ratios were 61.6% and 53.3% for the three months ended September 30, 2016 and 2015, respectively. The 8.3 percentage point increase in our loss ratio was primarily attributable to the reserve strengthening in our Florida homeowners and commercial automobile lines of business.
Overall reserve development on prior accident years in the third quarter of 2016 was $2.6 million of adverse development, or 11.0 percentage points on the loss ratio. This was primarily due to $759,000, $944,000, and $584,000 of adverse reserve development in the Florida homeowners, commercial multi-peril ("CMP") liability line and commercial automobile lines of business, respectively.
Total reserve development on prior accident years in the third quarter of 2015 was slightly favorable by $81,000, or 0.5 percentage points.
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
The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2016	2015
Commercial Lines
Policy acquisition costs	27.1%	24.6%
Operating expenses	10.0%	9.3%
Total	37.1%	33.9%

Personal Lines
Policy acquisition costs	25.0%	26.4%
Operating expenses	13.9%	27.0%
Total	38.9%	53.4%

Corporate and Other
Operating expenses	9.0%	4.6%
Total	9.0%	4.6%

Consolidated
Policy acquisition costs	26.5%	25.0%
Operating expenses	19.8%	18.1%
Total	46.3%	43.1%
 Our expense ratio increased 3.2 percentage points in the three months ended September 30, 2016, as compared to the same period in 2015. The increase in the ratio was mainly due to the impact of the 2015 termination of the 25% quota share reinsurance arrangement, the hiring of new underwriting managers in commercial and personal lines, and other incremental hiring and infrastructure investments necessary to support the Company’s growth and public company status.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended September 30, 2016 and 2015, the percentage of policy acquisition costs to net earned premiums and other income was approximately 26.5% and 25.0%, respectively. The increase in the policy acquisition cost ratio was primarily driven by the termination of the 25% quota share reinsurance arrangement in which we received a 37% ceding commission on the ceded premiums. The ceding commission reduced commission expense included in policy acquisition costs for 2015 up to the termination on August 1, 2015. Because the ceding commission did not exist in 2016, the acquisition costs ratio was higher for the three months ended September 30, 2016.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 19.8% and 18.1% for the three months ended September 30, 2016 and 2015, respectively. The increase in the operating expense ratio was primarily due to increased costs associated with new underwriting teams and public company expenses. We expect this ratio to trend lower as earned premium grows.
Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended September 30, 2016 and 2015 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Commercial Lines	$1,724	$2,216	$(492)	(22.2)%

Personal Lines	(1,592)	(732)	(860)	117.5%

Corporate and Other	(2,007)	(821)	(1,186)	144.5%
Total	$(1,875)	$663	$(2,538)	*
* Percentage change is not meaningful

Results of Operations For The Nine Months Ended September 30, 2016 and 2015
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Gross written premiums	$83,616	$68,505	$15,111	22.1%
Net written premiums	$72,861	$58,207	$14,654	25.2%

Net earned premiums	$65,164	$47,491	$17,673	37.2%
Other income	829	1,492	(663)	(44.4)%
Losses and loss adjustment expenses, net	40,822	27,359	13,463	49.2%
Policy acquisition costs	18,282	9,839	8,443	85.8%
Operating expenses	13,384	10,636	2,748	25.8%
Underwriting gain (loss)	(6,495)	1,149	(7,644)	*
Net investment income	1,625	1,460	165	11.3%
Net realized investment gains	604	238	366	153.8%
Other gains	—	104	(104)	*
Interest expense	468	664	(196)	(29.5)%
Income (loss) before equity earnings in affiliate and income taxes	(4,734)	2,287	(7,021)	*
Equity earnings (losses) of affiliates, net of tax	111	—	111	*
Income tax expense (benefit)	(607)	—	(607)	*
Net income (loss)	$(4,016)	$2,287	$(6,303)	*

Underwriting Ratios:
Loss ratio (1)	61.9%	55.9%
Expense ratio (2)	48.0%	41.8%
Combined ratio (3)	109.9%	97.7%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

Summary of Premium Revenue

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Gross written premiums
Commercial lines	$62,725	$50,723	$12,002	23.7%
Personal lines	20,891	17,782	3,109	17.5%
Total	$83,616	$68,505	$15,111	22.1%

Net written premiums
Commercial lines	$55,767	$43,164	$12,603	29.2%
Personal lines	17,094	15,043	2,051	13.6%
Total	$72,861	$58,207	$14,654	25.2%

Net Earned premiums
Commercial lines	$49,641	$33,779	$15,862	47.0%
Personal lines	15,523	13,712	1,811	13.2%
Total	$65,164	$47,491	$17,673	37.2%

Gross written premiums increased $15.1 million, or 22.1%, to $83.6 million for the nine months ended September 30, 2016, as compared to $68.5 million for the same period in 2015. The increase was driven by continued growth in both our commercial and personal lines business which reflects the execution of our growth initiatives in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.
 Commercial lines gross written premiums increased $12.0 million, or 23.7%, to $62.7 million for the nine months ended September 30, 2016, as compared to $50.7 million for the same period in 2015. This increase was primarily driven by the organic growth in our hospitality programs.
 Personal lines gross written premiums increased $3.1 million, or 17.5%, to $20.9 million for the nine months ended September 30, 2016, as compared to $17.8 million for the same period in 2015. The increase was driven by our low-value dwelling and wind-exposed homeowners business which grew 43.2% and 17.7%, respectively, compared to the same period in 2015. The growth in these lines was partially offset by a reduction in gross written premiums in the personal automobile business which is in run-off.
 Net written premiums increased $14.7 million, or 25.2%, to $72.9 million for the nine months ended September 30, 2016, as compared to $58.2 million for the same period in 2015. This result is consistent with the 22.1% increase in gross written premiums.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the nine months ended September 30, 2016 decreased $663,000, or 44.4%, to $829,000 as compared to $1.5 million for the same period in 2015. The decrease was primarily due to the deconsolidation of the Affiliate which occurred on September 30, 2015.
Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the nine months ended September 30, 2016 and 2015 (dollars in thousands).

Nine months ended September 30, 2016	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$24,632	$10,503	$35,135
Net (favorable) adverse development	2,911	2,776	5,687
Calendar year net loss and LAE	$27,543	$13,279	$40,822

Accident year loss ratio	49.4%	65.9%	53.4%
Net (favorable) adverse development	5.8%	17.4%	8.5%
Calendar year loss ratio	55.2%	83.3%	61.9%

Nine months ended September 30, 2015	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$18,109	$9,125	$27,234
Net (favorable) adverse development	(272)	397	125
Calendar year net loss and LAE	$17,837	$9,522	$27,359

Accident year loss ratio	52.0%	64.9%	55.6%
Net (favorable) adverse development	(0.8)%	2.8%	0.3%
Calendar year loss ratio	51.2%	67.7%	55.9%

Net losses and LAE increased by $13.5 million, or 49.2%, for the nine months ended September 30, 2016, as compared to the same period in 2015. The calendar year loss ratios were 61.9% and 55.9% for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to a 37.2% increase in net earned premiums and reserve development from prior years. The 6.0 percentage point increase in our loss ratio was primarily attributable to the reserve strengthening in our Florida homeowners and commercial automobile lines of business.
Overall reserve development on prior accident years for the nine months ended September 30, 2016 was $5.7 million of adverse development, or 8.5 percentage points on the loss ratio. This was made up of $2.2 million, $2.1 million, and $505,000 of adverse reserve development in the Florida homeowners, commercial automobile and personal automobile lines of business, respectively. In the first nine months of 2016, the CMP liability line of business had slightly favorable development of $76,000.
Total reserve development on prior accident years in the first nine months of 2015 was slightly adverse by $125,000, or 0.3 percentage points.
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
The table below provides the expense ratio by major component.

	Nine Months Ended September 30,
	2016	2015
Commercial Lines
Policy acquisition costs	27.3%	20.4%
Operating expenses	10.3%	11.4%
Total	37.6%	31.8%

Personal Lines
Policy acquisition costs	29.2%	19.5%
Operating expenses	13.9%	12.8%
Total	43.1%	32.3%

Corporate and Other
Operating expenses	9.1%	9.9%
Total	9.1%	9.9%

Consolidated
Policy acquisition costs	27.7%	20.1%
Operating expenses	20.3%	21.7%
Total	48.0%	41.8%
 Our expense ratio increased 6.2 percentage points in the nine months ended September 30, 2016, as compared to the same period in 2015. The increase in the ratio was primarily due to the impact of the quota share reinsurance arrangement on the 2015 expense ratio, the hiring of new underwriting managers in commercial and personal lines, and other incremental hiring and infrastructure investments necessary to support the Company’s growth and public company status.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the nine months ended September 30, 2016 and 2015, the percentage of policy acquisition costs to net earned premiums and other income was approximately 27.7% and 20.1%, respectively. The increase in the policy acquisition cost ratio was primarily driven by the termination of the 25% quota share reinsurance arrangement in which we received a 37% ceding commission on the ceded premiums. The ceding commission reduced commission expense included in policy acquisition costs for 2015 up to the termination on August 1, 2015. Because the ceding commission did not exist in 2016, the acquisition costs ratio was higher for the nine months ended September 30, 2016.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 20.3% and 21.7% for the nine months ended September 30, 2016 and 2015, respectively. Earned premium growth on a more fixed operating expense structure has helped to reduce the operating expense ratio, which is expected to continue to decline in the near term.
Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

Underwriting Gain (Loss)

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Commercial Lines	$3,595	$5,916	$(2,321)	(39.2)%

Personal Lines	(4,214)	—	(4,214)	*

Corporate and Other	(5,876)	(4,767)	(1,109)	23.3%
Total	$(6,495)	$1,149	$(7,644)	*
* Percentage change is not meaningful
Investment Income
Net investment income increased by $165,000, or 11.3%, to $1.6 million for the nine months ended September 30, 2016, as compared to $1.5 million for the same period in 2015. This increase was the result of growth of the investment portfolio and a change in the mix of investments. Average invested assets through the third quarter of 2016 were $125.1 million as compared to $106.7 million in 2015, an increase of $18.4 million, or 17.2%. As of September 30, 2016, the average invested asset balance was comprised of 88.3% of fixed maturity securities, 3.5% of equity securities and 8.2% of short term investments, compared to the September 30, 2015 mix of 85.3% of fixed maturity securities, 3.8% of equity securities and 10.9% of short term investments.
The portfolio’s average quality was AA at September 30, 2016 and December 31, 2015. The portfolio produced a tax equivalent book yield of 2.04% and 2.18% for the nine months ended September 30, 2016 and 2015, respectively. The average duration of the fixed maturity portfolio was 3.0 years at September 30, 2016 and 3.1 years at December 31, 2015.
Interest Expense
Interest expense was $468,000 and $664,000 for the nine months ended September 30, 2016 and 2015, respectively. Interest expense decreased primarily due to the reduction in outstanding borrowings. The outstanding borrowings under the Revolver were repaid from the proceeds received from the Company’s IPO, in August 2015.
Income Tax Expense
For the nine months ended September 30, 2016, the Company had $607,000 of income tax benefit which is largely the result of the tax impact of changes in the valuation allowance on its deferred taxes related to changes in unrealized gains. For the nine months ended September 30, 2015, the Company had $0 of income tax expense due to a valuation allowance that offset any use of prior period net operating loss carry forwards.
Liquidity and Capital Resources
Sources and Uses of Funds
At September 30, 2016, we had $22.6 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
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

Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were $2.0 million of dividends paid from our Insurance Company Subsidiaries during the nine months ended September 30, 2016.
Cash Flows
Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2016, was $6.2 million as compared to $9.8 million used in operating activities for the same period in 2015. The increase in cash provided by operations was attributable to the overall growth of the business.
Investing Activities. Cash used in investing activities for the nine months ended September 30, 2016, was $11.3 million as compared to $5.0 million for the same period in 2015. The fluctuation in the funds used in routine investing activities correlates with the growth in the Company’s business. We continue to invest in additional securities as premiums are collected faster than claims are paid out.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2016, was $0.9 million as compared to $9.9 million used in financing activities for the same period in 2015. The higher cash provided by financing activities in 2015 was from the proceeds of the initial public offering, partially offset by the repayment of the line of credit.
Outstanding Debt
We are party to a $30.0 million senior credit facility with Comerica Bank which currently is comprised of three parts: a $5.0 million five-year term note ("Term Note") which commenced in October 2013; a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"); and a $17.5 million revolving line of credit ("Revolver"). Management is in the process of renewing the Revolver and on October 28, 2016, the expiration date was extended to December 1, 2016. Our total outstanding senior debt at September 30, 2016, was $14.3 million. Our minimum principal and interest payments on our senior debt for the remaining three months of 2016 is estimated to be $7.1 million, $5.6 million for 2017-2018, and $2.0 million for 2019-2020. Refer to Note 7 ~ Senior Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP (accounting principles generally accepted in the United States -“GAAP”) measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $66.7 million and $71.2 million at September 30, 2016 and December 31, 2015, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) allocable to common shareholders	$(1,475)	$1,212	$(4,016)	$1,828
Net realized gains, net of tax	71	110	604	342
Operating income (loss) allocable to common shareholders	$(1,546)	$1,102	$(4,620)	$1,486
Weighted average common shares diluted	7,608,284	5,701,794	7,613,954	4,603,451
Diluted income (loss) per common share:
Net income (loss) per share	(0.19)	0.21	(0.53)	0.40
Net realized gains, net of tax, per share	0.01	0.02	0.08	0.07
Operating income (loss) per share	(0.20)	0.19	(0.61)	0.33

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2016. Our market risk sensitive instruments are primarily related to our fixed-income securities.
Interest Rate Risk
At September 30, 2016, the fair value of our investment portfolio, excluding cash and cash equivalents, was $133.2 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of September 30, 2016 was approximately 3.0 years and 3.1 years at December 31, 2015.
The table below illustrates the sensitivity of the fair value of our fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of September 30, 2016. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of September 30, 2016	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$118,797	$(7,717)	(6.1)%	(11.1)%
100 basis point increase	122,719	(3,795)	(3.0)%	(5.5)%
No change	126,514	—	—%	—%
100 basis point decrease	129,550	3,036	2.4%	4.4%
200 basis point decrease	130,436	3,922	3.1%	5.7%

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
At September 30, 2016, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $14.8 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2016. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2016.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2016, we implemented a new general ledger system which was integrated into our financial reporting process. Implementation of this new system involved changes to our financial reporting procedures and controls. Our management believes that appropriate internal controls are in place with the new system. There were no other significant changes in our internal control over financial reporting during the three month period ended September 30, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2016, which is hereby incorporated by reference.

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

Issuer purchase of Equity Securities
Period of purchases	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum dollars yet to be used for stock purchases (in thousands)
February 25, 2016 to February 29, 2016	—	—	—	$2,100
March 1, 2016 to March 31, 2016	33,833	$6.79	33,833	1,869
April 1, 2016 to April 30, 2016	—	—	33,833	1,869
May 1, 2016 to May 31, 2016	32,830	$6.65	66,663	1,649
June 1, 2016 to June 30, 2016	—	—	66,663	1,649
July 1, 2016 to July 31, 2016	—	—	66,663	1,649
August 1, 2016 to August 31, 2016	1,201	$7.50	67,864	1,640
September 1, 2016 to September 30, 2016	20,786	$7.96	88,650	1,474

Total for the Nine Months Ended September 30, 2016	88,650	$7.02

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	XBRL Instance Document
101.SCH	SBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: November 9, 2016