Form 10-K
period 2016-12-31
Conifer Holdings, Inc.
filed 2017-03-15
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock, no par value, as of March 10, 2017, was 7,633,070.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-K

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS
Legal Organization
Conifer Holdings, Inc. (Nasdaq: CNFR) is a Michigan‑domiciled insurance holding company formed in 2009. Our principal executive offices are located at 550 W. Merrill, Suite 200, Birmingham, MI 48009 (telephone number: (248) 559-0840). Our corporate website address is www.cnfrh.com.
As used in this Form 10-K, references to “Conifer,” “Conifer Holdings,” “the Company,” “our Company,” “we,” “us,” and “our” refer to Conifer Holdings, Inc., a Michigan corporation, and its wholly owned subsidiaries Conifer Insurance Company (“CIC”), Red Cedar Insurance Company (“RCIC”), White Pine Insurance Company (“WPIC”), American Colonial Insurance Services (“ACIS”) and Sycamore Insurance Agency, Inc. (“SIA”). CIC, RCIC and WPIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc is referred to as the "Parent Company." On December 30, 2016, the Company's wholly owned subsidiary, American Colonial Insurance Company ("ACIC") was merged into WPIC.
Business Overview
Through our Insurance Company Subsidiaries, we offer insurance coverage in both specialty commercial and specialty personal product lines. Currently, we are authorized to write insurance as an excess and surplus lines (“E&S”) carrier in 44 states, we are licensed to write insurance in 40 states as an admitted carrier and we offer our insurance products in all 50 states.
Many of our products are targeted to traditionally profitable classes of policyholders that we believe are underserved by other insurers. We market and sell these insurance products through a growing network of over 6,300 independent agents that distribute our policies through their approximately 2,200 sales offices. We are focused on growing our business in non‑commoditized property and casualty insurance markets, while maintaining underwriting discipline and a conservative investment strategy.
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
In our commercial lines business, we seek to differentiate ourselves and provide value to small business owner‑operators by bundling different insurance products that meet a significant portion of their insurance needs. For example, in the hospitality market we offer property, casualty, and liquor liability, as well as, in some jurisdictions, workers’ compensation coverage. The breadth of our specialty commercial insurance products enables our small business customers, many of whom do not have dedicated risk management personnel, and their agents to save the administrative costs and time required to seek coverage for these items from separate insurers. As such, we compete for commercial lines business based on our flexible product offerings and customer service, rather than on pricing alone. Our target commercial lines customer has an average account size of $4,500 in premium.
We also have substantial expertise in providing specialty homeowners insurance products to targeted customers that are often underserved by other homeowners insurance carriers. Our personal lines products primarily include the following:

•	Low-value dwelling insurance tailored for owners of lower valued homes, which we currently offer in Illinois, Indiana, Louisiana and Texas; and

•	Wind-exposed catastrophe coverage, including hurricane and wind coverage, to under-served homeowners in Hawaii, Texas and Florida.
In our personal lines business, we target homeowners in need of specific catastrophe coverage or dwelling insurance that are currently underserved by the insurance market, due to the modest value of their homes or the exposure to natural catastrophes in their geographic area. Because these homeowners are underserved, this portion of the market is typically subject to less pricing pressure from larger nationwide insurers that offer a more commoditized product. We believe our underwriting expertise enables us to compete effectively in these markets by evaluating and appropriately pricing risk. In addition, we believe our willingness to meet these underserved segments of the personal lines insurance market fosters deeper relationships with, and increased loyalty from, the agents who distribute our products. Our target personal lines customer has an average account size of $1,100 in premium.
Overall, we seek multi-line distribution of our premiums earned between commercial and personal lines to better diversify our business and mitigate the potential cyclical nature of either market.
Geographic Diversity and Mix of Business
While we pursue top line premium growth, we do not do so at the expense of losing underwriting discipline. Our underwriters have the experience and institutional flexibility to recognize when to exit certain products in favor of more profitable opportunities as insurance market conditions dictate. The following tables summarize our gross written premiums by segment and state for the years indicated therein (dollars in thousands):

		Gross Written Premium by Segment
	2016	%	2015	%	2014	%
Commercial	$88,242	77%	$68,197	73%	$55,056	66%
Personal	26,681	23%	25,553	27%	28,791	34%
Total	$114,923	100%	$93,750	100%	$83,847	100%

	Gross Written Premiums by State
	2016	%	2015	%	2014	%
Florida	$23,910	20.7%	$23,048	24.6%	$24,295	29.2%
Michigan	17,572	15.4%	16,074	17.1%	14,373	17.1%
Texas	12,993	11.3%	10,381	11.1%	7,987	9.5%
Pennsylvania	10,718	9.3%	12,931	13.8%	12,316	14.7%
Indiana	4,582	4.0%	6,068	6.5%	6,644	7.9%
Hawaii	3,885	3.4%	2,661	2.8%	274	0.3%
Ohio	3,556	3.1%	3,693	3.9%	2,966	3.5%
Montana	3,041	2.6%	2,945	3.1%	2,423	2.9%
Colorado	2,544	2.2%	1,249	1.3%	120	0.1%
Illinois	1,786	1.6%	2,453	2.6%	4,015	4.8%
West Virginia	1,715	1.5%	1,518	1.6%	1,298	1.5%
All Other States	28,621	24.9%	10,729	11.6%	7,136	8.5%
Total	$114,923	100.0%	$93,750	100.0%	$83,847	100.0%
The Conifer Approach
We have built our business in a manner that is designed to adapt to changing market conditions and deliver predictable results over time. The following highlights key aspects of our model that contribute to our balanced approach:

•
Focus on under-served markets. We focus on providing specialty insurance products to targeted policyholders in under-served markets. We believe that most of our small business customers, many of which are owner‑operated, value the efficiency of dealing with a single insurer for multiple products. By targeting small- to medium-sized accounts, we add value to the business owner directly without competing solely on price.

•
Strong relationships with our agents. We develop strong relationships with our independent agents and provide them with competitive products to offer policyholders, responsive service and attractive commissions. We believe our agents understand that we view them as key partners in risk selection that help us serve our ultimate client-the insured.

•
Deep understanding of the business and regulatory landscapes of our markets. The competition for insurance business and the regulatory operating environment vary significantly from state to state. Our business plan includes identification of market opportunities in jurisdictions where due to regulatory conditions, our insurance products can profitably suit the needs of our potential customers. We focus on tailoring our business to concentrate on the geographic markets and regulatory environments with the greatest opportunities for growth and profitability.

•
Emphasis on flexibility. We offer coverage to our insureds both on an E&S and admitted basis. We believe this flexibility enables us to pivot effectively between E&S and admitted policies as customer needs and regulatory conditions dictate.

•
Conservative risk management with an emphasis on lowering volatility. We focus on the risk/reward of insurance underwriting, while maintaining a prudent investment policy. We employ conservative risk management practices and opportunistically purchase reinsurance to minimize our exposure to liability for individual risks. In addition, we seek to maintain a diversified liquid investment portfolio to reduce overall balance sheet volatility. As of December 31, 2016, our investments primarily consisted of fixed income investments with an average credit rating of “AA” and an average duration of 3.2 years.

Our Competitive Strengths
We believe the following competitive strengths have allowed us to grow our business and will continue to support our strategic growth initiatives:

•
Talented underwriters with broad expertise. Our underwriters have significant experience managing account profitability across market cycles. With an average of over 26 years of experience, our senior underwriters possess the required expertise to respond appropriately to market forces.

•
Controlled and disciplined underwriting. We underwrite substantially all policies to our specific guidelines with our experienced, in-house underwriting team. We customize the coverages we offer, and continually monitor our markets and respond to changes in our markets by adjusting our pricing, product structures and underwriting guidelines. By tailoring the terms and conditions of our policies, we align our actual underwriting risk with the profit of each insurance account that we write.

•
Proactive claims handling. We have a proactive claims handling philosophy that utilizes an internal team of experienced in-house attorneys to manage and supervise our claims from inception until resolution. We pay what we owe, contest what we don't, and make sound judgment for those claims that fall in between. Our proactive handling of claims reinforces our relationships with our customers and agents by demonstrating our willingness to defend our insureds aggressively and help them mitigate losses.

•
Proven management team. Our senior management team has an average of over 22 years of experience in the insurance industry. Our senior management team has successfully created, managed and grown numerous insurance companies and books of business, and has longstanding relationships with many independent agents and policyholders in our targeted markets.

•
Ability to leverage technology to drive efficiency. As a relatively new insurance company, we are not burdened with inefficient legacy systems. We utilize a web‑based information technology system that creates greater organizational efficiency in our company. Leveraging the infrastructure of programmers and support staff of third‑party vendors allows our in‑house business analysts to focus on new product development and roll‑out. We believe this capability reduces our time to market for new products, enhances services for insureds, increases our ability to capture data, and reduces cost.

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
In 2016, our top six select agencies, including affiliated agencies, accounted for approximately 59% of our gross written premiums in our commercial lines, and our top four select agencies, including affiliated agencies accounted for approximately 52% of our gross written premiums in our personal lines. We have long term relationships with each of these agencies. We anticipate our concentration in these agencies will decrease in future periods as we establish relationships with additional agencies, as part of our strategic growth plan. Our Insurance Company Subsidiaries market and distribute their products mainly through an independent agency network, but we do utilize a few managing general agents and certain key wholesalers when appropriate.

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
In addition to marketing to individual agents, we formed Sycamore Insurance Agency to review specific opportunities to write select business on a direct basis. SIA also owns 50% of a small insurance agency that places small commercial risks, mainly for alarm and security guard markets.
Underwriting
We are focused on underwriting profitability and effective enterprise risk management. With an average of over 26 years of experience, our senior underwriters have the experience to properly manage account profitability across market cycles.
Our focus in the hospitality industry centers on small to medium-sized businesses. Our underwriting philosophy for our specialty commercial risks in this industry is to look at each risk individually and selectively before writing any policies. We remain focused on the small to medium-sized, well operated business, where the owner is often on site and in a better position to efficiently and safely run the overall operations. We understand the risks associated with the smaller enterprises and, due to lighter competition, believe we can receive a fair premium to compensate for the risk taken.
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
Commercial Lines. In writing commercial lines policies, we frequently employ tailored limiting endorsements, rating surcharges and customized limits to align our product offerings to the risk profile of the class and the specific policyholder being underwritten. Furthermore, we consistently monitor our markets so that we are able to quickly implement changes in pricing, underwriting guidelines and product offerings as necessary to remain competitive. We do not pursue commercial product lines where competition is based primarily on price. We augment our own internally developed pricing models with benchmark rates and policy terms set forth by the Insurance Services Office, or ISO. The ISO system is a widely recognized industry resource for common and centralized rates and forms. It provides advisory ratings, statistical and actuarial services, sample policy provisions and other services to its members.
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
Claims
We believe that effective claims management is vitally important to our success, allowing us to cost effectively pay valid claims, while vigorously defending those claims that lack merit. Our claims department consists of experienced claims professionals located in Michigan, Florida, Pennsylvania and Tennessee. We utilize a proactive claims handling philosophy and seek to internally manage or supervise all of our claims from inception until settlement. By handling our claims internally, we can quickly assess claims, improve communication with our policyholders and claimants and better control our claims management costs.

We have several in‑house attorneys with considerable legal experience in trying cases in the lines of business upon which we concentrate. Included among these attorneys is our head in‑house litigator, who consults on all trials and has 23 years of litigation experience. We also have numerous seasoned property and liability adjusters which allow us to manage our claims exposures more carefully, across all markets. In addition, our claims professionals utilize a network of independent local adjusters and appraisers to assist with specific aspects of claims investigations, such as securing witness statements and conducting initial appraisals in states where it is practical to do so. These outside vendors are compensated based on pre‑negotiated fee schedules to control overall costs.
Claims personnel are organized by line of business, with specific managers assigned as supervisors for each line of business. Reserving and payment authority levels of claims personnel are set by our Senior Vice President of claims and our Executive Vice President. Those limits of authority are integrated into our claims information technology systems to ensure strict compliance.
Initial claim reserves are determined and set using our statistical averages of paid indemnity and loss adjustment expenses by line of business. After reviewing statistical data and consulting with our internal actuary, our senior vice president of claims, together with other members of management, set initial reserves by line of business. Once initial reserves have been set, reserves are evaluated periodically as specific claim information changes to generate management’s overall best estimate of reserves. In addition, claim reviews with in‑house adjusters and attorneys provide a regular opportunity to review the adequacy of reserves. Changes to claims reserves are made by senior management based on claim developments and input from these attorneys and adjusters. We utilize an in‑house, experienced and fully credentialed actuary to support our financial efforts. A full ground-up reserve analysis is completed in the third quarter of each year, with a roll forward to a final reserve review for year-end.
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

Loss Reserve Development
The following table presents the development of our loss and loss adjustment expenses ("LAE") reserves from 2009 through 2016, net of reinsurance recoverables (dollars in thousands).

		Year Ended December 31,
	2009	2010	2011	2012	2013	2014	2015	2016

Net liability for losses and loss expenses	$911	$18,795	$17,164	$17,547	$24,956	$28,307	$30,017	$47,993
Liability re‑estimated as of:
One year later	$764	16,565	12,807	13,508	23,763	29,321	40,238
Two years later	593	13,071	9,870	13,601	25,521	33,274
Three years later	495	10,300	10,038	13,821	26,560
Four years later	452	10,698	10,064	13,860
Five years later	434	10,926	10,227
Six years later	434	11,215
Seven years later	434

Net cumulative redundancy (deficiency)	$477	$7,580	$6,937	$3,687	$(1,604)	$(4,967)	$(10,221)

Cumulative amount of net liability paid as of:
One year later	$253	$4,112	$3,383	$5,186	$13,245	$16,091	$20,020
Two years later	315	6,277	6,092	9,106	19,711	24,060
Three years later	426	8,302	7,917	11,444	23,241
Four years later	434	9,372	8,788	13,015
Five years later	434	9,971	9,730
Six years later	434	10,799
Seven years later	434

Gross liability‑end of year	911	32,047	29,574	24,843	28,908	31,531	35,422	54,651
Reinsurance recoverable on unpaid losses	—	13,252	12,410	7,296	3,952	3,224	5,405	6,658
Net liability‑end of year	911	18,795	17,164	17,547	24,956	28,307	30,017	47,993

Gross liability re‑estimated‑latest	434	21,316	17,849	19,579	31,475	36,909	49,398
Reinsurance recoverable on unpaid losses re‑estimated‑latest	—	10,101	7,622	5,719	4,915	3,635	9,160
Net liability re‑estimated‑latest	434	11,215	10,227	13,860	26,560	33,274	40,238

Gross cumulative redundancy (deficiency)	$477	$10,731	$11,725	$5,264	$(2,567)	$(5,378)	$(13,976)
Data from 2009 relates only to American Equable, Inc., which is now known as CIC and the 2010 data column includes CIC and WPIC. The 2011 and 2012 data columns include CIC and WPIC. The 2013, 2014, 2015, and 2016 data columns include all Insurance Company Subsidiaries.
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
Additional information relating to our reserves is included within the Losses and Loss Adjustment Expenses section of Note 1 ~ Summary of Significant Accounting Policies and Note 5 ~ Unpaid Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as in the Critical Accounting Policies ~ Unpaid Losses and Loss Adjustment Expenses section of Item 7, Management’s Discussion and Analysis.
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
Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities
Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. The Company's assessments from insolvency funds were minimal for the years ended December 31, 2016, 2015, and 2014.
Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. For the years ended December 31, 2016, 2015 and 2014, total assessments paid to all such facilities were minimal.
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
Employees
At December 31, 2016, we had 146 employees. Substantially all of our employees are full-time. Our employees are not subject to any collective bargaining agreement and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.
Effective March 13, 2017, the Company entered into employment agreements (the “Employment Agreements”) with each of Mr. James G. Petcoff, the Company’s Chairman and CEO, Mr. Brian J. Roney, the Company’s President, Mr. Nicholas J. Petcoff,

the Company’s Executive Vice President, and Mr. Andrew D. Petcoff, the Company’s Senior Vice President. The Employment Agreements are the same except for the individuals’ titles and annual base salaries, which are $550,000 for Mr. James G. Petcoff, $425,000 for Mr. Brian J. Roney, $425,000 for Mr. Nicholas J. Petcoff and $375,000 for Mr. Andrew D. Petcoff. The initial term for each of the Employment Agreements ends on March 13, 2018, with unlimited one-year automatic extensions unless the Employee gives written notice of non-extension, not less than 30 days prior to the expiration of the term, or the Company gives written notice of non-extension prior to the expiration of the term. The Employment Agreements provide for an annual base salary, participation in the annual bonus plan, participation in any long-term incentive plan made generally available to senior executive officers of the Company and other fringe benefits and perquisites as are generally made available to the Company’s executives.
If any of the executives’ employment is terminated for cause, the executive will receive the accrued and unpaid portion of base salary. If any of the executives’ employment is terminated due to death or permanent disability, the executive (or his legal representative or beneficiary) will receive the accrued and unpaid portion of base salary and any earned but not yet paid incentive awards for already completed years or award cycles. If any of the executives’ employment is terminated without cause or if he terminates his employment for good reason (assuming the change of control provisions below do not apply), the executive will receive the accrued and unpaid portion of base salary, any earned but not yet paid incentive awards for already completed years or award cycles, plus one times his annual base salary. In addition, any unvested equity awards will immediate vest. If any of the executives’ employment is terminated without cause (other than due to death or permanent disability) or he terminates such employment for good reason, in each case within 24 months after a change of control, the executive will receive the accrued and unpaid portion of base salary, any earned but not yet paid incentive awards for already completed years or award cycles and 2.99 times the sum of (i) his annual base salary and (ii) the greater of his annual target bonus or his average bonus for the prior three years. In addition, any unvested equity awards will immediate vest.
The employment agreements also provide for confidentiality and non-solicitation provisions, the latter for one year after termination of employment.

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

Adjusted operating income (loss)
Net income (loss) excluding the after-tax impact of net realized investment gains (losses), other gains (losses), the tax effect of changes in unrealized gains (to the extent included in net income), and cumulative effect of changes in accounting principles when applicable.

Adjusted operating income (loss), per share	Adjusted operating income (loss) on a per share basis.
Amended Credit Agreement / Amended and Restated Credit Agreement
The Amended and Restated Credit Agreement, dated September 29, 2014, is between the Company and Comerica Bank, N.A. (refer to the exhibits hereto, as amended from time to time). The Agreement defines our credit facility and its terms; it has since been amended (refer to the exhibit listing for details of the term changes, maturity dates, etc.).

A.M. Best’s Capital Adequacy Ratio (BCAR)
An integrated review of underwriting, financial and asset leverage. BCAR calculates the net required capital to support the financial risks of the company associated with the exposure of assets and underwriting to adverse economic and market conditions, and compares it to economic capital.

Assignment of Benefits	A legal tool that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim.
Book value per share	Total common shareholders' equity divided by the number of common shares outstanding.
Case reserves	Claim department estimates of anticipated future payments to be made on each specific individual reported claim.
Combined Ratio based on accounting principles generally accepted in the United States of America (“GAAP”)
The statutory combined ratio is modified to reflect GAAP accounting, as management evaluates the performance of our underwriting operations using the GAAP combined ratio. Specifically, the GAAP combined ratio is the sum of the loss and LAE ratio, plus the ratio of GAAP underwriting expenses (which include the change in deferred policy acquisition costs) to net earned premiums (expense ratio).

Combined Ratio based on statutory accounting practices (“SAP”)
The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. The combined ratio is a statutory accounting measurement, which represents the sum of (i) the ratio of losses and loss expenses to net earned premiums (loss ratio), plus (ii) the ratio of underwriting expenses to net written premiums (expense ratio).

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

Underwriting gain or loss	Net earned premiums less losses, LAE, commissions, and operating expenses.

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

•
If claims became more frequent, even if we had no liability for those claims, the cost of evaluating these potential claims could escalate beyond the amount of the reserves we have established. If we enter new lines of business, or encounter new theories of claims liability, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated; and

•
Estimation of incurred but not reported (“IBNR”) losses is a complex and inherently uncertain process which involves a considerable degree of judgment and expertise, which adds to the overall difficulty of estimating loss reserves.

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
Part of our growth strategy has involved expanding our specialty property and casualty lines of business into states such as Hawaii, Florida, and Texas that have historically experienced severe catastrophic events such as hurricanes, tornados, and other severe weather events. Generally, while we believe that geographic diversification and disciplined underwriting will mitigate our overall exposure, severe weather events are inherently unpredictable. Contemporaneous or near contemporaneous catastrophic events across these geographies, each of which has a history of severe catastrophic events, would have a materially adverse effect on our business, financial condition, and results of operations. In addition, as a result of current industry non-weather factors, such as the increase in litigation surrounding the Assignment of Benefits claims and lawsuits in Florida, in particular, we began significantly reducing our overall homeowners' exposure in Florida.
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
As a holding company which owns insurance companies domiciled in the United States, we and our admitted Insurance Company Subsidiaries are subject to extensive regulation, primarily by Michigan (the domiciliary state for CIC and WPIC) and to a lesser degree, the other jurisdictions in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non‑renewal of policies, changes in control, solvency and a variety of other financial and non‑financial aspects of our business. These laws and regulations are regularly re‑examined and any changes in these laws and regulations or new laws may be more restrictive, could make it more expensive to conduct business or otherwise adversely affect our operations. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could adversely affect our ability to achieve some or all of our business objectives.
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
In addition, the various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. Michigan (i.e., our main domiciliary state for both our CIC and WPIC subsidiaries), requires a form of the enterprise risk report.
In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. While Michigan has not formally passed the ORSA requirement, Michigan has implemented a form “F” filing requirement that is the initial response to the ORSA Model Act.

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
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best Company, Inc. (“A.M. Best”) and Demotech, Inc. (“Demotech”), as an important means of assessing the financial strength and quality of insurers. In setting their ratings, both A.M. Best and Demotech utilize a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. For A.M. Best, the ratings range from A++, or superior, to F for in liquidation. Demotech’s ratings range from “A” (unsurpassed) to M (moderate). As of the date of this Form 10-K, A.M. Best has assigned financial strength ratings of B++ to CIC (the fifth highest rating level out of sixteen rating levels) and B+ for WPIC (the sixth highest out of sixteen). A rating of B++ for CIC and a rating of B+ for WPIC means A.M. Best considers both companies to have a “good” ability to meet their ongoing insurance obligations, i.e., to pay claims. Both CIC, WPIC are rated “A” by Demotech (the third highest rating level out of six rating levels) as of the date of this Form 10-K. A financial stability rating of “A” from Demotech indicates “exceptional” financial stability related to maintaining surplus at an acceptable level.
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
Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states of domicile and each state in which they issue policies. As of December 31, 2016, our Insurance Company Subsidiaries were in compliance with all such reserves. Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action. This may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. A decline in the risk based capital ratios of our Insurance Company Subsidiaries could limit their ability to make a dividend to us and could be a factor in causing rating agencies to downgrade our ratings. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.
Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.
As of December 31, 2016, we had an aggregate amount of $17.8 million outstanding under our revolving line of credit and our two term loans, combined. To the extent we incur additional debt in the future for acquisitions, capital expenditures, working capital or otherwise, we will be subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.
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
Our distribution model depends almost entirely on the agencies that distribute our products. In 2016, our top six select agencies, including affiliated agencies, accounted for approximately 59% of our gross written premiums in our commercial lines, and our top four select agencies, including affiliated agencies accounted for approximately 52% of our gross written premiums in our personal lines. We cannot assure you that these relationships, or our relationships with any of our agencies will continue. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant agents could result in lower direct written premiums and could have a material adverse effect on our results of operations or business prospects.
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
Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile and limited public float and low trading volume for our shares may have an adverse impact on the share price or make it difficult to liquidate.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause a loss in the amount invested in our shares of common stock. Factors that could cause fluctuation are listed in the “Industry Risks” and “Risks Related to our Business” listed above.
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
As of December 31, 2016, our executive officers, directors, 5% shareholders and their affiliates owned approximately 50.0% of our voting stock. Therefore, these shareholders will have the ability to influence us through their ownership position. These shareholders may be able to significantly influence all matters requiring shareholder approval. For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.
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
We incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
We lease office space in Birmingham, Michigan, where our principal executive office is located. We also lease offices in Southfield, Michigan; Jacksonville, Longwood and Miami, Florida; Somerset, Pennsylvania; Brentwood, Tennessee; and Waco, Texas. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.

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
Detroit, MI 48243

Corporate Counsel
Honigman Miller Schwartz and Cohn, LLP
600 Woodward Avenue 2290 First National Building
Detroit, MI 48226-3506
Shareholder Relations and Form 10-K
A copy of our 2016 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@cnfrh.com.
Share Price and Dividend Information
Our common stock is traded on the Nasdaq under the symbol “CNFR.” The following table sets forth the high and low sale prices of our common shares as reported by the Nasdaq for each period shown:

	High	Low
2016
First Quarter	9.22	6.04
Second Quarter	7.00	6.27
Third Quarter	8.59	7.15
Fourth Quarter	8.55	6.65

2015
Third Quarter (beginning August 13, 2015)	10.60	9.75
Fourth Quarter	10.09	8.94
Neither Michigan law nor our amended and restated articles of incorporation requires our board of directors to declare dividends on our common stock. Conifer Holdings, Inc. is a holding company that has no substantial revenues of its own, and relies primarily on intercompany service fees, cash dividends or distributions from its subsidiaries to pay operating expenses, service debts, and pay dividends to shareholders. The payment of dividends by the Insurance Company Subsidiaries is limited under the laws and regulations of their respective state of domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Any future determination to declare cash dividends on our common stock will be made at the discretion of the board of directors and will depend on the financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant. The Parent Company has not historically paid dividends and does not anticipate paying cash dividends on its common stock for the foreseeable future.
For additional information regarding dividend restrictions, refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis.
Shareholders of Record
As of March 10, 2017, there were 35 shareholders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth selected consolidated historical financial information of Conifer Holdings, Inc. and Subsidiaries as of the dates and for the periods indicated. The selected financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 were derived from our audited consolidated financial statements and related notes thereto.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Results:
Gross written premiums	$114,923	$93,750	$83,847	$44,087	$22,838
Ceded written premiums	(14,994)	(14,076)	(17,548)	(6,439)	(543)
Net written premiums	$99,929	$79,674	$66,299	$37,648	$22,295
Net earned premiums	89,627	$66,765	$57,528	$27,629	$16,934
Net investment income	2,173	1,902	1,175	1,000	1,072
Net realized investment gains	1,365	285	417	299	1273
Other gains (losses) (1)	(400)	104	—	3,714	—
Other income	1,118	1,667	1,809	834	309
Total revenue	93,883	70,723	60,929	33,476	19,588
Losses and loss adjustment expenses, net	59,003	38,882	40,730	15,824	7,591
Policy acquisition costs	25,280	16,183	14,696	7,667	4,652
Operating expenses	17,596	14,806	12,139	9,161	6,520
Interest expense	647	769	584	541	428
Total expenses	102,526	70,640	68,149	33,193	19,191
Income (loss) before income taxes	(8,643)	83	(7,220)	283	397
Income tax expense (benefit)	(77)	48	(281)	3	(16)
Equity earnings (losses) in affiliates, net of tax	129	(52)	—	—	—
Net income (loss)	(8,437)	(17)	(6,939)	280	413
Less net income (loss) attributable to non-controlling interest	—	(81)	(4)	(69)
Net income (loss) attributable to Conifer	$(8,437)	$64	$(6,935)	$349	$413
Net income (loss) allocable to common shareholders	$(8,437)	$(476)	$(7,200)	$349	$413
Net income (loss) per share allocable to common shareholders, basic and diluted	$(1.11)	$(0.09)	$(2.69)	$0.20	$0.24
Weighted average common shares outstanding, basic and diluted	7,618,588	5,369,960	2,672,440	1,749,626	1,741,517

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and invested assets	141,023	$130,427	$123,726	$68,445	$54,618
Reinsurance recoverables	7,498	7,044	5,139	4,394	7,978
Total assets	203,701	177,927	163,738	96,856	73,712
Unpaid losses and loss adjustment expenses	54,651	35,422	31,531	28,908	24,843
Unearned premiums	58,126	47,916	43,381	26,505	11,905
Senior debt	17,750	12,750	27,562	13,087	11,987
Total liabilities	135,907	100,665	113,460	75,605	52,097
Preferred stock(2)	—	—	6,119	—	—
Total shareholders’ equity attributable to Conifer	67,794	77,262	44,182	21,270	21,615
Other Data:
Shareholders’ equity per common share outstanding	$8.88	$10.11	$11.06	$12.16	$12.35
Regulatory capital and surplus(3)	62,189	71,153	65,974	34,817	35,600

	Year Ended December 31,
	2016	2015	2014	2013	2012
Underwriting Ratios:
Loss ratio	65.0%	56.8%	68.6%	55.6%	44.0%
Expense ratio	47.2%	45.3%	45.2%	59.1%	64.8%
Combined ratio	112.2%	102.1%	113.8%	114.7%	108.8%

(1)
In 2016, as a result of the merger of ACIC into WPIC, the value of intangible assets recorded for insurance licenses on ACIC were written off resulting in a loss. In 2015, the Company recognized a gain as a result of the deconsolidation of an affiliate. In 2013, the Company recognized a gain on the acquisitions of EGI Insurance Services, Inc. and MLBA Mutual Insurance Company. The acquisitions were accounted for as bargain purchases.

(2)
In March 2015, the Company reclassified the then carrying amount of its preferred stock of $6,180 from temporary equity to permanent equity as the redemption of the preferred stock became within the Company’s control as a result of the amendments to the preferred stock designations.

(3)	For our Insurance Company Subsidiaries, the excess of assets over liabilities are determined in accordance with statutory accounting principles as determined by the NAIC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”).
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
Business Overview
We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, we are licensed to write insurance in 40 states as an admitted carrier and we offer our insurance products in all 50 states.
Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income and other income which mainly consists of: installment fees and policy issuance fees generally related to the policies we write and commission income from SIA's 50% owned agency (the "Affiliate"). The Affiliate places small commercial risks mainly for alarm and security guard markets.
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
Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states. Our specialty homeowners insurance line is primarily comprised of either wind-exposed homeowners insurance providing hurricane and wind coverage to underserved homeowners in Texas, Hawaii and Florida or low-value dwelling insurance tailored for owners of lower valued homes, which we have historically offered in Illinois and Indiana, and have now expanded to Louisiana and Texas (where we have an office in Waco). Due to recent Florida-based industry events, we have been de-emphasizing our Florida homeowners' business and reducing our exposures in that state. Otherwise, there has been little change in our approach to managing or evaluating these lines.
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
Our actuaries estimate an IBNR reserve for our unallocated LAE not specifically identified to a particular claim, namely our internal claims department salaries and associated general overhead and administrative expenses associated with the adjustment and processing of claims. These estimates, which are referred to as unallocated loss adjustment expense ("ULAE") reserves, are based on internal cost studies and analyses reflecting the relationship of ULAE paid to actual paid and incurred losses. We select factors that are applied to case reserves and IBNR reserve estimates in order to estimate the amount of ULAE reserves applicable to estimated loss reserves at the balance sheet date.
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

The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2016 (dollars in thousands):

Line of Business	Case Reserves	IBNR Reserves	Total Reserves	Ratio of IBNR to Total Reserves

Commercial Lines	$24,345	$22,572	$46,917	48.1%
Personal Lines	$5,518	$2,216	$7,734	28.7%
Total Lines	$29,863	$24,788	$54,651	45.4%
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

The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2016. We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2016 reported pre-tax income and on net income and shareholders’ equity at December 31, 2016. We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor. We also believe that such changes to our reserve balance would not have a material impact on our operating results, financial position, or liquidity. The net income and shareholders' equity amounts include an income tax rate assumption of 34%. The dollar amounts in the table are in thousands.

	Ultimate Loss and LAE Sensitivity Factor	December 31, 2016 Ultimate Loss and LAE	December 31, 2016 Loss and LAE Reserves	Potential Impact on 2016 Pre- Tax Income	Potential Impact on 2016 Net Income and December 31, 2016 Shareholders' Equity

Increased Ultimate Losses & LAE
Accident Year 2016	10.0%	$48,358	$27,954	$4,836	$3,192
Accident Year 2015	5.0%	43,007	10,826	2,150	1,419
Accident Year 2014	2.5%	43,156	5,896	1,079	712
All Prior Accident Years	—%	—	3,318	—	—

Decreased Ultimate Losses & LAE
Accident Year 2016	(10.0)%	48,358	27,954	(4,836)	(3,192)
Accident Year 2015	(5.0)%	43,007	10,826	(2,150)	(1,419)
Accident Year 2014	(2.5)%	43,156	5,896	(1,079)	(712)
All Prior Accident Years	—%	—	3,318	—	—
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
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous state jurisdictions. Significant judgment is required in determining the consolidated income tax expense.
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
As of December 31, 2016, we have federal and state income tax net operating loss (“NOL”) carryforwards of $22.8 million and $8.7 million, respectively, which will expire at various dates from 2019 through 2036. Of the federal NOL amount, $15.1 million are subject to limitations under Section 382 of the Internal Revenue Code. These net NOL carryforwards are limited in the amount that can be utilized in any one year and may expire before they are realized. At this time we do not expect that any of the remaining NOL carryforwards will expire before utilized.
The carrying value of our gross deferred tax asset for the NOL carryforwards is equal to the total NOL carryforward amount times the applicable federal and state tax rates, and was $8.0 million and $6.1 million as of December 31, 2016 and 2015, respectively. Total gross deferred tax assets were $13.0 million and $9.8 million as of December 31, 2016 and 2015. A valuation allowance of $8.4 million and $5.2 million has been recorded against the gross deferred tax assets as of December 31, 2016 and 2015, respectively, as the Company has recognized a three year cumulative loss as of December 31, 2016 which is significant negative evidence to support the lack of recoverability of those deferred tax assets in accordance with ASC 740, Income Taxes. The net deferred tax liability was $179 thousand and $325 thousand as of December 31, 2016 and 2015, respectively.
If, in the future, we determine we can support the recoverability of a portion or all of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

Non-GAAP Financial Measures
Adjusted Operating Income and Adjusted Operating Income Per Share
Adjusted operating income and adjusted operating income per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment and other gains (losses), net of tax, and the tax effect of changes in unrealized gains to the extent included in net income. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income to adjusted operating income (dollars in thousands), as well as net income per share to adjusted operating income per share:

	For the Years Ended December 31,
	2016	2015	2014

Net (loss) allocable to common shareholders	$(8,437)	$(476)	(7,200)
Net realized investment gains and other gains (losses)	1,112	389	417
Adjusted operating (loss) allocable to common shareholders	$(9,549)	$(865)	$(7,617)

Weighted average common shares, diluted	7,618,588	5,369,960	2,672,440

Diluted (loss) per common share:
Net (loss) per share	$(1.11)	$(0.09)	$(2.69)
Net realized investment gains and other gains (losses) per share	0.15	0.07	0.16
Adjusted operating (loss) per share	$(1.26)	$(0.16)	$(2.85)
We use adjusted operating income and adjusted operating income per share, in conjunction with other financial measures, to assess our performance and to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the effect of investment gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized investment gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, adjusted operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate adjusted operating income and adjusted operating income per share, along with net income and net income per share, when reviewing and evaluating our performance.
Executive Overview
The Company reported a net loss of $8.4 million for the year ended December 31, 2016, compared to a net loss of $17,000 for the year ended December 31, 2015. Net loss allocable to common shareholders was $8.4 million or $1.11 per share for the year ended December 31, 2016, compared to a net loss of $476,000 or $0.09 per share for the same period in 2015.
Adjusted operating loss, a non-GAAP measure, allocable to common shareholders was $9.5 million or $1.26 per share for the year ended December 31, 2016, compared to an adjusted operating loss allocable to common shareholders of $865,000 or $0.16 per share for the year ended December 31, 2015.
Our combined ratio increased 10.1 percentage points for the year ended December 31, 2016 to 112.2%, compared to 102.1% for the same period in 2015.
The increase was largely attributable to an 8.2 percentage point increase in the loss ratio in 2016, compared to 2015 attributable to higher than expected losses in Florida homeowners, commercial auto, commercial liability products and the personal auto run-off. Our expense ratio increased by 1.9 percentage points for the year ended December 31, 2016, as compared to the same period in 2015. The increase in the expense ratio was primarily due to increased policy acquisition costs as ceding commissions from a quota share agreement reduced commission expense in the first seven months of 2015. This increase was partially offset by improved operating expense ratios as we gained efficiencies from an improved earned premium base.

Our results for the year ended December 31, 2016 also reflect the continued expansion of our commercial lines and repositioning of our personal lines. Our commercial lines gross written premiums grew by 29.4% for the year ended December 31, 2016, as compared to the same period in 2015. Gross written premiums in our personal lines grew by 4.4% for the year ended December 31, 2016, compared to the same period in 2015.
Results of Operations - 2016 Compared to 2015
The following table summarizes our operating results for the years indicated (dollars in thousands):
Summary Operating Results

	Years Ended December 31,
	2016	2015	$ Change	% Change

Gross written premiums	$114,923	$93,750	$21,173	22.6%
Net written premiums	$99,929	$79,674	$20,255	25.4%
Net earned premiums	$89,627	$66,765	$22,862	34.2%
Other income	1,118	1,667	(549)	(32.9%)
Losses and loss adjustment expenses, net	59,003	38,882	20,121	51.7%
Policy acquisition costs	25,280	16,183	9,097	56.2%
Operating expenses	17,596	14,806	2,790	18.8%
Underwriting gain (loss)	(11,134)	(1,439)	(9,695)	*
Net investment income	2,173	1,902	271	14.2%
Net realized investment gains	1,365	285	1,080	378.9%
Other gains (losses)	(400)	104	(504)	*
Interest expense	647	769	(122)	(15.9%)
Income (loss) before income taxes	(8,643)	83	(8,726)	*
Income tax expense (benefit)	(77)	48	(125)	*
Equity earnings (losses) in affiliates, net of tax	129	(52)	181	*
Net income (loss)	$(8,437)	$(17)	$(8,420)	*

Underwriting Ratios:
Loss ratio	65.0%	56.8%
Expense ratio	47.2%	45.3%
Combined ratio	112.2%	102.1%
* Percentage change is not meaningful
Premiums
Earned premiums are earned ratably over the term of the policy, whereas written premiums are reflected on the effective date of the policy. All commercial lines and homeowners products have annual policies, under which premiums are earned evenly over one year. Almost all personal automobile policies are six month term policies under which premiums are earned evenly over a six-month period. The resulting net earned premiums are impacted by the gross and ceded written premiums, earned ratably over time.

Our premiums are presented below for the years ended December 31, 2016 and 2015 (dollars in thousands):
Summary of Premium Revenue

	Years Ended December 31,
	2016	2015	$ Change	% Change

Gross written premiums
Commercial lines	$88,242	$68,197	$20,045	29.4%
Personal lines	26,681	25,553	1,128	4.4%
Total	$114,923	$93,750	$21,173	22.6%

Net written premiums
Commercial lines	$78,439	$58,157	$20,282	34.9%
Personal lines	21,490	21,517	(27)	(0.1%)
Total	$99,929	$79,674	$20,255	25.4%

Net Earned premiums
Commercial lines	$68,921	$48,586	$20,335	41.9%
Personal lines	20,706	18,179	2,527	13.9%
Total	$89,627	$66,765	$22,862	34.2%
Gross written premiums increased $21.2 million, or 22.6%, to $114.9 million for the year ended December 31, 2016, as compared to $93.8 million for the same period in 2015. The increase was driven by continued growth in our commercial lines. These results reflect our continued execution of our growth initiatives in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.
Commercial lines gross written premiums increased $20.0 million, or 29.4%, to $88.2 million for the year ended December 31, 2016, as compared to $68.2 million for the year ended December 31, 2015. This increase was primarily driven by expansion in the hospitality and security services product lines.
Personal lines gross written premiums increased $1.1 million, or 4.4%, to $26.7 million for the year ended December 31, 2016, as compared to $25.6 million for the same period in 2015. This was largely driven by favorable growth of 38% in the Company’s low-value dwelling product line, partially offset by reduction in gross written premiums in the Florida homeowners business as well as the personal automobile business which is in runoff.
Net written premiums increased $20.3 million, or 25.4%, to $99.9 million for the year ended December 31, 2016, as compared to $79.7 million for the year ended December 31, 2015. This result is consistent with the 22.6% increase in gross written premiums.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the year December 31, 2016 decreased $549,000, or 32.9%, to $1.1 million as compared to $1.7 million for the year ended December 31, 2015. The decrease was primarily due to the deconsolidation of the Affiliate at September 30, 2015. Prior to the deconsolidation their income was recorded as other income, since then their net profit or loss has been recorded as equity earnings.

Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2016 and 2015 (dollars in thousands).

Year Ended December 31, 2016	Commercial Lines	Personal Lines	Total

Accident year net losses and LAE	$35,652	$13,130	$48,782
Net (favorable) adverse development	6,789	3,432	10,221
Calendar year net loss and LAE	$42,441	$16,562	$59,003

Accident year loss ratio	51.4%	61.8%	53.7%
Net (favorable) adverse development	9.8%	16.1%	11.3%
Calendar year loss ratio	61.2%	77.9%	65.0%

Year Ended December 31, 2015	Commercial Lines	Personal Lines	Total

Accident year net losses and LAE	$25,365	$12,057	$37,422
Net (favorable) adverse development	365	1,095	1,460
Calendar year net loss and LAE	$25,730	$13,152	$38,882

Accident year loss ratio	51.1%	64.6%	54.7%
Net (favorable) adverse development	0.7%	5.9%	2.1%
Calendar year loss ratio	51.8%	70.5%	56.8%
Net losses and LAE increased by $20.1 million, or 51.7%, for the year ended December 31, 2016, as compared to the same period in 2015. The increase was primarily due to a 34.2% increase in net earned premiums and $10.2 million of unfavorable reserve development from prior years. The calendar year loss ratios were 65.0% and 56.8% for the years ended December 31, 2016 and 2015, respectively. The 8.2 percentage point increase in our loss ratio was primarily attributable to the reserve strengthening in our Florida homeowners, commercial automobile and commercial liability lines of business.
Overall reserve development on prior accident years for the year ended December 31, 2016 was unfavorable by $10.2 million, or 11.3 percentage points of the loss ratio. For the year ended December 31, 2016, this was made up of $2.7 million of adverse development in both the wind-exposed homeowners and commercial auto lines of business as well as $2.6 million and $760,000 of adverse development in the hospitality line of business and personal auto lines of business, respectively.
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

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2016	2015

Commercial Lines
Policy acquisition costs	26.8%	24.0%
Operating expenses	9.7%	10.0%
Total	36.5%	34.0%

Personal Lines
Policy acquisition costs	31.6%	22.7%
Operating expenses	13.7%	17.7%
Total	45.3%	40.4%

Corporate and Other
Operating expenses	8.7%	9.5%
Total	8.7%	9.5%

Consolidated
Policy acquisition costs	27.8%	23.7%
Operating expenses	19.4%	21.6%
Total	47.2%	45.3%
Our expense ratio increased by 1.9 percentage points for the year ended December 31, 2016, as compared to the same period in 2015. The increase in the ratio was primarily due to increased policy acquisition costs as ceding commissions from a quota share agreement reduced commission expense in the first seven months of 2015. This increase was partially offset by improved operating expense ratios as we gained efficiencies from an improved earned premium base.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income increased to 27.8% for the year ended December 31, 2016, compared to 23.7% in 2015, primarily due to the termination of a quota share reinsurance agreement in August 2015, which had previously reduced commission expense from ceding commission received from the reinsurer. The Company's direct commission expense rate was consistent between 2015 and 2016.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 19.4% and 21.6% for the years ended December 31, 2016 and 2015, respectively. Earned premium growth on a more fixed operating expense structure has helped to reduce the operating expense ratio, which is expected to continue to decline as our earned premium grows.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the years ended December 31, 2016 and 2015 (dollars in thousands):
Underwriting Gain (Loss)

	Years Ended December 31,
	2016	2015	$ Change	% Change

Commercial Lines	$1,531	$7,035	$(5,504)	(78.2)%
Personal Lines	(4,929)	(2,035)	(2,894)	142.2%
Corporate and Other	(7,736)	(6,439)	(1,297)	20.1%
Total	$(11,134)	$(1,439)	$(9,695)	*
* Percentage change is not meaningful
Investment Income
Net investment income increased by $271,000, or 14.2%, to $2.2 million for the year ended December 31, 2016, as compared to $1.9 million for the year ended December 31, 2015. This increase was the result of growth of the investment portfolio and a change in the mix of investments. Average invested assets as of December 31, 2016 were $123.1 million as compared to $111.5 million at December 31, 2015, an increase of $11.6 million, or 10.4%. As of December 31, 2016, the average invested asset balance was comprised of 89.4% fixed maturities, 3.6% equity securities and 7.0% short-term investments, compared to the December 31, 2015 mix of 85.8% fixed maturities, 3.8% equity securities and 10.4% short term investments.
The portfolio’s average quality was AA at December 31, 2016 and 2015. The portfolio produced a tax equivalent book yield of 2.2% and 2.1% for the years ended December 31, 2016 and 2015, respectively. The average duration of the fixed maturity portfolio was 3.2 years and 3.1 years at December 31, 2016 and 2015.
Interest Expense
Interest expense was $647,000 and $769,000 for the years ended December 31, 2016 and 2015, respectively. Interest expense decreased primarily due to the decrease in outstanding borrowings in 2016 until the fourth quarter when the company drew $4.0 million on the Revolver. Prior to fourth quarter the borrowings were lower because the previously outstanding borrowings under the Revolver were repaid from the proceeds received from the Company’s IPO, in August 2015.
Income Tax Expense
For the year ended December 31, 2016, the Company had $0 of current federal income tax expense due to current year losses, which can provide no benefit, and $70,000 of state income tax expense. The Company also had a deferred tax benefit of $147,000 related to a $400,000 write-off of intangible assets resulting from the merger of ACIC into WPIC in 2016. For the year ended December 31, 2015, the Company had $0 of federal income tax expense and $48,000 of state income tax expense.
The Company has established an $8.4 million valuation allowance against 100% of the net deferred tax assets for 2016, which would increase book value per share by $1.10 if reversed in the future, based on current income tax rates. The valuation allowance was $5.2 million for 2015. As of December 31, 2016, the Company has net operating loss carryforwards for federal income tax purposes of $22.8 million, which expire in tax years 2019 through 2036. Of this amount, $15.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $8.7 million, which expire in tax years 2030 through 2036.

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
* Percentage change is not meaningful
Premiums
Earned premiums are earned ratably over the term of the policy, whereas written premiums are reflected on the effective date of the policy. All commercial lines and homeowners products have annual policies, under which premiums are earned evenly over one year. Almost all personal automobile policies are six month term policies under which premiums are earned evenly over a six-month period. The resulting net earned premiums are impacted by the gross and ceded written premiums, earned ratably over time.

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

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the years ended December 31, 2015 and 2014 (dollars in thousands):
Underwriting Gain (Loss)

	Years Ended December 31,
	2015	2014	$ Change	% Change

Commercial Lines	$7,035	$2,271	$4,764	*
Personal Lines	$(2,035)	$(5,366)	$3,331	*
Corporate and Other	(6,439)	(5,133)	(1,306)	25.4%
Total	$(1,439)	$(8,228)	$6,789	*

*	Percentage change is not meaningful
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

Liquidity and Capital Resources
Sources and Uses of Funds
At December 31, 2016, we had $23.3 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, short-term investments and investment securities balances and the $7.0 million available under our revolving credit line, will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the holding company under certain circumstances. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were $5.5 million, $3.1 million and $500,000 of dividends paid from our Insurance Company Subsidiaries to the holding company during the years ended December 31, 2016, 2015 and 2014, respectively.
We contributed $2.1 million to our Insurance Company Subsidiaries in 2016 to increase their statutory surplus levels. We believe that the current statutory surplus levels and the funds available at the holding company level will provide the necessary statutory capital to support our premium volume growth over the next two years.
On August 18, 2015, the Company completed its IPO in which it issued and sold 3,300,000 shares of common stock at an IPO of $10.50 per share. The Company received net proceeds of $30.4 million after deducting underwriting discounts and commissions of $2.4 million and other offering expenses of $1.8 million.
Cash Flows
Operating Activities. Cash provided by operating activities for the year ended December 31, 2016, was $6.2 million as compared to cash used in operating activities of $3.1 million for the year ended December 31, 2015. The increase in cash provided by operations was attributable to the overall growth of the business.
Cash used in operating activities for the year ended December 31, 2015 was $3.1 million as compared to cash provided by operating activities of $6.3 million for December 31, 2014. $7.3 million of the change in cash from operating activities in 2015 from 2014 was primarily attributable to the change in the ceded unearned premium related to the quota share arrangement which was adopted December 31, 2014 and dissolved August 1, 2015.
Investing Activities. Cash used in investing activities for the year ended December 31, 2016, was $10.8 million as compared to $15.3 million for the same period in 2015. The fluctuation in the funds used in routine investing activities was due to the timing of standard purchases and sales to fund our insurance operations.
Net cash used in investing activities for the year ended December 31, 2015 was $15.3 million and was primarily attributable to net investments into fixed maturity securities of $23.9 million, offset by the sale of short term investments of $10.3 million.
Net cash used in investing activities for the year ended December 31, 2014 was $47.7 million and was primarily attributable to net investments into fixed maturity securities of $38.3 million and short term investments of $7.5 million.
Financing Activities. Cash provided by financing activities for the year ended December 31, 2016, was $4.4 million as compared to $12.6 million for the same period in 2015. The higher cash provided by financing activities in 2015 was from the proceeds of the initial public offering, partially offset by the repayment of the line of credit.
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
Outstanding Debt
We are party to a $30.0 million senior credit facility (the "Credit Facility") with Comerica Bank which currently consists of the 2014 Term Note of $7.5 million, the Term Note of $5.0 million and the Revolver with an available $17.5 million. The Revolver was renewed on November 30, 2016 and the maturity date extended to August 1, 2018. Our total outstanding senior debt at December 31, 2016, was $17.8 million. Our minimum principal and interest payments on our senior debt for future years is $3.3 million for 2017, and $15.7 million for 2018-2019.

The Credit Facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums‑to‑capital and surplus ratios, fixed‑charge coverage ratio, risk‑based capital ratios, and A.M. Best ratings of its Insurance Company Subsidiaries. At December 31, 2016, the Company was in compliance with all of its Credit Facility covenants except for a minimum tangible net worth (as defined by the agreement) requirement to remain above $65.0 million.  The Company’s tangible net worth was $64.1 million at December 31, 2016.  The Company received a waiver on March 13, 2017 for this covenant breach as of December 31, 2016, and the agreement was amended to reduce the minimum requirement to $62.0 million from March 31, 2017 to December 30, 2017 and $64.0 million from December 31, 2017 and thereafter, which management expects the Company will exceed in future periods.

Contractual Obligations and Commitments
The following table is a summary of our contractual obligations and commitments as of December 31, 2016 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years

Revolver	$10,500	$—	$10,500	$—	$—
Term Note	1,750	1,000	750	—	—
2014 Term Note	5,500	1,500	4,000	—	—
Total Debt	17,750	2,500	15,250	—	—

Interest on Revolver	870	548	322	—	—
Interest on Term Note	52	41	11	—	—
Interest on 2014 Term Note	329	172	157	—	—
Total Interest Payable	1,251	761	490	—	—

Operating Lease Obligations	5,230	929	1,467	1,267	1,567
Loss and loss adjustment expense (1)	54,651	22,407	22,232	7,443	2,569
Purchase Obligations (2)	1,710	360	720	630	—

Total	$80,592	$26,957	$40,159	$9,340	$4,136

(1) The estimated unpaid loss and loss adjustment expense payments were made using estimates based on historical payment patterns, however, future payments may be different than historical payment patterns.
(2) Includes estimated future payments under the software license agreement relating to our policy issuance system. This agreement requires minimum monthly payments of $30,000, and is variable with premium volume. The future payment assumptions are based on the minimum monthly payments. The software license agreement expires on September 30, 2022.
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
At December 31, 2016, both of our Insurance Company Subsidiaries were in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g., premium-to-statutory surplus ratios), which are evaluated by regulators and rating agencies. As of December 31, 2016, on a trailing twelve-month statutory combined basis, the gross written and net written premium leverage ratios were 1.9 to 1.0 and 1.6 to 1.0, respectively.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2016. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.
Interest Rate Risk
At December 31, 2016 and 2015, the fair value of our investment portfolio, excluding cash and cash equivalents, was $128.5 million and $117.7 million, respectively. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of December 31, 2016 and 2015 was 3.2 and 3.1 years, respectively.
The table below summarizes our interest rate risk. The table also illustrates the sensitivity of the fair value of fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2016. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2016	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity

200 basis point increase	116,266	(7,685)	(6.2)%	(11.3)%
100 basis point increase	120,109	(3,842)	(3.1)%	(5.7)%
No change	123,951	—	—%	—%
100 basis point decrease	127,422	3,471	2.8%	5.1%
200 basis point decrease	129,529	5,578	4.5%	8.2%
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
At December 31, 2016 and 2015, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $11.6 million and $10.5 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to list of Financial Statement Schedules (including the Report of Independent Registered Public Accounting Firm referenced therein) set forth in Item 15 of this Annual Report on Form 10-K and Note 19 ~ Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2016. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There was no change in internal controls over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

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

ITEMS 10 to 14
Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 17, 2017 and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,”“Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation”,“Security Ownership of Certain Beneficial Owners and Management”, “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm." Our Code of Business Conduct and Ethics can be found on our website www.cnfrh.com.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm on Financial Statements	54
	Consolidated Balance Sheets – December 31, 2016 and 2015	55
	Consolidated Statements of Operations – For Years Ended December 31, 2016, 2015 and 2014	56
	Consolidated Statements of Comprehensive Income (Loss) - For Years Ended December 31, 2016, 2015 and 2014	57
	Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders’ Equity - For Years Ended December 31, 2016, 2015 and 2014	58
	Consolidated Statements of Cash Flows - For Years Ended December 31, 2016, 2015 and 2014	59
	Notes to Consolidated Financial Statements	60
2.	Financial Statement Schedules
	Schedule I – Summary of Investments Other Than Investments in Related Parties - Omitted as information is included in the consolidated financial statements or notes thereto
	Schedule II – Condensed Financial Information of Registrant	90
	Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto
	Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto
	Schedule V – Valuation and Qualifying Accounts	94
	Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements or notes thereto
3.	Exhibits – The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K	95

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Conifer Holdings, Inc.
Birmingham, Michigan

We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in redeemable preferred stock and shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index to Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conifer Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 15, 2017

 CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2016	2015
Assets
Investment securities:
Fixed maturity securities, at fair value (amortized cost of $113,915 and $107,213, respectively)	$113,163	$107,093
Equity securities, at fair value (cost of $4,283 and $3,341, respectively)	4,579	4,240
Short-term investments, at fair value	10,788	6,391
Total investments	128,530	117,724

Cash	12,493	12,703
Premiums and agents' balances receivable, net	24,538	18,010
Receivable from Affiliate	1,751	1,792
Reinsurance recoverables on unpaid losses	6,658	5,405
Reinsurance recoverables on paid losses	840	1,639
Ceded unearned premiums	4,120	3,483
Deferred policy acquisition costs	13,290	12,102
Other assets	11,481	5,069
Total assets	$203,701	$177,927

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$54,651	$35,422
Unearned premiums	58,126	47,916
Reinsurance premiums payable	—	1,069
Senior debt	17,750	12,750
Accounts payable and accrued expenses	4,879	2,758
Other liabilities	501	750
Total liabilities	135,907	100,665

Commitments and contingencies (note 17)	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 7,633,070 and 7,644,492 issued and outstanding, respectively)	80,342	80,111
Accumulated deficit	(11,468)	(3,031)
Accumulated other comprehensive income (loss)	(1,080)	182
Total shareholders' equity	67,794	77,262
Total liabilities and shareholders' equity	$203,701	$177,927

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue
Gross earned premiums	$104,713	$89,216	$66,969
Ceded earned premiums	(15,086)	(22,451)	(9,441)
Net earned premiums	89,627	66,765	57,528
Net investment income	2,173	1,902	1,175
Net realized investment gains	1,365	285	417
Other gains (losses)	(400)	104	—
Other income	1,118	1,667	1,809
Total revenue	93,883	70,723	60,929

Expenses
Losses and loss adjustment expenses, net	59,003	38,882	40,730
Policy acquisition costs	25,280	16,183	14,696
Operating expenses	17,596	14,806	12,139
Interest expense	647	769	584
Total expenses	102,526	70,640	68,149

Income (loss) before income taxes	(8,643)	83	(7,220)
Income tax expense (benefit)	(77)	48	(281)
Equity earnings (losses) in affiliates, net of tax	129	$(52)	—

Net income (loss)	(8,437)	(17)	(6,939)
Less net loss attributable to noncontrolling interest	—	(81)	(4)
Net income (loss) attributable to Conifer	$(8,437)	$64	$(6,935)

Net income (loss) allocable to common shareholders	$(8,437)	$(476)	$(7,200)

Net income (loss) allocable to common shareholders per share, basic and diluted	$(1.11)	$(0.09)	$(2.69)

Weighted average common shares outstanding, basic and diluted	7,618,588	5,369,960	2,672,440

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(8,437)	$(17)	$(6,939)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(2,139)	(274)	1,678
Income tax expense (benefit)	—	—	571
Unrealized investment gains (losses), net of tax	(2,139)	(274)	1,107

Less: reclassification adjustments to:
Net realized investment gains included in net income (loss)	(877)	702	735
Income tax expense	—	—	250
Total reclassifications included in net income (loss), net of tax	(877)	702	485

Other comprehensive income (loss)	(1,262)	(976)	622

Total comprehensive income (loss)	(9,699)	(993)	(6,317)
Less comprehensive income (loss) attributable to noncontrolling interest	—	(81)	(4)
Comprehensive income (loss) attributable to Conifer	$(9,699)	$(912)	$(6,313)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders' Equity
(dollars in thousands)

For the Years ended December 31, 2016, 2015 and 2014
	Redeemable Preferred Stock		Preferred Stock		No Par, Common Stock		Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Total Conifer Holdings Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount				Noncontrolling Interest	Total Equity
Balances at December 31, 2013	—	$—	—	$—	1,749,626	$16,883	$3,851	$536	$21,270	$(19)	$21,251
Net loss	—	—	—	—	—	—	(6,935)	—	(6,935)	(4)	(6,939)
Issuance of common stock	—	—	—	—	2,163,135	28,475	—	—	28,475	—	28,475
Conversion of note payable into shares of common stock	—	—	—	—	82,252	1,000	—	—	1,000	—	1,000
Issuance of Preferred Stock, $10	—	—	66,000	660	—	—	—	—	660	—	660
Issuance of Redeemable Preferred Stock, $100	54,000	5,400							—	—	—
Exchange of Preferred Stock for Redeemable Preferred Stock, $100	6,600	660	(66,000)	(660)	—	—	—	—	(660)	—	—
Paid-in-kind dividends on redeemable Preferred Stock	—	59	—	—	—	(59)	—	—	(59)	—	(59)
Cash dividends paid on Preferred Stock	—	—	—	—	—	(180)	(11)	—	(191)	—	(191)
Other comprehensive income	—	—	—	—	—	—	—	622	622	—	622
Balances at December 31, 2014	60,600	$6,119	—	$—	3,995,013	$46,119	$(3,095)	$1,158	$44,182	$(23)	$44,159
Net income (loss)	—	—	—	—	—	—	64		64	(81)	(17)
Issuance of common stock (Pre IPO)*					55,029	750			750		750
Paid-in-kind dividends	—	61	—	95	—	(156)	—	—	(61)	—	(61)
Cash dividends paid on preferred stock	—	—	—	—	—	(384)	—	—	(384)	—	(384)
Reclassification of redeemable preferred stock to permanent equity	(60,600)	(6,180)	60,600	6,180	—	—	—	—	6,180	—	6,180
Issuance of common stock (IPO)*	—	—	—	—	3,300,000	32,224	—	—	32,224	—	32,224
IPO Expenses*	—	—	—	—	—	(1,837)	—	—	(1,837)	—	(1,837)
Repurchase of preferred stock	—	—	(60,600)	(6,275)	—	—	—	—	(6,275)	—	(6,275)
Issuance of common stock to former preferred stockholders	—	—	—	—	294,450	3,092	—	—	3,092	—	3,092
RSU Expense **	—	—	—	—	—	303	—	—	303		303
Deconsolidation of affiliate	—	—	—	—	—	—	—	—	—	104	104
Other comprehensive loss	—	—	—	—	—	—	—	(976)	(976)	—	(976)
Balances at December 31, 2015	—	$—	—	$—	7,644,492	$80,111	$(3,031)	$182	$77,262	$—	$77,262
Net (loss)	—	—	—	—	—	—	(8,437)	—	(8,437)		(8,437)
Repurchase of common stock	—	—	—	—	(88,650)	(625)	—	—	(625)	—	(625)
RSU Expense **	—	—	—	—	77,228	856	—	—	856	—	856
Other comprehensive income	—	—	—	—	—	—	—	(1,262)	(1,262)	—	(1,262)
Balances at December 31, 2016	—	$—	—	$—	7,633,070	$80,342	$(11,468)	$(1,080)	$67,794	$—	$67,794

* "IPO" - initial public offering
** "RSU" - restricted stock units
The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(8,437)	$(17)	$(6,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment, and intangibles	401	398	371
Amortization of bond premium and discount, net	589	629	527
Gains on investments	(1,365)	(285)	(417)
Other (gains) losses	400	(104)	—
Incentive awards expenses - RSU	856	303	—
Deferred income taxes	(147)	—	(302)
Other	(130)	(53)	14
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances receivable	(6,487)	(3,765)	(2,174)
Reinsurance recoverables	(454)	(1,905)	(745)
Ceded unearned premiums	(637)	6,027	(8,106)
Deferred policy acquisition costs	(1,188)	(6,423)	68
Other assets	(7,139)	(904)	(526)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	19,229	3,891	2,623
Unearned premiums	10,210	4,535	16,876
Reinsurance premiums payable	(1,069)	(6,000)	6,080
Accounts payable and accrued expenses	1,635	1,015	172
Other liabilities	(101)	(478)	(1,217)
Net cash (used in) provided by operating activities	6,166	(3,136)	6,305
Cash Flows From Investing Activities
Purchase of investments:
Fixed maturity securities	(46,511)	(33,271)	(44,632)
Equity securities	(3,908)	(1,507)	(1,392)
Short-term investments	(116,546)	(83,842)	(84,369)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities	5,980	1,400	4,892
Short-term investments	7,750	—	—
Proceeds from sales of investments:
Fixed maturity securities	34,263	7,885	1,345
Equity securities	4,017	1,331	—
Short-term investments	104,399	94,200	76,900
Purchases of property and equipment	(195)	(167)	(444)
Deconsolidation of affiliate	—	(1,323)	—
Net cash used in investing activities	(10,751)	(15,294)	(47,700)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	36,066	28,475
Proceeds from issuance of shares of preferred stock	—	—	6,060
Repurchase of common stock	(625)	—	—
Repurchase of preferred stock	—	(6,275)	—
Borrowings under debt arrangements	7,000	4,400	18,500
Repayment of borrowings under debt arrangements	(2,000)	(19,212)	(4,075)
Dividends paid to preferred shareholders	—	(384)	(191)
Payout of contingent consideration	—	(113)	(182)
Payment of offering costs	—	(1,837)	—
Net cash provided by financing activities	4,375	12,645	48,587
Net (decrease) increase in cash	(210)	(5,785)	7,192
Cash at beginning of period	12,703	18,488	11,296
Cash at end of period	$12,493	$12,703	$18,488
Supplemental Disclosure of Cash Flow Information:
Interest paid	$641	$844	$510
Net income taxes paid	—	—	—
Paid-in-kind dividends	—	61	59
Payable for securities - non cash item	486	20	33

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Management Representation
The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries Conifer Insurance Company ("CIC"), Red Cedar Insurance Company ("RCIC"), White Pine Insurance Company ("WPIC"), and Sycamore Insurance Agency, Inc ("SIA"). CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc is referred to as the "Parent Company." On December 30, 2016, the Company's wholly owned subsidiary, American Colonial Insurance Company ("ACIC") was merged into WPIC.
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
The Company discontinued offering nonstandard personal automobile policies in the first half of 2015. The Company will continue to pay claims and perform other administrative services until existing policies expire and all claims are paid (a process referred to as “run-off”). The run-off was substantially complete at the end of 2016.
Initial Public Offering
In August 2015, the Company completed its initial public offering (“IPO”) whereby it issued and sold 3,300,000 shares of common stock, which included 100,000 shares issued and sold to the Company’s Chief Executive Officer, at a public offering price of $10.50 per share. Refer to Note 10 ~ Shareholders’ Equity for further details.
Summary of Significant Accounting Policies
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

Investment Securities
Investment securities, consisting of fixed maturity securities and equity securities, are classified as available for sale and reported at fair value. The Company determines the fair value using the market approach, which uses quoted prices or other relevant data based on market transactions involving identical or comparable assets. The Company purchases the available-for-sale fixed maturity securities with the expectation that they will be held to maturity, but the Company may sell them if market conditions or credit‑related risk warrant earlier sales. The Company does not have any securities classified as held to maturity or trading.
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
As of December 31, 2016 and 2015, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.
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
Recently Issued Accounting Guidance
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-09, Disclosures about Short-Duration Contracts (Topic 944), which enhances disclosure requirements for insurance entities with short-duration insurance contracts. The Company adopted this new guidance as of December 31, 2016, as required, and included the required disclosures in Note 5 ~ Unpaid Losses and Loss Adjustment Expenses.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which addresses the financial reporting of leasing transactions. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the consolidated statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the consolidated statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the consolidated statement of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the guidance.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which amends the current methodology and timing for recognizing credit losses. This amendment will replace the current GAAP "incurred loss" methodology for credit losses with a methodology based on expected credit losses. The new guidance will also require expanded consideration of a broader range of reasonable and increased supportable information for the credit loss estimates. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted for years beginning after December 15, 2018. Management is currently evaluating the impact of the guidance.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flow under Topic 230, Statement of Cash Flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact of the guidance.

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at December 31, 2016 and 2015 were as follows (dollars in thousands):

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed maturity securities:
U.S. Government obligations	$5,908	$31	$(36)	$5,903
State and local government	13,618	106	(205)	13,519
Corporate debt	34,105	205	(254)	34,056
Commercial mortgage and asset-backed	60,284	132	(731)	59,685
Total fixed maturity securities available for sale	113,915	474	(1,226)	113,163
Equity securities:
Common stocks - Public Utilities	159	25	(1)	183
Common stocks - Banks, Trusts and Insurance Companies	681	85	(9)	757
Common stocks - Industrial, miscellaneous and all other	3,443	256	(60)	3,639
Total equity securities available for sale	4,283	366	(70)	4,579
Total securities available for sale	$118,198	$840	$(1,296)	$117,742

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed maturity securities:
U.S. Government obligations	$5,474	$47	$(13)	$5,508
State and local government	14,391	398	(6)	14,783
Corporate debt	39,183	84	(483)	38,784
Commercial mortgage and asset-backed	48,165	164	(311)	48,018
Total fixed maturity securities available for sale	107,213	693	(813)	107,093
Equity securities:
Common stocks - Public Utilities	122	20	(1)	141
Common stocks - Banks, Trusts and Insurance Companies	503	150	(7)	646
Common stocks - Industrial, miscellaneous and all other	2,716	836	(99)	3,453
Total equity securities available for sale	3,341	1,006	(107)	4,240
Total securities available for sale	$110,554	$1,699	$(920)	$111,333
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	December 31, 2016
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Fixed maturity securities:
U.S. Government obligations	15	$4,539	$(36)	—	$—	$—	15	$4,539	$(36)
State and local government	29	8,217	(202)	1	104	(3)	30	8,321	(205)
Corporate debt	22	9,031	(239)	7	3,369	(15)	29	12,400	(254)
Commercial mortgage and asset-backed	59	38,048	(722)	5	802	(9)	64	38,850	(731)
Total fixed maturity securities available for sale	125	59,835	(1,199)	13	4,275	(27)	138	64,110	(1,226)
Equity securities:
Common stock	76	2,472	(61)	2	66	(9)	78	2,538	(70)
Total equity securities available for sale	76	2,472	(61)	2	66	(9)	78	2,538	(70)
Total securities	201	$62,307	$(1,260)	15	$4,341	$(36)	216	$66,648	$(1,296)

	December 31, 2015
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Fixed maturity securities:
U.S. Government obligations	7	$2,580	$(7)	2	$679	$(6)	9	$3,259	$(13)
State and local government	8	2,688	(6)	—	—	—	8	2,688	(6)
Corporate debt	80	21,760	(438)	12	3,618	(45)	92	25,378	(483)
Commercial mortgage and asset-backed	67	32,539	(258)	5	2,175	(53)	72	34,714	(311)
Total fixed maturity securities available for sale	162	59,567	(709)	19	6,472	(104)	181	66,039	(813)
Equity securities:
Common stock	86	782	(72)	3	79	(35)	89	861	(107)
Total equity securities available for sale	86	782	(72)	3	79	(35)	89	861	(107)
Total securities	248	$60,349	$(781)	22	$6,551	$(139)	270	$66,900	$(920)

The Company analyzed its investment portfolio in accordance with its OTTI review procedures and determined the Company did not need to record a credit related OTTI loss, nor recognize a non-credit related OTTI loss in other comprehensive income for the years ended December 31, 2016 and 2015.
The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2016	2015	2014
Fixed maturity securities	$2,370	$2,110	$1,289
Equity securities	98	92	78
Cash and short-term investments	21	5	9
Total investment income	2,489	2,207	1,376
Investment expenses	(316)	(305)	(201)
Net investment income	$2,173	$1,902	$1,175
The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities, as follows (dollars in thousands):

	December 31,
	2016	2015	2014
Fixed maturity securities:
Gross realized gains	$587	$92	$47
Gross realized losses	(24)	(6)	(29)
Total fixed maturity securities	563	86	18
Equity securities:
Gross realized gains	1,198	290	449
Gross realized losses	(396)	(91)	(50)
Total equity securities	802	199	399
Total net investment realized gains	$1,365	$285	$417
Proceeds from the sales of debt and equity securities available for sale were $38.3 million, $9.2 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The table below summarizes the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at December 31, 2016. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,650	$9,656
Due after one year through five years	24,693	24,721
Due after five years through ten years	10,986	10,945
Due after ten years	8,302	8,156
Securities with contractual maturities	53,631	53,478
Commercial mortgage and asset backed	60,284	59,685
Total fixed maturity securities	$113,915	$113,163
 At December 31, 2016 and 2015, the Insurance Companies Subsidiaries had an aggregate of $9.6 million and $8.9 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At December 31, 2016 and 2015, the Company had $10.3 million and $169,000 held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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
The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,903	$—	$5,903	$—
State and local government	13,519	—	13,519	—
Corporate debt	34,056	—	34,056	—
Commercial mortgage and asset-backed	59,685	—	59,685	—
Total fixed maturity securities	113,163	—	113,163	—
Equity Securities	4,579	4,469	110	—
Short-term investments	10,788	10,788	—	—
Total assets measured at fair value	$128,530	$15,257	$113,273	$—

Liabilities:
Senior debt*	$17,750	$—	$17,750	$—
Total Liabilities measured at fair value	$17,750	$—	$17,750	$—
* Carried at cost or amortized cost on the consolidated balance sheet

	December 31, 2015
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,508	$—	$5,508	$—
State and local government	14,783	—	14,783	—
Corporate debt	38,784	—	38,784	—
Commercial mortgage and asset-backed	48,018	—	48,018	—
Total fixed maturity securities	107,093	—	107,093	—
Equity Securities	4,240	4,240	—	—
Short-term investments	6,391	6,391	—	—
Total assets measured at fair value	$117,724	$10,631	$107,093	$—

Liabilities:
Senior debt*	$12,750	$—	$12,750	$—
Total Liabilities measured at fair value	$12,750	$—	$12,750	$—
* Carried at cost or amortized cost on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 11.9% of the fair value of the total investment portfolio as of December 31, 2016.
Level 2 investments include fixed maturity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 88.1% of the fair value of the total investment portfolio as of December 31, 2016.
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
The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2016 and 2015, respectively.

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2016, 2015 and 2014. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of period	$12,102	$5,679	$5,747

Deferred policy acquisition costs	26,468	22,606	14,628
Amortization of policy acquisition costs	(25,280)	(16,183)	(14,696)
Net change	1,188	6,423	(68)

Balance at end of period	$13,290	$12,102	$5,679

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

The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated as follows (dollars in thousands):

	December 31,
	2016	2015	2014
Gross reserves - beginning of period	$35,422	$31,531	$28,908
Less: reinsurance recoverables on unpaid losses	5,405	3,224	3,953
Net reserves - beginning of period	30,017	28,307	24,955

Add: incurred losses and loss adjustment expenses, net of reinsurance
Current period	48,782	37,422	41,923
Prior period	10,221	1,460	(1,193)
Total net incurred losses and loss adjustment expenses	59,003	38,882	40,730

Deduct: loss and loss adjustment expense payments, net of reinsurance
Current period	20,828	20,635	24,134
Prior period	20,199	16,537	13,244
Total net loss and loss adjustment expense payments	41,027	37,172	37,378

Net reserves - end of period	47,993	30,017	28,307
Plus: reinsurance recoverables on unpaid losses	6,658	5,405	3,224
Gross reserves - end of period	$54,651	$35,422	$31,531
As a result of development on prior accident years’ reserves, the estimate for net ultimate losses and LAE increased by $10.2 million in 2016, increased by $1.5 million in 2015 and decreased by $1.2 million in 2014. There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2016, 2015 or 2014.
In 2016, prior year net ultimate loss and LAE estimates increased $10.2 million. The $10.2 million increase reflects adverse development of $4.1 million in the commercial lines liability products, $2.7 million in the commercial automobile line, $2.7 million in the wind-exposed homeowners' line and $0.8 million in the run-off personal automobile line.
In 2015, prior year net ultimate loss and LAE estimates increased $1.5 million. The $1.5 million increase reflects adverse development of $1.2 million in the run-off personal automobile line, $835,000 in the commercial automobile line and $121,000 in the wind-exposed homeowners' line. These were partially offset by favorable development in all of the other lines totaling $660,000.
In 2014, net ultimate loss and LAE estimates decreased by $1.2 million. The $1.2 million decrease primarily reflects favorable reserve development of $702,000 in the commercial multi-peril line, $550,000 in the personal automobile line, and $509,000 in the other liability line. These were partially offset by adverse development of $548,000 in the low-value dwelling line, as well as other small changes in the remaining lines.

Loss Development Tables
The following tables represent cumulative paid loss and allocated loss adjustment expenses ("ALAE"), net of reinsurance, by accident year and incurred loss and allocated loss adjustment expenses, net of reinsurance, by accident year, for the years ended December 31, 2009 to 2016, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2016, by reportable segment and accident year, (dollars in thousands).

Commercial Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance								Total IBNR	Cumulative number of reported claims
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2016	2016
2009	11,400	12,066	10,312	8,943	8,232	8,403	8,359	8,414	13	877
2010		7,346	8,568	7,255	6,357	6,170	6,074	6,207	10	770
2011			6,753	5,758	5,326	5,049	4,932	4,903	27	590
2012				7,745	6,421	6,288	6,384	6,253	76	560
2013					10,018	9,435	9,893	10,237	334	596
2014						19,709	19,907	22,711	749	1,726
2015							22,442	26,633	2,810	2,269
2016								32,396	13,002	3,101
							Total	117,754

	Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2009	4,436	5,942	6,410	7,233	7,800	7,867	7,933	8,321
2010		3,066	4,488	5,219	5,910	6,040	6,065	6,166
2011			2,645	3,534	3,964	4,449	4,641	4,744
2012				2,325	3,703	4,696	5,558	5,994
2013					3,979	6,211	7,643	8,622
2014						8,715	13,977	17,458
2015							10,470	17,817
2016								10,255
							Total	79,377
		Unpaid losses and ALAE - years 2009 through 2016						38,377
Unpaid losses and ALAE - prior to 2009 (1)*								241
Unpaid losses and ALAE, net of reinsurance								38,618

* Presented as unaudited required supplementary information.
(1) The Company's formation was in 2009, however, as a result of the acquisition of WPIC in 2010, incurred losses prior to the 2009 accident year remain outstanding.

Personal Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance								Total IBNR	Cumulative number of reported claims
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2016	2016
2009	667	639	634	634	634	634	634	634	—	65
2010		320	188	184	184	184	184	184	—	77
2011			1,678	1,758	1,981	2,031	2,030	2,043	11	717
2012				9,960	11,690	11,740	12,159	12,390	85	3,300
2013					18,034	17,996	18,925	19,138	205	5,095
2014						17,951	17,471	17,735	221	3,619
2015							10,877	13,445	221	2,104
2016								11,619	1,113	1,679
							Total	77,188

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2009	537	634	634	634	634	634	634	634
2010		151	174	184	184	184	184	184
2011			787	1,292	1,633	1,859	1,983	2,021
2012				5,665	9,251	10,844	11,777	12,202
2013					9,955	15,883	18,052	18,600
2014						12,819	16,515	17,260
2015							7,771	11,873
2016								7,119
							Total	69,893
Unpaid losses and ALAE, net of reinsurance								7,295

* Presented as unaudited required supplementary information.

Total Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance								Total IBNR	Cumulative number of reported claims
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2016	2016
2009	12,067	12,705	10,946	9,577	8,866	9,037	8,993	9,048	13	942
2010		7,666	8,756	7,439	6,541	6,354	6,258	6,391	10	847
2011			8,431	7,516	7,307	7,080	6,962	6,946	38	1,307
2012				17,705	18,111	18,028	18,543	18,643	161	3,860
2013					28,052	27,431	28,818	29,375	539	5,691
2014						37,660	37,378	40,446	970	5,345
2015							33,319	40,078	3,031	4,373
2016								44,015	14,115	4,780
							Total	194,942

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2009	4,973	6,576	7,044	7,867	8,434	8,501	8,567	8,955
2010		3,217	4,662	5,403	6,094	6,224	6,249	6,350
2011			3,432	4,826	5,597	6,308	6,624	6,765
2012				7,990	12,954	15,540	17,335	18,196
2013					13,934	22,094	25,695	27,222
2014						21,534	30,492	34,718
2015							18,241	29,690
2016								17,374
							Total	149,270
		Unpaid losses and ALAE - years 2009 through 2016						45,672
Unpaid losses and ALAE - prior to 2009*								241
Unpaid losses and ALAE, net of reinsurance								45,913

* Presented as unaudited required supplementary information.

The following table reconciles the claim development information to the Consolidated Balance Sheet for the year ended December 31, 2016, by reportable segment (dollars in thousands).

December 31, 2016
Net outstanding liabilities for unpaid claims and ALAE
Commercial Lines	38,618
Personal Lines	7,295
Liabilities for unpaid claims and ALAE, net or reinsurance	45,913

Reinsurance recoverable on unpaid claims
Commercial Lines	6,482
Personal Lines	176
Total reinsurance recoverable on unpaid claims	6,658

ULAE Expense	2,080

Total gross liability for unpaid claims and LAE	54,651
Loss Duration Disclosure (unaudited)
The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance, for each reportable segment.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10+
Commercial Lines	37.1%	24.2%	18.3%	9.8%	5.2%	2.6%	1.6%	0.9%	0.1%	0.2%
Personal Lines	65.5%	15.5%	13.8%	5.1%	0.1%	—%	—%	—%	—%	—%
Total Lines	40.8%	23.0%	17.7%	9.2%	4.5%	2.3%	1.4%	0.8%	0.1%	0.2%

6.     Reinsurance
In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events. The Company primarily ceded all specific risks in excess of $500,000 in 2016, $500,000 in 2015 and $300,000 in 2014. Reinsurance does not discharge the Company, as the direct insurer, from liability to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables. The Company's current reinsurance structure includes the following primary categories:
Casualty Clash

•
The Company is party to a workers' compensation and casualty clash reinsurance treaty with limits up to $18.0 million in excess of a $2.0 million retention. Clash coverage is a type of reinsurance that provides additional coverage in the event that one casualty loss event results in two or more claims and recovery under the reinsurance treaties may otherwise be limited due to the amount, type or number of claims. Clash reinsurance further protects the balance sheet as it reduces the potential maximum loss on either a single risk or a large number of risks.

Facultative

•
The Company has a facultative agreement with a large reinsurer for property risks with total insured values above the other reinsurance treaty limits. "Facultative" reinsurance is where a reinsurer negotiates an individual reinsurance agreement for every policy it will reinsure on a policy by policy basis.

Property

•
Effective November 1, 2014, the Company entered into an excess of loss reinsurance agreement for personal property coverage with limits up to $2.7 million in excess of $300,000, for homeowners' and dwelling fire business. This agreement remained in effect through 2016.

•
Effective July 1, 2015, the Company entered into an excess of loss treaty for commercial property values from $2.0 million to $4.0 million, to replace much of the facultative reinsurance cover. The treaty remained in force throughout 2016. A "treaty" is a reinsurance agreement in which coverage is provided for a class of risks and does not require policy by policy underwriting of the reinsurer.

•
At December 31, 2016, the Company is covered for property catastrophe losses up to $160.0 million in excess of a $5.0 million retention for the first event. The Company also has second and third event property catastrophe coverage with a $1.0 million retention. The treaty renews June 1, 2017.

Multiple Line

•
Effective January 1, 2015, the Company has an excess of loss multi-line agreement that covers commercial property and casualty losses up to $1.5 million in excess of a $500,000 retention. The retention was $300,000 in 2014.

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
In the first quarter of 2015, the Company assumed additional written premium from Citizens in the amount of $1.4 million. This assumption was offset during the year ended December 31, 2015 by a return of $1.3 million of assumed premiums from the 2014 assumption and $738,000 of assumed premiums from the 2015 assumption. The return premiums are related to the policyholders opting out of the related assumptions. The Company did not assume any Citizens business in 2016.
The Company assumed $19.7 million, $2.5 million, and $0.1 million of written premiums under the insurance fronting arrangements for the years ended ended December 31, 2016, 2015, and 2014, respectively.
The following table presents the effects of such reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Written premiums:
Direct	$89,915	$90,503	$78,296
Assumed	25,008	3,247	5,551
Ceded	(14,994)	(14,076)	(17,548)
Net written premiums	$99,929	$79,674	$66,299

Earned premiums:
Direct	$90,660	$82,614	$66,608
Assumed	14,053	6,602	361
Ceded	(15,086)	(22,451)	(9,441)
Net earned premiums	$89,627	$66,765	$57,528

Loss and loss adjustment expenses:
Direct	$59,940	$43,989	$43,894
Assumed	11,955	2,756	107
Ceded	(12,892)	(7,863)	(3,271)
Net Loss and loss adjustment expenses	$59,003	$38,882	$40,730

7.     Senior Debt
The Company's senior debt facility is comprised of three notes: a $17.5 million revolving line of credit ("Revolver") which commenced in October 2013; a $5.0 million five-year term note ("Term Note") which commenced in October 2013; and a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"). A summary of the outstanding senior debt at December 31, 2016 is as follows (in thousands):

	December 31,
	2016	2015
Revolver	$10,500	$3,500
Term Note	1,750	2,750
2014 Term Note	5,500	6,500
Total	17,750	12,750

The obligations under the Amended Credit Agreement bear interest at LIBOR rate plus 3.25%, or the lender’s prime rate plus 1.5%, except for the 2014 Term Note. Interest on the 2014 Term Note is at LIBOR plus 3.75% or the lender’s prime rate plus 2%. The weighted average interest rate was 4.1% and 3.4% for the years ended December 31, 2016 and 2015, respectively. The Company is required to pay quarterly commitment fees on the unused portion of the Credit Facility equal to 0.2% per annum.
The aggregate maturities under the Amended Credit Agreement for each of the five years subsequent to December 31, 2016 are as follows: $2.5 million in 2017, $13.3 million in 2018, $2.0 million in 2019 , $0.0 million in 2020, and $0.0 million in 2021.
The Company entered into various amendments during 2016, which, among other things, included the following key changes to the credit facility agreement:

•
At December 31, 2015, the Company was in compliance with all of its Credit Facility covenants except for the fixed-charge coverage ratio which fell below 1.20 -to-1.0, to 0.9 -to-1.0. The Company received a waiver as of January 26, 2016 for this covenant breach as of December 31, 2015.

•
Effective November 30, 2016, the Company renewed its $17.5 million Revolver. The maturity was extended from December 1, 2016 to August 1, 2018.  The Company also amended the credit facility which modified several debt covenants and increased the interest rate spreads on the three notes by 50 basis points.

All outstanding borrowings under the Revolver were repaid from the proceeds received from the Company’s IPO, in August 2015; another $3.5 million was then drawn down in the fourth quarter of 2015 and $7.0 million was drawn down during 2016. The undrawn portion of the Revolver, which was $7.0 million as of December 31, 2016, is available to finance working capital, fund other general corporate purposes and to provide surplus contributions to our Insurance Company Subsidiaries to support premium growth or strategic acquisitions.
The Credit Facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums-to-capital and surplus ratios, fixed-charge coverage ratio, risk-based capital ratios, and A.M. Best ratings of its Insurance Company Subsidiaries. At December 31, 2016, the Company was in compliance with all of its financial covenants except for a minimum tangible net worth (as defined by the agreement) requirement to remain above $65.0 million.  The Company’s tangible net worth was $64.1 million at December 31, 2016.  The Company received a waiver on March 13, 2017 for this covenant breach as of December 31, 2016, and the agreement was amended to reduce the minimum requirement to $62.0 million from March 31, 2017 to December 30, 2017 and $64.0 million from December 31, 2017 and thereafter, which management expects the Company will exceed in future periods.
Interest Rate Swap Agreement
In order to reduce its interest rate risk, the Company entered into an interest rate swap agreement for a notional amount of $5.0 million in September 2014, at the same time it refinanced the five year Term Note, and the notional amount decreases in proportion with the amortization of the Term Note. Under this swap agreement, the Company pays the fixed rate of 1.04% on the $5.0 million notional amount on a quarterly basis, and receives the LIBOR rate on a quarterly basis. Payments are settled on a net basis, and the Company has effectively converted its variable‑rate debt into fixed‑rate debt with an effective interest rate of 3.79%. Payments made or received on the swap are recorded as interest expense. The changes in fair value of the interest rate swap are recorded as other income or expense. At December 31, 2016 and 2015, the fair value of the interest rate swap of $1,200 and $4,000, respectively (notional amounts of $1.8 million and $2.8 million, respectively), was recorded in other assets in the consolidated balance sheets.

8. Income Taxes
At December 31, 2016 and 2015, the Company had current income taxes receivable of $110,000 and $106,000, respectively, included in other assets in the consolidated balance sheets.
The income tax expense (benefit) is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Current tax expense (benefit)	$70	$48	$3
Deferred tax expense (benefit)	(147)	—	(284)
Total income tax expense (benefit)	$(77)	$48	$(281)
The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income as a result of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014

Income (loss) before income taxes	$(8,643)	$83	$(7,220)
Deconsolidation of affiliate	—	55	—
Statutory U.S. federal income tax rate	(2,939)	28	(2,455)
State income taxes, net of federal benefit	(3)	(72)	(246)
Tax‑exempt investment income and dividend received deduction	(106)	(116)	(66)
Nondeductible acquisition costs and purchase adjustments	—	—	143
Nondeductible meals and entertainment	61	45	30
Valuation allowance on deferred tax assets	2,808	(2,050)	2,283
Net operating loss write-off	—	2,150	—
Other	102	8	30
Income tax expense (benefit)	$(77)	$48	$(281)
Effective tax rate	0.9%	57.8%	3.9%
For the year ended December 31, 2015, the Company reconsidered how it presents deferred tax assets and the associated valuation allowance which are subject to permanent limitation and which will expire unused. As such, the 2015 valuation allowance and gross net operating loss deferred tax asset were reduced by $2.2 million to remove the deferred tax assets that would not be realized from consideration. No such write-off occurred in 2016.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$715	$465
Unearned premiums	4,085	3,385
Net operating loss carryforwards	7,757	5,932
State net operating loss carryforwards	223	209
Other	203	(152)
Gross deferred tax assets	12,983	9,839
Less valuation allowance	(8,389)	(5,160)
Total deferred tax assets, net of allowance	4,594	4,679
Deferred tax liabilities:
Investment basis difference	45	49
Unrealized gains on investments	(156)	266
Deferred policy acquisition costs	4,519	4,115
Intangible assets	163	307
Property and equipment	202	267
Total deferred tax liabilities	4,773	5,004
Net deferred tax liability	$(179)	$(325)
The net deferred tax liability is recorded in other liabilities in the consolidated balance sheets.
As of December 31, 2016, the Company has net operating loss carryforwards for federal income tax purposes of $22.8 million, which expire in tax years 2019 through 2036. Of this amount, $15.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $8.7 million, which expire in tax years 2030 through 2036.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2016. Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.
Based on its evaluation, the Company has recorded a valuation allowance of $8.4 million and $5.2 million at December 31, 2016 and 2015, respectively, to reduce the deferred tax assets to an amount that is more likely than not to be realized based on the provisions in ASC 740. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.
The Company files consolidated federal income tax returns. For the years before 2013, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2013 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

9. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s Insurance Company Subsidiaries differ from GAAP. The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s Insurance Company Subsidiaries are (i) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (ii) deferred tax assets are subject to more limitations regarding what amounts can be recorded under SAP and (iii) bonds are recorded at amortized cost under SAP and fair value under GAAP.
Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries. As of December 31, 2016, 2015 and 2014, the Insurance Company Subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.
Summarized 2016, 2015 and 2014 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands). On December 30, 2016, the Company's wholly owned subsidiary, ACIC was merged into WPIC. As a result, 2016 statutory data is shown for the remaining two Insurance Company Subsidiaries, while prior year data is shown for the prior three Insurance Company Subsidiaries, (dollars in thousands).

	Conifer	White Pine
2016:
Statutory capital and surplus	$29,539	$32,391
RBC authorized control level	6,676	6,583
Statutory net income (loss)	(2,782)	(1,209)
RBC %	442.4%	492.1%

	Conifer	American Colonial	White Pine
2015:
Statutory capital and surplus	$30,637	$22,523	$17,452
RBC authorized control level	5,390	2,809	2,978
Statutory net income (loss)	387	(2,278)	784
RBC %	568.5%	801.8%	585.1%

	Conifer	American Colonial	White Pine
2014:
Statutory capital and surplus	$28,304	$24,461	$13,209
RBC authorized control level	5,008	1,460	2,708
Statutory net income (loss)	(2,777)	(1,670)	(58)
RBC %	565.1%	1,675.7%	487.7%
Dividend Restrictions
The state insurance statutes in which the Insurance Company Subsidiaries are domiciled limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. The Company must receive regulatory approval in order to pay dividends to the Parent Company from its Insurance Company Subsidiaries in 2017.

10.     Shareholders’ Equity
Common Stock
 On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock. Under this program, management is authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program is determined by management at its discretion and depended on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. As of December 31, 2016, the Company had repurchased and retired 88,650 shares of stock valued at approximately $625,000.
As of December 31, 2016 and 2015, the Company had 7,633,070 and 7,644,492 issued and outstanding shares of common stock, respectively.
Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.
Preferred Stock
In 2014, the Company issued 66,000 shares of preferred stock at $10.00 per share to certain third-party investors. On October 1, 2014, the then-outstanding shares of preferred stock were exchanged for shares of redeemable preferred stock. Refer to Note 11 ~ Redeemable Preferred Stock for further details.

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
Pursuant to agreements effective on or before July 1, 2015, the holders of preferred stock agreed to allow the Company to repurchase their outstanding preferred shares at the original purchase price (i.e., $100 per share) plus all accrued and unpaid preferred dividends. In addition, the holders of 29,550 shares (or 49%) of preferred stock agreed to use such cash received from the Company’s repurchase of their preferred stock to purchase shares of common stock at the same per share price as the common stock offered in the Company’s IPO. The closing of these transactions were conditioned on the completion of the Company’s IPO.
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

12. Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$182	$1,158
Other comprehensive income (loss) before reclassifications	(2,139)	(274)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(877)	702
Net current period other comprehensive income (loss)	(1,262)	(976)
Balance at end of period	$(1,080)	$182

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

	Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to Conifer	$(8,437)	$64	$(6,935)
Preferred stock dividends	—	384	191
Paid-in-kind dividends	—	156	59
Deemed dividend on preferred stock	$—	$—	$15
Net income (loss) allocable to common shareholders	$(8,437)	$(476)	$(7,200)

Weighted average common shares, basic and diluted*	7,618,588	5,369,960	2,672,440

Earnings (loss) per share allocable to common, basic and diluted	$(1.11)	$(0.09)	$(2.69)
* The non-vested shares of the restricted stock units were anti-dilutive as of December 31, 2016 and December 31, 2015. Therefore, the basic and diluted weighted average common shares are equal as of December 31, 2016 and December 31, 2015.

14.     Stock-based Compensation
In 2015, the Company established the Conifer Holdings, Inc. 2015 Omnibus Incentive Plan (“2015 Plan”), which permits the granting of stock options, stock appreciation rights, restricted stock units ("RSU") and other stock-based awards. The 2015 Plan authorizes up to 1,377,000 shares of common stock for awards to be issued to employees, directors or consultants of the Company. The RSUs are issued at no less than the market price on the date the awards are granted. The awards vest in five annual installments, commencing on the first anniversary from the date of grant. The Company will expense the grant date fair value of the RSUs as compensation expense on a straight-line basis over the requisite service period. Upon vesting, each RSU will convert into one share of common stock. The unvested RSUs are subject to forfeiture in the event the employee is involuntarily or voluntarily terminated. If the employee is terminated by the Company for cause, the Company has the option to forfeit the terminated employees’ vested shares for no consideration and to cause the employee to have no further rights or interest in the vested RSUs.

The following summarizes our RSU activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value

Outstanding at August 12, 2015 (IPO)	—	$—
Units granted	390	10.48
Units vested	—	—
Units forfeited	—	—
Outstanding at December 31, 2015	390	$10.48
Units granted	111	8.17
Units vested	(77)	10.48
Units forfeited	(8)	9.95
Outstanding at December 31, 2016	416	$9.87
The scheduled vesting for the restricted stock units at December 31, 2016 was as follows (in thousands):

	Year Ended December 31,
	2017	2018	2019	2020	2021	Total

Scheduled vesting - RSUs	99	99	99	99	20	416

In 2015, the Company issued 390,352 RSUs to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.1 million on the date of grant. In 2016, the Company issued 111,281 RSUs to executive officers and other employees valued at $909,000 on the date of grant.
The Company recorded $856,000 and $303,000 of compensation expense related to the RSUs for the year ended December 31, 2016 and 2015, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of December 31, 2016 was $3.8 million.

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

16. Employee Benefit Plans
In 2014, the Company established a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees. Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to 100% of their compensation on a pre‑tax basis, subject to statutory limits. The Company will match the employees’ contributions up to the first 4% of their compensation. The Company’s Plan expense amounted to $405,000 and $346,000 for the years ended December 31, 2016 and 2015, respectively.

17.     Commitments and Contingencies
Legal proceedings
The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the insurance policy at issue. We account for such activity through the establishment of unpaid losses and LAE reserves. In accordance with accounting guidance, if it is probable that a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets. Periodic expenses related to the defense of such claims are included in the accompanying consolidated statements of operations. On the basis of current information, the Company does not believe that there is a reasonable possibility that any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually, or in the aggregate.
Commitments
In 2010, the Company entered into an agreement with an unaffiliated party to design, develop, and implement a new policy administration, billing, and claims system for the Company. The scope of work and fee structure has changed over time. Currently, the agreement requires a minimum monthly payment of $30,000 with a fee schedule that is scalable with the premium volume, and expires on September 30, 2022.
Operating leases
The Company leases administrative office facilities, including its corporate headquarters, and office equipment under operating leases that expire at various dates through 2024. The Company has the option to extend its corporate headquarters lease for two additional five‑year periods. The Company recognizes rent expense on a straight‑line basis over the term of the lease. Rent expense under the operating leases totaled $915,000 in 2016, $795,000 in 2015, and $871,000 in 2014.
In 2014, the Company terminated its lease for its previous corporate headquarters before the end of the lease term. The Company paid a termination fee of $280,000 to the property owner, which was included in rent expense in 2014.
The future minimum rental payments under non-cancelable operating leases as of December 31, 2016, are as follows (in thousands):

Years Ending December 31,	Amount
2017	$929
2018	825
2019	642
2020	628
2021	639
2022 and thereafter	1,567
Total future minimum rental payments	$5,230

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
The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision-making group in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision-making group, comprised of key senior executives, reviews a number of financial measures including gross written premiums, net earned premiums and losses and LAE, net of reinsurance recoveries. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for underwriting personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Texas and Pennsylvania. For the years ended December 31, 2016, 2015 and 2014, gross written premiums attributable to these four states were 56.7%, 66.6%, and 70.3% respectively, of the Company’s total gross written premiums.
The following table summarizes our net earned premiums:

	Net Earned Premium
	2016	2015	2014
Commercial	77%	73%	62%
Personal	23%	27%	38%
Total	100%	100%	100%
The following provides a description of the Company’s two insurance businesses and product offerings within these businesses:

•
Commercial lines—offers coverage for property, liability, automobile and other miscellaneous coverage primarily to owner-operated small and mid-sized businesses, professional organizations and hospitality businesses such as restaurants, bars and taverns.

•	Personal lines—offers coverage for low-value dwelling, wind-exposed homeowners and automobile.
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

The following tables present information by reportable segment (dollars in thousands):

Year Ended December 31, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$88,242	$26,681	$—	$114,923
Net written premiums	$78,439	$21,490	$—	$99,929
Net earned premiums	$68,921	$20,706	$—	$89,627
Other income	378	558	182	1,118
Segment revenue	69,299	21,264	182	90,745
Loss and loss adjustment expenses, net	42,441	16,562	—	59,003
Policy acquisition costs	18,560	6,720	—	25,280
Operating expenses	6,767	2,911	7,918	17,596
Segment expenses	67,768	26,193	7,918	101,879
Segment underwriting gain (loss)	$1,531	$(4,929)	$(7,736)	$(11,134)

Investment income			2,173	2,173
Net realized investment gains			1,365	1,365
Other gains (losses)			(400)	(400)
Interest expense			(647)	(647)
Income (loss) before income taxes			$(5,245)	$(8,643)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$10,156	$3,134	$—	$13,290
Unearned premiums	44,484	13,642	—	58,126
Loss and loss adjustment expense reserves	46,917	7,734	—	54,651

Year Ended December 31, 2015	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$68,197	$25,553	$—	$93,750
Net written premiums	$58,157	$21,517	$—	$79,674
Net earned premiums	$48,586	$18,179	$—	$66,765
Other income	1,099	489	79	1,667
Segment revenue	49,685	18,668	79	68,432
Loss and loss adjustment expenses, net	25,730	13,152	—	38,882
Policy acquisition costs	11,937	4,246	—	16,183
Operating expenses	4,983	3,305	6,518	14,806
Segment expenses	42,650	20,703	6,518	69,871
Segment underwriting gain (loss)	$7,035	$(2,035)	$(6,439)	$(1,439)

Investment income			1,902	1,902
Net realized investment gains			285	285
Other gains (losses)			104	104
Interest expense			(769)	(769)
Income (loss) before income taxes			$(4,917)	$83

Selected Balance Sheet Data:
Deferred policy acquisition costs	$8,401	$3,701	$—	$12,102
Unearned premiums	33,337	14,579	—	47,916
Loss and loss adjustment expense reserves	29,739	5,683	—	35,422

Year Ended December 31, 2014	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$55,056	$28,791	$—	$83,847
Net written premiums	$40,958	$25,341	$—	$66,299
Net earned premiums	$35,749	$21,779	$—	$57,528
Other income	918	904	(13)	1,809
Segment revenue	36,667	22,683	(13)	59,337
Loss and loss adjustment expenses, net	20,621	20,109	—	40,730
Policy acquisition costs	9,209	5,487	—	14,696
Operating expenses	4,566	2,453	5,120	12,139
Segment expenses	34,396	28,049	5,120	67,565
Segment underwriting gain (loss)	$2,271	$(5,366)	$(5,133)	$(8,228)

Investment income			1,175	1,175
Net realized investment gains			417	417
Interest expense			(584)	(584)
Income (loss) before income taxes			$(4,125)	$(7,220)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$4,247	$1,432	$—	$5,679
Unearned premiums	29,062	14,319	—	43,381
Loss and loss adjustment expense reserves	22,451	9,080	—	31,531

19. Quarterly Financial Data (Unaudited)
The following is a summary of quarterly results of operations for 2016 and 2015 (in thousands, except per share and ratio data). The fluctuations between periods and changes in reserves, as disclosed in Note 5, are due to the normal fluctuations in operations from quarter to quarter.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016:
Gross premiums written	$25,393	29,725	28,497	31,308
Net premiums written	$22,050	$26,176	$24,634	$27,069
Net premiums earned	$20,109	$21,675	$23,380	$24,463
Net investment income	537	528	560	548
Net realized gains	(8)	541	71	761
Other gains (losses)	—	—	—	(400)
Other income	245	283	303	287
Losses and loss adjustment expenses, net	12,699	13,541	14,582	18,181
Policy acquisition costs	6,003	6,014	6,266	6,997
Operating expenses	4,139	4,536	4,710	4,211
Interest expense	157	143	168	179
Income tax (benefit) expense	—	(623)	16	530
Equity earnings (losses) in affiliates, net of tax	87	71	(47)	18
Net income (loss)	$(2,028)	$(513)	$(1,475)	$(4,421)
Net income (loss) allocable to common shareholders	$(2,028)	$(513)	$(1,475)	$(4,421)
Diluted earnings (loss) per common share (1)	$(0.27)	$(0.07)	$(0.19)	$(0.58)
Combined ratio (2)	112.2%	109.7%	107.9%	118.7%

2015:
Gross premiums written	$21,204	23,059	24,242	25,245
Net premiums written	$13,666	$15,942	$28,599	$21,467
Net premiums earned	$14,493	$15,115	$17,883	$19,274
Net investment income	486	469	505	442
Net realized gains	145	87	6	47
Other gains (losses)	—	—	104	—
Other income	489	480	523	175
Losses and loss adjustment expenses, net	8,570	8,976	9,813	11,523
Policy acquisition costs	2,595	2,639	4,605	6,344
Operating expenses	3,692	3,619	3,325	4,170
Interest expense	244	239	181	105
Income tax (benefit) expense	—	48	(48)	48
Equity losses in affiliates, net of tax	—	—	—	(52)
Net income (loss)	$512	$630	$1,145	$(2,304)
Net income (loss) allocable to common shareholders	$250	$366	$1,212	$(2,304)
Diluted earnings (loss) per common share (1)	$0.06	$0.09	$0.21	$(0.30)
Combined ratio (2)	99.2%	97.7%	96.4%	113.3%

(1) Due to the changes in the equity structure of the Company (Note ~ 10 Shareholders' Equity) the weighted average common shares outstanding has fluctuated over the past two years and therefore the quarterly diluted earnings (loss) per common share does not total the full-year earnings (loss) per common share stated on the face of the Consolidated Statements of Operations.
(2) The combined ratio is the sum of the loss ratio and the expense ratio. The loss ratio is the ratio, expressed as a percentage, of net losses and LAE to net premiums earned and other income. The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

Schedule II
Conifer Holdings, Inc.
Condensed Financial Information of Registrant
Balance Sheets – Parent Company Only
(dollars in thousands)

	December 31,
	2016	2015

Assets
Investment in subsidiaries	$78,637	$84,982
Cash	4,639	2,529
Due from subsidiaries	946	1,096
Other assets	2,009	1,912
Total assets	$86,231	$90,519

Liabilities and Shareholders' Equity
Liabilities:
Senior debt	$17,750	$12,750
Accounts payable and accrued expenses	196	311
Other liabilities	491	196
Total liabilities	18,437	13,257

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 7,633,070 and 7,644,492 issued and outstanding, respectively)	80,342	80,111
Accumulated deficit	(11,468)	(3,031)
Accumulated other comprehensive income (loss)	(1,080)	182
Total shareholders' equity	67,794	77,262
Total liabilities and shareholders' equity	$86,231	$90,519

Schedule II
Conifer Holdings, Inc.
Condensed Financial Information of Registrant
Statements of Comprehensive Income (Loss) – Parent Company Only
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenue
Management fees from subsidiaries	$9,911	$8,007	$8,100
Other income	51	64	20
Total revenue	9,962	8,071	8,120

Expenses
Operating expenses	16,995	13,710	9,962
Interest expense	647	766	584
Total expenses	17,642	14,476	10,546

Loss before equity in earnings (losses) of subsidiaries and income tax benefit	(7,680)	(6,405)	(2,426)
Income tax benefit	(864)	(1,025)	(77)
Loss before equity earnings (losses) of subsidiaries	(6,816)	(5,380)	(2,349)
Equity earnings (losses) in subsidiaries	(1,621)	5,363	(4,590)

Net income (loss)	(8,437)	(17)	(6,939)
Less net loss attributable to noncontrolling interest	—	(81)	(4)
Net income (loss) attributable to Conifer	$(8,437)	$64	$(6,935)

Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	(1,262)	(976)	622
Total Comprehensive income (loss)	$(9,699)	$(912)	$(6,313)

Schedule II
Conifer Holdings, Inc.
Condensed Financial Information of Registrant
Statement of Cash Flows – Parent Company Only
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(8,437)	$(17)	$(6,939)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	364	321	287
Deferred income taxes	288	140	3
Equity in undistributed (income) loss of subsidiaries	1,621	(5,363)	4,590
Incentive awards expenses - vesting of RSUs	856	303	—
Changes in operating assets and liabilities:
Changes in due from / payable to subsidiaries	150	(921)	(10)
Other assets	(270)	(396)	(92)
Accounts payable and accrued expenses	(115)	(20)	86
Other liabilities	120	(480)	(19)
Net cash used in operating activities	(5,423)	(6,433)	(2,094)
Cash Flows From Investing Activities
Contributions to subsidiaries	(2,100)	(7,500)	(46,006)
Dividends received from subsidiaries	5,450	2,700	500
Purchases of property and equipment	(192)	(146)	(434)
Net cash provided by (used in) investing activities	3,158	(4,946)	(45,940)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	36,066	28,475
Proceeds from issuance of shares of preferred stock	—	—	6,060
Repurchase of common stock	(625)	—	—
Repurchase of preferred stock	—	(6,275)	—
Borrowings under debt arrangements	7,000	4,400	18,500
Repayment of borrowings under debt arrangements	(2,000)	(19,212)	(4,075)
Dividends paid to preferred shareholders	—	(384)	(191)
Payment of offering costs	—	(1,837)	—
Net cash provided by financing activities	4,375	12,758	48,769
Net increase in cash	2,110	1,379	735
Cash at beginning of period	2,529	1,150	415
Cash at end of period	$4,639	$2,529	$1,150

Supplemental Disclosure of Cash Flow Information:
Interest paid	$641	$844	$510
Non-cash dividend received from subsidiaries	—	400	—

Conifer Holding, Inc.
Condensed Financial Information of Registrant
Parent Company Only
Notes to Condensed Financial Statements

1. Accounting Policies
Organization
Conifer Holdings, Inc. (the “Parent”) is a Michigan‑domiciled holding company organized for the purpose of managing its insurance entities. The Parent conducts its principal operations through these entities.
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
The Parent’s operations consist of income earned from management and administrative services performed for the insurance entities pursuant to intercompany services agreements. These management and administrative services include providing management, marketing, offices and equipment, and premium collection, for which the insurance companies pay fees based on a percentage of gross premiums written. Also, the Parent receives commission income for performing agency services. The primary operating costs of the Parent are salaries and related costs of corporate personnel, including information technology, administrative expenses, and professional fees. The income received from the management and administrative services is used to meet debt service requirements and pay federal income taxes.
Estimates and Assumptions
Preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.
Dividends
The Parent received cash dividends from its subsidiaries of $5.5 million, $2.7 million and $500,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Schedule V
Conifer Holdings, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014
(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Decrease to Other Comprehensive Income	Deductions from Allowance Account	Balance at End of Period
Valuation for Deferred Tax Assets
2016	$5,160	$2,808	$421	$—	$8,389
2015	$6,917	$—	$—	$(1,757)	$5,160
2014	$4,634	2,283	—	—	$6,917

CONIFER HOLDINGS, INC.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K	September 30, 2015	3.1	August 28, 2015

3.2	Amended and Restated Bylaws of Conifer Holdings, Inc.	S-1A	September 30, 2015	3.4	July 30, 2015

10.1	Amended and Restated Credit Agreement dated as of September 29, 2014, between the Company and Comerica Bank, N.A.	S-1	December 30, 2014	10.1.1	July 2, 2015

10.2	First Amendment to Amended and Restated Credit Agreement and Waiver dated May 4, 2015, between the Company and Comerica Bank, N.A.	S-1	June 30, 2015	10.1.2	July 2, 2015

10.3	Second Amendment to Amended and Restated Credit Agreement dated June 29, 2015, between the Company and Comerica Bank, N.A.	S-1	June 30, 2015	10.1.3	July 30, 2015

10.4	Third Amendment to Amended and Restated Credit Agreement and Consent dated as of August 6, 2015 between the Company and Comerica Bank, N.A.	10-Q	June 30, 2015	10.1.3	September 14, 2015

10.5	Fourth Amendment to Amended and Restated Credit Agreement and Consent dated as of January 26, 2016 between the Company and Comerica Bank, N.A.	10-K	December 31, 2015	10.5	March 15, 2016

10.6	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated September 18, 2013, as amended	S-1		10.3	July 2, 2015

10.8	Fifth Amendment to Amended and Restated Credit Agreement and Consent dated as of July 21, 2016 between the Company and Comerica Bank, N.A.					*

10.9	Sixth Amendment to Amended and Restated Credit Agreement and Consent dated as of September 29, 2016 between the Company and Comerica Bank, N.A.					*

10.10	Seventh Amendment to Amended and Restated Credit Agreement and Consent dated as of October 28, 2016 between the Company and Comerica Bank, N.A.					*

10.11	Eighth Amendment to Amended and Restated Credit Agreement and Consent dated as of November 30, 2016 between the Company and Comerica Bank, N.A.					*

10.12	Ninth Amendment to Amended and Restated Credit Agreement and Consent dated as of March 13, 2017 between the Company and Comerica Bank, N.A.	*

10.13	Employment agreements - Nicholas J. Petcoff, James G. Petcoff Andrew D. Petcoff, Brian J. Roney	*

21.1	List of Subsidiaries of the Company	*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	*

31.1	Section 302 Certification — CEO	*

31.2	Section 302 Certification — CFO	*

32.1*	Section 906 Certification — CEO	*

32.2*	Section 906 Certification — CFO	*

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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
Dated: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Petcoff	Chairman and Chief Executive Officer	March 15, 2017
James G. Petcoff	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	March 15, 2017
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ Mark McCammon	Director	March 15, 2017
Mark McCammon

/s/ Nicholas J. Petcoff	Director	March 15, 2017
Nicholas J. Petcoff

/s/ Jorge Morales	Director	March 15, 2017
Jorge Morales

/s/ Richard J. Williams, Jr.	Director	March 15, 2017
Richard J. Williams, Jr.