Form 10-Q
period 2017-03-31
Conifer Holdings, Inc.
filed 2017-05-10
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, no par value, as of May 5, 2017, was 7,633,069.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investment securities:
Fixed maturity securities, at fair value (amortized cost of $114,717 and $113,915, respectively)	$114,086	$113,163
Equity securities, at fair value (cost of $4,291 and $4,283, respectively)	4,773	4,579
Short-term investments, at fair value	14,967	10,788
Total investments	133,826	128,530

Cash	10,196	12,493
Premiums and agents' balances receivable, net	23,189	24,538
Receivable from affiliate	1,484	1,751
Reinsurance recoverables on unpaid losses	9,125	6,658
Reinsurance recoverables on paid losses	1,061	840
Ceded unearned premiums	3,806	4,120
Deferred policy acquisition costs	12,956	13,290
Other assets	12,323	11,481
Total assets	$207,966	$203,701

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$62,135	$54,651
Unearned premiums	56,336	58,126
Senior debt	17,125	17,750
Accounts payable and accrued expenses	5,315	4,879
Other liabilities	482	501
Total liabilities	141,393	135,907

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 7,633,069 and 7,633,070 issued and outstanding, respectively)	80,585	80,342
Accumulated deficit	(13,266)	(11,468)
Accumulated other comprehensive income (loss)	(746)	(1,080)
Total shareholders' equity	66,573	67,794
Total liabilities and shareholders' equity	$207,966	$203,701

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue
Premiums
Gross earned premiums	$28,264	$23,546
Ceded earned premiums	(4,124)	(3,437)
Net earned premiums	24,140	20,109
Net investment income	577	537
Net realized investment gains (losses)	(8)	(8)
Other income	354	245
Total revenue	25,063	20,883

Expenses
Losses and loss adjustment expenses, net	15,733	12,699
Policy acquisition costs	6,472	6,003
Operating expenses	4,530	4,139
Interest expense	224	157
Total expenses	26,959	22,998

Income (loss) before equity earnings of affiliates and income taxes	(1,896)	(2,115)
Equity earnings of affiliates, net of tax	104	87
Income tax expense	6	—

Net income (loss)	$(1,798)	$(2,028)

Earnings (loss) per common share, basic and diluted	$(0.24)	$(0.27)

Weighted average common shares outstanding, basic and diluted	7,633,069	7,638,780

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(1,798)	$(2,028)

Other comprehensive income (loss), net of tax:
Unrealized investment gains:
Unrealized investment gains during the period	385	1,459
Income tax expense	—	—
Unrealized investment gains, net of tax	385	1,459

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	51	(83)
Income tax expense	—	—
Total reclassifications included in net income (loss), net of tax	51	(83)

Other comprehensive income (loss)	334	1,542

Total comprehensive income (loss)	$(1,464)	$(486)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders' Equity (Unaudited)
(dollars in thousands)

	No Par, Common Stock		Retained Earnings	Accumulated Other	Total Shareholders' Equity
	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)
Balances at December 31, 2015	7,644,492	$80,111	$(3,031)	$182	$77,262
Net loss	—	—	(2,028)	—	(2,028)
Repurchase of common stock	(33,833)	(231)	—	—	(231)
RSU Expense*	—	204	—	—	204
Other comprehensive income	—	—	—	1,542	1,542
Balances at March 31, 2016	7,610,659	80,084	(5,059)	1,724	76,749
Net loss	—	—	(6,409)	—	(6,409)
Repurchase of common stock	(54,817)	(394)	—	—	(394)
RSU Expense*	77,228	652	—	—	652
Other comprehensive loss	—	—	—	(2,804)	(2,804)
Balances at December 31, 2016	7,633,070	80,342	(11,468)	(1,080)	67,794
Net loss	—	—	(1,798)	—	(1,798)
RSU Expense*	(1)	243	—	—	243
Other comprehensive income	—	—	—	334	334
Balances at March 31, 2017	7,633,069	$80,585	$(13,266)	$(746)	$66,573

* "RSU" - restricted stock units

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$(1,798)	$(2,028)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment, and intangibles	100	92
Amortization of bond premium and discount, net	175	148
Net realized losses on investments	8	8
Incentive awards expenses - vesting of RSU	243	204
Other	104	(87)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances receivable	1,616	(1,426)
Reinsurance recoverables	(2,688)	990
Ceded unearned premiums	314	(505)
Deferred policy acquisition costs	334	(119)
Other assets	(1,037)	(411)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	7,484	3,066
Unearned premiums	(1,790)	1,847
Reinsurance premiums payable	—	300
Accounts payable and accrued expenses	880	1,010
Other liabilities	(19)	(113)
Net cash provided by operating activities	3,926	2,976
Cash Flows From Investing Activities
Purchase of investments:
Fixed maturity securities	(10,456)	(5,979)
Equity securities	(369)	(434)
Short-term investments	(40,382)	(11,842)
Proceeds from maturities of investments:
Fixed maturity securities	2,250	2,505
Proceeds from sales of investments:
Fixed maturity securities	6,804	2,157
Equity securities	361	418
Short-term investments	36,203	13,091
Purchases of property and equipment	(9)	(21)
Net cash used in investing activities	(5,598)	(105)
Cash Flows From Financing Activities
Repurchase of common stock	—	(231)
Borrowings under debt arrangements	—	1,000
Repayment of borrowings under debt arrangements	(625)	(500)
Net cash (used in) provided by financing activities	(625)	269
Net (decrease) increase in cash	(2,297)	3,140
Cash at beginning of period	12,493	12,703
Cash at end of period	$10,196	$15,843
Supplemental Disclosure of Cash Flow Information:
Interest paid	$128	$98
Payable for securities - non cash item	(444)	—
 The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.     Summary of Significant Accounting Policies
 Basis of Presentation
 The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), and Sycamore Insurance Agency, Inc ("SIA"). CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Conifer Holdings, Inc. is referred to as the "Parent Company." On December 30, 2016, the Company's wholly owned subsidiary, American Colonial Insurance Company ("ACIC") was merged into WPIC, with WPIC as the surviving entity.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company has applied the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results expected for the year ended December 31, 2017.
These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 15, 2017.
 Business
The Company is engaged in the sale of property and casualty insurance products and has organized its business model around two classes of insurance businesses: commercial and personal lines. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents and managing general agents. Policies are written in all 50 states in the United States. The Company’s corporate headquarters is located in Birmingham, Michigan with additional office facilities in Florida, Texas, Pennsylvania and Tennessee.
The Company also generates other revenues through investment income and other income which mainly consists of installment fees and policy issuance fees generally related to the policies we write. We also generate equity earnings from SIA's 50% owned agency (the "Affiliate"). The Affiliate places small commercial risks mainly for alarm and security guard markets.
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
 Recently Issued Accounting Guidance
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Reporting entities may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own credit risk, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective for the Company on January 1, 2018, with early adoption permitted solely for the instrument-specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. Management is currently evaluating the impact of the guidance.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which addresses the financial reporting of leasing transactions. This update will require the recognition of a right-of-use asset and a corresponding lease liability,

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at March 31, 2017 and December 31, 2016, were as follows (dollars in thousands):

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$6,894	$35	$(35)	$6,894
State and local government	13,319	163	(163)	13,319
Corporate debt	37,672	232	(235)	37,669
Commercial mortgage-backed and other asset-backed	56,832	132	(760)	56,204
Total fixed maturity securities available for sale	114,717	562	(1,193)	114,086
Equity Securities:
Common stocks - Public Utilities	103	33	—	136
Common stocks - Banks, Trusts and Insurance Companies	586	88	(6)	668
Common stocks - Industrial, miscellaneous and all other	3,602	440	(73)	3,969
Total equity securities available for sale	4,291	561	(79)	4,773
Total securities available for sale	$119,008	$1,123	$(1,272)	$118,859

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$5,908	$31	$(36)	$5,903
State and local government	13,618	106	(205)	13,519
Corporate debt	34,105	205	(254)	34,056
Commercial mortgage-backed and other asset-backed	60,284	132	(731)	59,685
Total fixed maturity securities available for sale	113,915	474	(1,226)	113,163
Equity Securities:
Common stocks - Public Utilities	159	25	(1)	183
Common stocks - Banks, Trusts and Insurance Companies	681	85	(9)	757
Common stocks - Industrial, miscellaneous and all other	3,443	256	(60)	3,639
Total equity securities available for sale	4,283	366	(70)	4,579
Total securities available for sale	$118,198	$840	$(1,296)	$117,742
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	March 31, 2017
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	12	$4,439	$(35)	—	$—	$—	12	$4,439	$(35)
State and local government	19	6,319	(161)	1	99	(2)	20	6,418	(163)
Corporate debt	19	10,521	(227)	3	1,021	(8)	22	11,542	(235)
Commercial mortgage and asset-backed	47	40,285	(754)	4	547	(6)	51	40,832	(760)
Total fixed maturity securities available for sale	97	61,564	(1,177)	8	1,667	(16)	105	63,231	(1,193)
Equity Securities:
Common stocks	21	1,041	(73)	2	71	(6)	23	1,112	(79)
Total equity securities available for sale	21	1,041	(73)	2	71	(6)	23	1,112	(79)
Total securities	118	$62,605	$(1,250)	10	$1,738	$(22)	128	$64,343	$(1,272)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	15	$4,539	$(36)	—	$—	$—	15	$4,539	$(36)
State and local government	29	8,217	(202)	1	104	(3)	30	8,321	(205)
Corporate debt	22	9,031	(239)	7	3,369	(15)	29	12,400	(254)
Commercial mortgage and asset-backed	59	38,048	(722)	5	802	(9)	64	38,850	(731)
Total fixed maturity securities available for sale	125	59,835	(1,199)	13	4,275	(27)	138	64,110	(1,226)
Equity Securities:
Common stock	76	2,472	(61)	2	66	(9)	78	2,538	(70)
Total equity securities available for sale	76	2,472	(61)	2	66	(9)	78	2,538	(70)
Total securities	201	$62,307	$(1,260)	15	$4,341	$(36)	216	$66,648	$(1,296)
 The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three months ended March 31, 2017 and 2016.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Fixed maturity securities	$601	$586
Equity securities	25	26
Cash and short-term investments	11	2
Total investment income	637	614
Investment expenses	(60)	(77)
Net investment income	$577	$537

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Fixed maturity securities:
Gross realized gains	$—	$16
Gross realized losses	(7)	(6)
Total fixed maturity securities	(7)	10
Equity securities:
Gross realized gains	29	56
Gross realized losses	(30)	(74)
Total equity securities	(1)	(18)
Total realized losses	$(8)	$(8)
 Proceeds from the sales of debt and equity securities available for sale were $7.2 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively.
 The table below summarizes the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at March 31, 2017. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,657	$9,664
Due after one year through five years	29,272	29,349
Due after five years through ten years	11,494	11,531
Due after ten years	7,462	7,338
Securities with contractual maturities	57,885	57,882
Commercial mortgage and asset backed	56,832	56,204
Total Fixed maturity securities	$114,717	$114,086
 At March 31, 2017 and December 31, 2016, the Insurance Company Subsidiaries had an aggregate of $9.1 million and $9.6 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At March 31, 2017 and December 31, 2016, the Company had $10.4 million and $10.3 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$6,894	$—	$6,894	$—
State and local government	13,319	—	13,319	—
Corporate debt	37,669	—	37,669	—
Commercial mortgage-backed and other asset-backed	56,204	—	56,204	—
Total fixed maturity securities	114,086	—	114,086	—
Equity Securities	4,773	4,663	110	—
Short-term investments	14,967	14,967	—	—
Total assets measured at fair value	$133,826	$19,630	$114,196	$—

Liabilities:
Senior debt*	$17,125	$—	$17,125	$—
Total Liabilities measured at fair value	$17,125	$—	$17,125	$—
 * Carried at cost or amortized cost on the consolidated balance sheet

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,903	$—	$5,903	$—
State and local government	13,519	—	13,519	—
Corporate debt	34,056	—	34,056	—
Commercial mortgage-backed and other asset-backed	59,685	—	59,685	—
Total fixed maturity securities	113,163	—	113,163	—
Equity Securities	4,579	4,469	110	—
Short-term investments	10,788	10,788	—	—
Total assets measured at fair value	$128,530	$15,257	$113,273	$—

Liabilities:
Senior debt*	$17,750	$—	$17,750	$—
Total Liabilities measured at fair value	$17,750	$—	$17,750	$—
 * Carried at cost or amortized cost on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 14.7% of the fair value of the total investment portfolio as of March 31, 2017.
Level 2 investments include fixed maturity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The Company obtains pricing for each security from independent pricing services, investment managers or consultants to assist in determining fair value for its Level 2 investments. The fair value of securities included in the Level 2 category based on the market values obtained from a third party pricing service were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 85.3% of the fair value of the total investment portfolio as of March 31, 2017.
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
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2017 and 2016, respectively.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three months ended March 31, 2017 and 2016. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$13,290	$12,102

Deferred policy acquisition costs	6,138	6,122
Amortization of policy acquisition costs	(6,472)	(6,003)
Net change	(334)	119

Balance at end of period	$12,956	$12,221

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
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2017	2016
Gross reserves - beginning of period	$54,651	$35,422
Less: reinsurance recoverables on unpaid losses	6,658	5,405
Net reserves - beginning of period	47,993	30,017

Add: incurred losses and LAE, net of reinsurance:
Current period	12,654	11,111
Prior period	3,079	1,588
Total net incurred losses and LAE	15,733	12,699

Deduct: loss and LAE payments, net of reinsurance:
Current period	1,903	1,999
Prior period	8,813	7,244
Total net loss and LAE payments	10,716	9,243

Net reserves - end of period	53,010	33,473
Plus: reinsurance recoverables on unpaid losses	9,125	5,015
Gross reserves - end of period	$62,135	$38,488
The Company’s incurred losses during the three months ended March 31, 2017, include prior-year adverse reserve development of $3.1 million. For the three months ended March 31, 2017, there was adverse development of $1.6 million from the commercial property line, $1.3 million from the commercial liability line of business, $325 thousand from the Florida homeowners line, and $201 thousand from the personal auto line of business. The adverse development was offset by $456 thousand of favorable development in other lines of business.
The Company’s incurred losses during the three months ended March 31, 2016, reflect prior-year adverse reserve development of $1.6 million. The adverse development was generated by the Florida homeowners, personal automobile, and commercial automobile lines, totaling $758 thousand, $547 thousand, and $858 thousand, respectively. This adverse development was partially offset by favorable development of $271 thousand and $253 thousand in commercial multi-peril and workers compensation lines. respectively.

6.     Reinsurance
In the normal course of business, the Company seeks to minimize the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. The Company participates in reinsurance agreements in order to limit its loss exposure including protecting against catastrophe losses. The Company primarily ceded all specific commercial risks in excess of $500 thousand in both 2017 and 2016. Reinsurance does not discharge the direct insurer from liability to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables.
The Company assumes written premiums under a few fronting arrangements, most of which are net of other reinsurance arrangements. The fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a higher A.M. Best rating than the Company’s current rating, where the policies are written in a state where the Company is not licensed or for other strategic reasons. Assumed premiums is comprised entirely of these arrangements other than where there are premiums assumed from Citizens Property and Casualty Corporation.
The following table presents the effects of such reinsurance and assumption transactions on premiums and losses and LAE (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2017	2016
Written premiums:
Direct	$20,900	$21,600
Assumed	5,574	3,793
Ceded	(4,150)	(3,343)
Net written premiums	$22,324	$22,050

Earned premiums:
Direct	$22,060	$22,241
Assumed	6,204	1,305
Ceded	(4,124)	(3,437)
Net earned premiums	$24,140	$20,109

Losses and LAE:
Direct	$16,033	$13,939
Assumed	3,875	909
Ceded	(4,175)	(2,149)
Net Losses and LAE	$15,733	$12,699

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

	March 31, 2017	December 31, 2016
Revolver	$10,500	$10,500
Term Note	1,500	1,750
2014 Term Note	5,125	5,500
Total	$17,125	$17,750
 The undrawn portion of the Revolver was $7.0 million as of March 31, 2017, and was available to finance working capital, fund other general corporate purposes and provide surplus contributions to the Company's Insurance Company Subsidiaries to support premium growth or strategic acquisitions.
The Credit Facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums-to-statutory capital and surplus ratios, fixed-charge coverage ratios, risk-based capital ratios, and A.M. Best ratings of its Insurance Company Subsidiaries. At March 31, 2017, the Company was in compliance with all of its Credit Facility financial covenants.

8.     Shareholders’ Equity
 On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. The plan expired on February

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

25, 2017. For the three months ended March 31, 2017, the Company had not repurchased or retired any shares of stock. In 2016, the Company repurchased and retired 88,650 shares of stock valued at approximately $625 thousand.

9. Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$(1,080)	$182
Other comprehensive income (loss) before reclassifications	385	1,459
Less: amounts reclassified from accumulated other comprehensive income (loss)	51	(83)
Net current period other comprehensive income (loss)	334	1,542
Balance at end of period	$(746)	$1,724

10. Earnings Per Share
 Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(1,798)	$(2,028)

Weighted average common shares, basic and diluted*	7,633,069	7,638,780

Earnings (loss) per common share, basic and diluted	$(0.24)	$(0.27)
* The 413,000 nonvested shares of the restricted stock units were anti-dilutive as of March 31, 2017. Therefore, the basic and diluted weighted average common shares are equal for the three months ended March 31, 2017.

11.     Stock-based Compensation

In 2015, the Company issued 390,352 RSUs to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.1 million on the date of grant. In 2016, the Company issued 111,281 RSUs to executive officers and other employees valued at $909 thousand on the date of grant.

The following summarizes our restricted stock unit "RSU" activity (units in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Number of Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2015	390	$10.48
Units granted	—	—
Units vested	—	—
Units forfeited	—	—
Outstanding at March 31, 2016	390	$10.48
Units granted	111	8.17
Units vested	(77)	10.48
Units forfeited	(8)	9.95
Outstanding at December 31, 2016	416	$9.87
Units granted	—	—
Units vested	—	—
Units forfeited	(3)	9.01
Outstanding at March 31, 2017	413	$9.88
The Company recorded $243 thousand and $204 thousand of compensation expense related to the RSUs for the year ended March 31, 2017 and 2016, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of March 31, 2017, was $3.5 million.

12.     Commitments and Contingencies
 Legal proceedings
 The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are related to the insurance policy issued. On the basis of current information, the Company does not believe that there is a reasonable possibility that any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject, either individually, or in the aggregate.

13.     Segment Information
 The Company is engaged in the sale of property and casualty insurance products and has organized its business model around two classes of insurance businesses: commercial and personal lines. Within these two insurance businesses, the Company offers various insurance products. Such insurance businesses are engaged in underwriting and marketing insurance coverages, and administering claims processing for such policies.
 The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries. However, the primary measure used for making decisions about resources to be allocated to an operating segment and assessing performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and other underwriting and operating expenses of the operating segments. Other underwriting and operating expenses primarily include compensation and related benefits for underwriting personnel, licensing of policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products primarily through a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

activity in Florida, Michigan, Pennsylvania and Texas. For the three months ended March 31, 2017 and 2016, gross written premiums attributable to these four states were 58% of the Company’s total gross written premiums.
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
The Company redefined its operating segments during the quarter ended June 30, 2016 into two segments, and presented the segment information for the three months ended March 31, 2017, in a manner consistent with the new operational management structure. The segment information for the three months ended March 31, 2016, has been recast to be consistent with the new format.
The following tables present information by reportable operating segment (dollars in thousands):

Three Months Ended March 31, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$21,644	$4,830	$—	$26,474
Net written premiums	$19,479	$2,845	$—	$22,324

Net earned premiums	$19,689	$4,451	$—	$24,140
Other income	164	151	39	354
Segment revenue	19,853	4,602	39	24,494
Losses and loss adjustment expenses, net	12,468	3,265	—	15,733
Policy acquisition costs	5,022	1,450	—	6,472
Operating expenses	2,472	569	1,489	4,530
Segment expenses	19,962	5,284	1,489	26,735
Segment underwriting gain (loss)	$(109)	$(682)	$(1,450)	$(2,241)

Net investment income			577	577
Net realized investment gains (losses)			(8)	(8)
Interest expense			(224)	(224)
Income (loss) before equity earnings of affiliates and income taxes			$(1,105)	$(1,896)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$19,144	$6,249	$—	$25,393
Net written premiums	$16,986	$5,064	$—	$22,050

Net earned premiums	$15,279	$4,830	$—	$20,109
Other income	98	132	15	245
Segment revenue	15,377	4,962	15	20,354
Losses and loss adjustment expenses, net	8,635	4,064	—	12,699
Policy acquisition costs	4,388	1,615	—	6,003
Operating expenses	1,734	669	1,736	4,139
Segment expenses	14,757	6,348	1,736	22,841
Segment underwriting gain (loss)	$620	$(1,386)	$(1,721)	$(2,487)

Net investment income			537	537
Net realized investment gains (losses)			(8)	(8)
Interest expense			(157)	(157)
Income (loss) before equity earnings of affiliates and income taxes			$(1,349)	$(2,115)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2017 and 2016

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 15, 2017 with the U. S. Securities and Exchange Commission.
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
The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 15, 2017 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.
Business Overview
We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states. We are also licensed to write insurance as an admitted carrier in 40 states and we offer our insurance products in all 50 states.
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
Through our commercial insurance product lines, we offer coverage for both commercial property and commercial liability. We also offer coverage for commercial automobiles and workers’ compensation. Our insurance policies are sold to targeted small and mid-sized businesses on a single or multiple-coverage basis.
Through our personal insurance product lines, we offer homeowners insurance and dwelling fire insurance policies to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of either wind-exposed homeowners insurance providing hurricane and wind coverage to underserved homeowners in Texas, Hawaii and Florida or low-value dwelling insurance tailored for owners of lower valued homes, which we have historically offered in Illinois and Indiana, and have now expanded to Louisiana and Texas (where we have an office in Waco). Due to recent Florida-based industry events, we have been de-emphasizing our Florida homeowners' business and reducing our exposures in that state. Otherwise, there has been little change in our approach to managing or evaluating these lines.
Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the three months ended March 31, 2017, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017.

Executive Overview
The Company reported a net loss of $1.8 million, or $0.24 per share, for the three months ended March 31, 2017, compared to a net loss of $2.0 million, or $0.27 per share, for the same period in 2016.
Adjusted operating loss, a non-GAAP measure, was $1.8 million, or $0.24 per share, and $2.0 million, or $0.27, for the three months ended March 31, 2017 and 2016, respectively.
Our combined ratio decreased 3.1 percentage points for the three months ended March 31, 2017, to 109.1%, compared to 112.2% for the same period in 2016.
Our premium results for the three months ended March 31, 2017, reflect the continued expansion of our commercial lines and repositioning of our personal lines. Our commercial lines gross written premiums organically grew by 13.1% in the three months ended months ended March 31, 2017, as compared to the same period in 2016. Our personal lines gross written premiums decreased 22.7% for the three months ended months ended March 31, 2017, compared to the same period in 2016, as we de-emphasized Florida homeowners and Texas wind-exposed business.

Results of Operations For The Three Months Ended March 31, 2017 and 2016
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Gross written premiums	$26,474	$25,393	$1,081	4.3%
Net written premiums	$22,324	$22,050	$274	1.2%

Net earned premiums	$24,140	$20,109	$4,031	20.0%
Other income	354	245	109	44.5%
Losses and loss adjustment expenses, net	15,733	12,699	3,034	23.9%
Policy acquisition costs	6,472	6,003	469	7.8%
Operating expenses	4,530	4,139	391	9.4%
Underwriting gain (loss)	(2,241)	(2,487)	246	(9.9)%
Net investment income	577	537	40	7.4%
Net realized investment gains	(8)	(8)	—	*
Interest expense	224	157	67	42.7%
Income (loss) before equity earnings in affiliate and income taxes	(1,896)	(2,115)	219	(10.4)%
Equity earnings (losses) of affiliates, net of tax	104	87	17	19.5%
Income tax expense (benefit)	6	—	6	*
Net income (loss)	$(1,798)	$(2,028)	$230	(11.3)%

Underwriting Ratios:
Loss ratio (1)	64.2%	62.4%
Expense ratio (2)	44.9%	49.8%
Combined ratio (3)	109.1%	112.2%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Gross written premiums
Commercial lines	$21,644	$19,144	$2,500	13.1%
Personal lines	4,830	6,249	(1,419)	(22.7)%
Total	$26,474	$25,393	$1,081	4.3%

Net written premiums
Commercial lines	$19,479	$16,986	$2,493	14.7%
Personal lines	2,845	5,064	(2,219)	(43.8)%
Total	$22,324	$22,050	$274	1.2%

Net Earned premiums
Commercial lines	$19,689	$15,279	$4,410	28.9%
Personal lines	4,451	4,830	(379)	(7.8)%
Total	$24,140	$20,109	$4,031	20.0%

Gross written premiums increased $1.1 million, or 4.3%, to $26.5 million for the three months ended March 31, 2017, as compared to $25.4 million for the same period in 2016. The increase was driven by continued growth in our commercial lines, reflecting the execution of our growth initiative in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.
 Commercial lines gross written premiums increased $2.5 million, or 13.1%, to $21.6 million in the first quarter of 2017, as compared to $19.1 million for the first quarter of 2016. This increase was primarily driven by the organic growth in our hospitality programs.
 Personal lines gross written premiums decreased $1.4 million, or 22.7%, to $4.8 million in the first quarter of 2017, as compared to $6.2 million for the same period in 2016. The decrease was the result of management's strategic decision to decrease our Florida homeowners business. Also, as of October 1, 2016, we no longer wrote Texas wind-exposed homeowners products through one agent that represented approximately $7.0 million of 2015 annual premiums. Our low-value dwelling homeowners business, however, continues to expand. It grew by 26.7% in the first quarter of 2017, while our Florida homeowners business decreased 14.9%, compared to the same period in 2016.
 Net written premiums increased $274 thousand, or 1.2%, to $22.3 million for the three months ended March 31, 2017, as compared to $22.1 million for the same period in 2016. This increase is consistent with the increase in gross written premiums for the same period, slightly tempered by an increase in catastrophe reinsurance costs beginning in June 2016.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended March 31, 2017 increased $109 thousand, or 44.5%, to $354 thousand as compared to $245 thousand for the same period in 2016 due in some measure to policy growth in lines that have more fees associated with them.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended March 31, 2017 and 2016 (dollars in thousands).

Three Months Ended March 31, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$9,634	$3,020	$12,654
Net (favorable) adverse development	2,834	245	3,079
Calendar year net losses and LAE	$12,468	$3,265	$15,733

Accident year loss ratio	48.5%	65.6%	51.7%
Net (favorable) adverse development	14.3%	5.3%	12.5%
Calendar year loss ratio	62.8%	70.9%	64.2%

Three Months Ended March 31, 2016	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$8,279	$2,832	$11,111
Net (favorable) adverse development	356	1,232	1,588
Calendar year net losses and LAE	$8,635	$4,064	$12,699

Accident year loss ratio	53.8%	57.1%	54.6%
Net (favorable) adverse development	2.3%	24.8%	7.8%
Calendar year loss ratio	56.1%	81.9%	62.4%

Net losses and LAE increased by $3.0 million, or 23.9%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase is consistent with the 20.0% increase in net earned premiums. The calendar year loss ratios were 64.2% and 62.4% for the three months ended March 31, 2017 and 2016, respectively.
Overall reserve development on prior accident years in the first quarter of 2017 was unfavorable by $3.1 million, or 12.5 percentage points on the loss ratio. This was primarily due to $1.6 million of adverse reserve development in the commercial property line, $1.3 million from the commercial liability line of business, $325 thousand from the Florida homeowners line, and $201 thousand from the personal auto line of business. The adverse development was offset by $456 thousand of favorable development in other lines of business.
Total reserve development on prior accident years in the first quarter of 2016 was unfavorable by $1.6 million, or 7.8 percentage points.  This was primarily due to $758 thousand, $547 thousand, and $858 thousand of adverse reserve development in the Florida homeowners, personal automobile and commercial automobile lines of business, respectively.
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
The table below provides the expense ratio by major component.

	Three Months Ended March 31,
	2017	2016
Commercial Lines
Policy acquisition costs	25.3%	28.5%
Operating expenses	12.5%	11.3%
Total	37.8%	39.8%

Personal Lines
Policy acquisition costs	31.5%	32.5%
Operating expenses	12.4%	13.5%
Total	43.9%	46.0%

Corporate and Other
Operating expenses	6.1%	8.5%
Total	6.1%	8.5%

Consolidated
Policy acquisition costs	26.4%	29.5%
Operating expenses	18.5%	20.3%
Total	44.9%	49.8%
 Our expense ratio decreased 4.9 percentage points in the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in the ratio was mainly due to an increase in net earned premiums on a lower variable expense base.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended March 31, 2017 and 2016, the percentage of policy acquisition costs to net earned premiums and other income was 26.4% and 29.5%, respectively. The decrease in the policy acquisition cost ratio was due to improved efficiencies of scale as well as a changing mix of business with lower commission rates.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 18.5% and 20.3% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the operating expense ratio was primarily due to increased net earned premiums and other income combined with a more fixed expense base. We expect this ratio to trend lower as earned premium grows.
Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Commercial Lines	$(109)	$620	$(729)	*

Personal Lines	(682)	(1,386)	704	50.8%

Corporate and Other	(1,450)	(1,721)	271	15.7%
Total	$(2,241)	$(2,487)	$246	9.9%
*Percentage change is not meaningful

Liquidity and Capital Resources
Sources and Uses of Funds
At March 31, 2017, we had $25.2 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances and the $7.0 million available under our revolving credit line will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the holding company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the three months ended March 31, 2017.
Cash Flows
Operating Activities. Cash provided by operating activities for the three months ended March 31, 2017, was $3.9 million as compared to $3.0 million provided by operating activities for the same period in 2016. The increase in cash provided by operations was attributable to the overall growth of the business.
Investing Activities. Cash used in investing activities for the three months ended March 31, 2017, was $5.6 million as compared to $0.1 million for the same period in 2016. The fluctuation in the funds used in routine investing activities correlates to the timing of when the portfolio investments matured and securities were repurchased.
Financing Activities. Cash used in financing activities for the three months ended March 31, 2017, was $0.6 million as compared to $0.3 million provided by financing activities for the same period in 2016. The cash provided by financing activities in 2016 was from borrowings under debt arrangements, offset by stock repurchases. The only financing activities in 2017 were related to principle repayments on the debt.
Outstanding Debt
We are party to a $30.0 million senior credit facility with Comerica Bank which currently is comprised of three parts: a $5.0 million five-year term note ("Term Note") which commenced in October 2013; a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"); and a $17.5 million revolving line of credit ("Revolver"). Our total outstanding senior debt at March 31, 2017, was $17.1 million. Our minimum principal and interest payments on our senior debt for the remaining nine months of 2017 is estimated to be $2.4 million and $15.8 million for 2018-2019. Refer to Note 7 ~ Senior Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP (accounting principles generally accepted in the United States -“GAAP”) measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $60.7 million and $62.2 million at March 31, 2017 and December 31, 2016, respectively.

Adjusted Operating Income and Adjusted Operating Income Per Share

Adjusted operating income and adjusted operating income per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment and other gains, net of tax. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income (loss) to adjusted operating income (loss) (dollars in thousands), as well as net income (loss) per share to adjusted operating income (loss) per share:

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(1,798)	$(2,028)
Net realized losses, net of tax	(8)	(8)
Adjusted operating income (loss)	$(1,790)	$(2,020)
Weighted average common shares diluted	7,633,069	7,638,780
Diluted income (loss) per common share:
Net income (loss) per share	(0.24)	(0.27)
Net realized gains, net of tax, per share	—	—
Adjusted operating income (loss) per share	(0.24)	(0.27)

We use adjusted operating income and adjusted operating income per share to assess our performance and to evaluate the results of our overall business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. Realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, adjusted operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate adjusted operating income and adjusted operating income per share, along with net income and net income per share, when reviewing and evaluating our performance.

Recently Issued Accounting Pronouncements
 Refer to Note 1 ~ Summary of Significant Accounting Policies – Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2017. Our market risk sensitive instruments are primarily related to our fixed-income securities.
Interest Rate Risk
At March 31, 2017, the fair value of our investment portfolio, excluding cash and cash equivalents, was $133.8 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of March 31, 2017, was approximately 3.0 years and 3.2 years at December 31, 2016.
The table below illustrates the sensitivity of the fair value of our fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of March 31, 2017. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2017	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$121,310	$(7,743)	(6.0)%	(11.6)%
100 basis point increase	125,181	(3,872)	(3.0)%	(5.8)%
No change	129,053	—	—%	—%
100 basis point decrease	132,666	3,613	2.8%	5.4%
200 basis point decrease	134,731	5,678	4.4%	8.5%

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
At March 31, 2017, the net amount due to the Company from reinsurers, including ceded unearned premiums, was $14.0 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2017.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2017, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 15, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. The program expired on February 25, 2017.

Issuer purchase of Equity Securities
Period of purchases	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum dollars yet to be used for stock purchases (in thousands)
February 25, 2016 to February 29, 2016	—	—	—	$2,100
March 1, 2016 to March 31, 2016	33,833	$6.79	33,833	1,869
April 1, 2016 to April 30, 2016	—	—	33,833	1,869
May 1, 2016 to May 31, 2016	32,830	$6.65	66,663	1,649
June 1, 2016 to June 30, 2016	—	—	66,663	1,649
July 1, 2016 to July 31, 2016	—	—	66,663	1,649
August 1, 2016 to August 31, 2016	1,201	$7.50	67,864	1,640
September 1, 2016 to September 30, 2016	20,786	$7.96	88,650	1,474

Total for the Twelve Months Ended December 31, 2016	88,650	$7.02
January 1, 2017 to March 31, 2017	—	$—	88,650	1,474
Total for the Three Months Ended March 31, 2017	—	$—

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 10, 2017