Form 10-Q
period 2017-06-30
Conifer Holdings, Inc.
filed 2017-08-09
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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

The number of outstanding shares of the registrant’s common stock, no par value, as of August 7, 2017, was 7,633,069.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investment securities:
Fixed maturity securities, at fair value (amortized cost of $116,418 and $113,915, respectively)	$116,276	$113,163
Equity securities, at fair value (cost of $4,456 and $4,283, respectively)	4,969	4,579
Short-term investments, at fair value	14,944	10,788
Total investments	136,189	128,530

Cash	10,863	12,493
Premiums and agents' balances receivable, net	23,018	24,538
Receivable from affiliate	724	1,751
Reinsurance recoverables on unpaid losses	10,552	6,658
Reinsurance recoverables on paid losses	1,923	840
Ceded unearned premiums	4,103	4,120
Deferred policy acquisition costs	12,649	13,290
Other assets	11,382	11,481
Total assets	$211,403	$203,701

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$66,917	$54,651
Unearned premiums	54,979	58,126
Senior debt	16,375	17,750
Accounts payable and other liabilities	7,165	5,380
Total liabilities	145,436	135,907

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 7,633,069 and 7,633,070 issued and outstanding, respectively)	80,808	80,342
Accumulated deficit	(14,334)	(11,468)
Accumulated other comprehensive income (loss)	(507)	(1,080)
Total shareholders' equity	65,967	67,794
Total liabilities and shareholders' equity	$211,403	$203,701

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Premiums
Gross earned premiums	$28,338	$25,258	$56,602	$48,804
Ceded earned premiums	(3,841)	(3,583)	(7,965)	(7,020)
Net earned premiums	24,497	21,675	48,637	41,784
Net investment income	663	528	1,240	1,065
Net realized investment gains (losses)	—	541	(8)	533
Other gains	750	—	750	—
Other income	372	283	726	528
Total revenue	26,282	23,027	51,345	43,910

Expenses
Losses and loss adjustment expenses, net	16,674	13,541	32,407	26,240
Policy acquisition costs	6,428	6,014	12,900	12,017
Operating expenses	4,370	4,536	8,900	8,675
Interest expense	219	143	443	300
Total expenses	27,691	24,234	54,650	47,232

Income (loss) before equity earnings of affiliates and income taxes	(1,409)	(1,207)	(3,305)	(3,322)
Equity earnings of affiliates, net of tax	60	71	164	158
Income tax benefit	(282)	(623)	(275)	(623)

Net income (loss)	$(1,067)	$(513)	$(2,866)	$(2,541)

Earnings (loss) per common share, basic and diluted	$(0.14)	$(0.07)	$(0.38)	$(0.33)

Weighted average common shares outstanding, basic and diluted	7,633,069	7,594,862	7,633,069	7,616,821

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(1,067)	$(513)	$(2,866)	$(2,541)

Other comprehensive income (loss), net of tax:
Unrealized investment gains:
Unrealized investment gains during the period	519	277	904	1,736
Income tax expense	281	585	281	585
Unrealized investment gains (losses), net of tax	238	(308)	623	1,151

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(1)	(174)	50	(257)
Income tax benefit	—	(86)	—	(86)
Total reclassifications included in net income (loss), net of tax	(1)	(88)	50	(171)

Other comprehensive income (loss)	239	(220)	573	1,322

Total comprehensive income (loss)	$(828)	$(733)	$(2,293)	$(1,219)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands)

	No Par, Common Stock			Accumulated Other	Total Shareholders' Equity
	Shares	Amount	Accumulated deficit	Comprehensive Income (Loss)
Balances at December 31, 2015	7,644,492	$80,111	$(3,031)	$182	$77,262
Net loss	—	—	(2,541)	—	(2,541)
Repurchase of common stock	(66,663)	(451)	—	—	(451)
RSU Expense*	—	409	—	—	409
Other comprehensive income	—	—	—	1,322	1,322
Balances at June 30, 2016	7,577,829	80,069	(5,572)	1,504	76,001
Net loss	—	—	(5,896)	—	(5,896)
Repurchase of common stock	(21,987)	(174)	—	—	(174)
RSU Expense*	77,228	447	—	—	447
Other comprehensive loss	—	—	—	(2,584)	(2,584)
Balances at December 31, 2016	7,633,070	80,342	(11,468)	(1,080)	67,794
Net loss	—	—	(2,866)	—	(2,866)
RSU Expense*	(1)	466	—	—	466
Other comprehensive income	—	—	—	573	573
Balances at June 30, 2017	7,633,069	$80,808	$(14,334)	$(507)	$65,967

* "RSU" - restricted stock units

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$(2,866)	$(2,541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment, and intangibles	199	197
Amortization of bond premium and discount, net	288	290
Net realized losses on investments	8	(533)
Incentive awards expenses - vesting of RSU	466	409
Equity earnings of affiliate	(164)	(158)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances receivable	2,547	(4,384)
Reinsurance recoverables	(4,977)	(1,055)
Ceded unearned premiums	17	1,635
Deferred policy acquisition costs	641	(1,080)
Other assets	67	(868)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	12,266	6,410
Unearned premiums	(3,147)	6,314
Accounts payable and other liabilities	2,009	608
Net cash provided by operating activities	7,354	5,244
Cash Flows From Investing Activities
Purchase of investments:
Fixed maturity securities	(16,504)	(27,375)
Equity securities	(544)	(754)
Short-term investments	(78,964)	(55,197)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities	4,400	11,335
Other redemptions	8,662	—
Proceeds from sales of investments:
Fixed maturity securities	168	20,677
Equity securities	367	838
Short-term investments	74,808	45,284
Purchases of property and equipment	(2)	(138)
Net cash used in investing activities	(7,609)	(5,330)
Cash Flows From Financing Activities
Repurchase of common stock	—	(451)
Borrowings under debt arrangements	2,000	3,000
Repayment of borrowings under debt arrangements	(3,375)	(1,000)
Net cash (used in) provided by financing activities	(1,375)	1,549
Net (decrease) increase in cash	(1,630)	1,463
Cash at beginning of period	12,493	12,703
Cash at end of period	$10,863	$14,166
Supplemental Disclosure of Cash Flow Information:
Interest paid	$429	$219
Net income taxes paid	—	45
Payable for securities - non cash item	—	8,063
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
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has applied the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the six months ended June 30, 2017, are not necessarily indicative of the results expected for the year ended December 31, 2017.
These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 15, 2017.
 Business
The Company is engaged in the sale of property and casualty insurance products and has organized its business model around two classes of insurance businesses: commercial and personal lines. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents and managing general agents. Policies are written in all 50 states. The Company’s corporate headquarters is located in Birmingham, Michigan with additional office facilities in Florida, Pennsylvania and Tennessee.
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
 Recently Issued Accounting Guidance
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income. ASU No. 2016-01 becomes effective for the Company in 2019 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but may have a material impact on the Company's results of operations as changes in fair value of equity instruments will be presented in net income rather than other comprehensive income. For the six months ended June 30, 2017, other comprehensive income includes $623,000 of net unrealized gains on equity securities, net of taxes. See Note 9 ~ Other Comprehensive Income for details regarding the change in net unrealized gains on equity securities included in other comprehensive income (loss) for the six months ended June 30, 2017 and 2016.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to record most leases on their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related leasing expense within net income. ASU No. 2016-02 becomes effective for the Company in 2020 and will be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company's future minimum lease payments, which represent minimum annual rental commitments excluding taxes, insurance and other operating costs for noncancelable operating leases, and will be subject to this new guidance, totaled $5.2 million at December 31, 2016. The calculation of the lease liability and right-of-use asset requires further analysis of the underlying leases to determine which portions of the underlying lease payments are required to be included in the calculation, however, the Company does not believe that this standard will have a material impact on the financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which amends the current methodology and timing for recognizing credit losses, except for debt securities measured at fair value. This amendment will replace the current GAAP "incurred loss" methodology for credit losses with a methodology based on expected credit losses. The new guidance will also require expanded consideration of a broader range of reasonable and increased supportable information for the credit loss estimates. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company does not believe this standard will have a material impact on the financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flow under Topic 230, Statement of Cash Flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU becomes effective for the Company beginning in 2019. Early adoption is permitted. The Company does not believe that this standard will have a material impact to the statement of cash flows.

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at June 30, 2017 and December 31, 2016, were as follows (dollars in thousands):

	June 30, 2017
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$8,904	$32	$(43)	$8,893
State and local government	13,036	243	(74)	13,205
Corporate debt	38,836	283	(167)	38,952
Commercial mortgage-backed and other asset-backed	55,642	158	(574)	55,226
Total fixed maturity securities available for sale	116,418	716	(858)	116,276
Equity Securities:
Common stocks - Public Utilities	103	28	—	131
Common stocks - Banks, Trusts and Insurance Companies	725	96	(9)	812
Common stocks - Industrial, miscellaneous and all other	3,628	535	(137)	4,026
Total equity securities available for sale	4,456	659	(146)	4,969
Total securities available for sale	$120,874	$1,375	$(1,004)	$121,245

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$5,908	$31	$(36)	$5,903
State and local government	13,618	106	(205)	13,519
Corporate debt	34,105	205	(254)	34,056
Commercial mortgage-backed and other asset-backed	60,284	132	(731)	59,685
Total fixed maturity securities available for sale	113,915	474	(1,226)	113,163
Equity Securities:
Common stocks - Public Utilities	159	25	(1)	183
Common stocks - Banks, Trusts and Insurance Companies	681	85	(9)	757
Common stocks - Industrial, miscellaneous and all other	3,443	256	(60)	3,639
Total equity securities available for sale	4,283	366	(70)	4,579
Total securities available for sale	$118,198	$840	$(1,296)	$117,742
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	June 30, 2017
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	14	$6,743	$(43)	—	$—	$—	14	$6,743	$(43)
State and local government	14	3,872	(72)	1	99	(2)	15	3,971	(74)
Corporate debt	21	10,604	(158)	2	766	(9)	23	11,370	(167)
Commercial mortgage and asset-backed	43	32,843	(572)	5	390	(2)	48	33,233	(574)
Total fixed maturity securities available for sale	92	54,062	(845)	8	1,255	(13)	100	55,317	(858)
Equity Securities:
Common stocks	23	1,221	(137)	1	34	(9)	24	1,255	(146)
Total equity securities available for sale	23	1,221	(137)	1	34	(9)	24	1,255	(146)
Total securities	115	$55,283	$(982)	9	$1,289	$(22)	124	$56,572	$(1,004)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	15	$4,539	$(36)	—	$—	$—	15	$4,539	$(36)
State and local government	29	8,217	(202)	1	104	(3)	30	8,321	(205)
Corporate debt	22	9,031	(239)	7	3,369	(15)	29	12,400	(254)
Commercial mortgage and asset-backed	59	38,048	(722)	5	802	(9)	64	38,850	(731)
Total fixed maturity securities available for sale	125	59,835	(1,199)	13	4,275	(27)	138	64,110	(1,226)
Equity Securities:
Common stock	76	2,472	(61)	2	66	(9)	78	2,538	(70)
Total equity securities available for sale	76	2,472	(61)	2	66	(9)	78	2,538	(70)
Total securities	201	$62,307	$(1,260)	15	$4,341	$(36)	216	$66,648	$(1,296)
 The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the six months ended June 30, 2017 and 2016.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturity securities	$696	$570	$1,297	$1,156
Equity securities	25	25	50	51
Cash and short-term investments	16	5	27	7
Total investment income	737	600	1,374	1,214
Investment expenses	(74)	(72)	(134)	(149)
Net investment income	$663	$528	$1,240	$1,065

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturity securities:
Gross realized gains	$—	$502	$—	$518
Gross realized losses	—	(16)	(7)	(22)
Total fixed maturity securities	—	486	(7)	496
Equity securities:
Gross realized gains	—	94	29	150
Gross realized losses	—	(39)	(30)	(113)
Total equity securities	—	55	(1)	37
Total realized gains (losses)	$—	$541	$(8)	$533
 Proceeds from the sales of debt and equity securities available for sale, maturities and other redemptions (primarily the return of capital) were $13.6 million and $32.9 million for the six months ended June 30, 2017 and 2016, respectively.
 The table below summarizes the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at June 30, 2017. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,750	$11,760
Due after one year through five years	30,438	30,563
Due after five years through ten years	11,389	11,540
Due after ten years	7,199	7,187
Securities with contractual maturities	60,776	61,050
Commercial mortgage and asset backed	55,642	55,226
Total Fixed maturity securities	$116,418	$116,276
 At June 30, 2017 and December 31, 2016, the Insurance Company Subsidiaries had an aggregate of $8.2 million and $9.6 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At June 30, 2017 and December 31, 2016, the Company had $10.5 million and $10.3 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$8,893	$—	$8,893	$—
State and local government	13,205	—	13,205	—
Corporate debt	38,952	—	38,952	—
Commercial mortgage-backed and other asset-backed	55,226	—	55,226	—
Total fixed maturity securities	116,276	—	116,276	—
Equity Securities	4,969	4,719	250	—
Short-term investments	14,944	14,944	—	—
Total assets measured at fair value	$136,189	$19,663	$116,526	$—

Liabilities:
Senior debt	$16,375	$—	$16,375	$—
Total Liabilities measured at fair value	$16,375	$—	$16,375	$—

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$5,903	$—	$5,903	$—
State and local government	13,519	—	13,519	—
Corporate debt	34,056	—	34,056	—
Commercial mortgage-backed and other asset-backed	59,685	—	59,685	—
Total fixed maturity securities	113,163	—	113,163	—
Equity Securities	4,579	4,469	110	—
Short-term investments	10,788	10,788	—	—
Total assets measured at fair value	$128,530	$15,257	$113,273	$—

Liabilities:
Senior debt	$17,750	$—	$17,750	$—
Total Liabilities measured at fair value	$17,750	$—	$17,750	$—

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 14.4% of the fair value of the total investment portfolio as of June 30, 2017.
Level 2 investments include fixed maturity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The Company obtains pricing for each security from independent pricing services, investment managers or consultants to assist in determining fair value for its Level 2 investments. The fair value of securities included in the Level 2 category based on the market values obtained from a third party pricing service were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 85.6% of the fair value of the total investment portfolio as of June 30, 2017.
 To validate that these quoted prices are reasonable estimates of fair value, the Company performs various quantitative and qualitative procedures, such as (i) evaluation of the underlying methodologies, (ii) analysis of recent sales activity, (iii) analytical review of our fair values against current market prices and (iv) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for the investments were determined to be inactive for the periods presented. Based on these procedures, the Company did not adjust the prices or quotes provided from independent pricing services, investment managers or consultants.
The Level 2 financial instruments also include our senior debt. The fair value of borrowings under the senior debt, consisting of the revolving credit facility and term loans, approximates its carrying amount because interest is based on a short-term, variable, market-based rate.
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2017 and 2016, respectively.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the six months ended June 30, 2017 and 2016. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$12,956	$12,221	$13,290	$12,102

Deferred policy acquisition costs	6,121	6,975	12,259	13,097
Amortization of policy acquisition costs	(6,428)	(6,014)	(12,900)	(12,017)
Net change	(307)	961	(641)	1,080

Balance at end of period	$12,649	$13,182	$12,649	$13,182

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
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross reserves - beginning of period	$62,135	$38,488	$54,651	$35,422
Less: reinsurance recoverables on unpaid losses	9,125	5,015	6,658	5,405
Net reserves - beginning of period	53,010	33,473	47,993	30,017

Add: incurred losses and LAE, net of reinsurance:
Current period	12,397	12,034	25,051	23,146
Prior period	4,277	1,507	7,356	3,094
Total net incurred losses and LAE	16,674	13,541	32,407	26,240

Deduct: loss and LAE payments, net of reinsurance:
Current period	5,313	5,793	7,216	7,792
Prior period	8,006	5,279	16,819	12,523
Total net loss and LAE payments	13,319	11,072	24,035	20,315

Net reserves - end of period	56,365	35,942	56,365	35,942
Plus: reinsurance recoverables on unpaid losses	10,552	5,890	10,552	5,890
Gross reserves - end of period	$66,917	$41,832	$66,917	$41,832

The Company’s incurred losses during the three and six months ended June 30, 2017, include prior-year adverse reserve development of $4.3 million and $7.4 million, respectively. In the second quarter of 2017, there was adverse development of $1.6 million from the commercial liability line of business, $1.3 million from the Florida homeowners line, $613,000 from the commercial property line and $245,000 from the commercial auto line of business. For the six months ended June 30, 2017, there was adverse development of $2.9 million from the commercial liability line of business, $2.3 million from the commercial property line, $1.7 million from the Florida homeowners line, and $329,000 from the commercial auto line of business.
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
The Company assumes written premiums under a few fronting arrangements, most of which are net of other reinsurance arrangements. The fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a higher A.M. Best rating than the Company’s current rating, where the policies are written in a state where the Company is not licensed or for other strategic reasons. Assumed premiums are comprised entirely of these arrangements other than where there are premiums assumed from Citizens Property and Casualty Corporation.
The following table presents the effects of such reinsurance and assumption transactions on premiums and losses and LAE (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Written premiums:
Direct	$20,719	$22,533	$41,619	$44,133
Assumed	6,262	7,192	11,836	10,985
Ceded	(3,899)	(3,549)	(8,048)	(6,892)
Net written premiums	$23,082	$26,176	$45,407	$48,226

Earned premiums:
Direct	$21,960	$22,574	$44,020	$44,815
Assumed	6,378	2,684	12,582	3,989
Ceded	(3,841)	(3,583)	(7,965)	(7,020)
Net earned premiums	$24,497	$21,675	$48,637	$41,784

Losses and LAE:
Direct	$16,194	$13,905	$32,227	$27,844
Assumed	4,830	1,447	8,704	2,356
Ceded	(4,350)	(1,811)	(8,524)	(3,960)
Net Losses and LAE	$16,674	$13,541	$32,407	$26,240

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

	June 30, 2017	December 31, 2016
Revolver	$11,000	$10,500
Term Note	1,000	1,750
2014 Term Note	4,375	5,500
Total	$16,375	$17,750
 The undrawn portion of the Revolver was $6.5 million as of June 30, 2017, and was available to finance working capital, fund other general corporate purposes and provide surplus contributions to the Company's Insurance Company Subsidiaries to support premium growth or strategic acquisitions.
The Credit Facility contains various restrictive covenants that relate to the Company’s shareholders’ equity, premiums-to-statutory capital and surplus ratios, fixed-charge coverage ratios, risk-based capital ratios, and A.M. Best ratings of its Insurance Company Subsidiaries. At June 30, 2017, the Company was in compliance with all of its Credit Facility financial covenants.

8.     Shareholders’ Equity
 On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. The plan expired on February

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

25, 2017. For the six months ended June 30, 2017, the Company had not repurchased or retired any shares of stock. In 2016, the Company repurchased and retired 88,650 shares of stock valued at approximately $625 thousand.

9. Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$(746)	$1,724	$(1,080)	$182
Other comprehensive income (loss) before reclassifications	238	(308)	623	1,151
Less: amounts reclassified from accumulated other comprehensive income (loss)	(1)	(88)	50	(171)
Net current period other comprehensive income (loss)	239	(220)	573	1,322
Balance at end of period	$(507)	$1,504	$(507)	$1,504

10. Earnings Per Share
 Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(1,067)	$(513)	$(2,866)	$(2,541)

Weighted average common shares, basic and diluted*	7,633,069	7,594,862	7,633,069	7,616,821

Earnings (loss) per common share, basic and diluted	$(0.14)	$(0.07)	$(0.38)	$(0.33)
* The 404,000 nonvested shares of the restricted stock units were anti-dilutive as of June 30, 2017. Therefore, the basic and diluted weighted average common shares are equal for the three and six months ended June 30, 2017.

11.     Stock-based Compensation

In 2015, the Company issued 390,352 RSUs to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.1 million on the date of grant. In 2016, the Company issued 111,281 RSUs to executive officers and other employees valued at $909,000 on the date of grant.

The following summarizes our restricted stock unit "RSU" activity (units in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Number of Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2015	390	$10.48
Units granted	—	—
Units vested	—	—
Units forfeited	—	—
Outstanding at June 30, 2016	390	$10.48
Units granted	111	8.17
Units vested	(77)	10.48
Units forfeited	(8)	9.95
Outstanding at December 31, 2016	416	$9.87
Units granted	—	—
Units vested	—	—
Units forfeited	(12)	9.87
Outstanding at June 30, 2017	404	$9.87
The Company recorded $466,000 and $409,000 of compensation expense related to the RSUs for the six months ended June 30, 2017 and 2016, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of June 30, 2017, was $3.2 million.

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
 The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries. However, the primary measure used for making decisions about resources to be allocated to an operating segment and assessing performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and other underwriting and operating expenses of the operating segments. Other underwriting and operating expenses primarily include compensation and related benefits for underwriting personnel, licensing of policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products primarily through a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

activity in Florida, Michigan, Pennsylvania and Texas. For the six months ended June 30, 2017 and 2016, gross written premiums attributable to these four states were 62% and 70% of the Company’s total gross written premiums.
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
The following tables present information by reportable operating segment (dollars in thousands):

Three Months Ended June 30, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$21,106	$5,875	$—	$26,981
Net written premiums	$18,916	$4,166	$—	$23,082

Net earned premiums	$20,094	$4,403	$—	$24,497
Other income	158	169	45	372
Segment revenue	20,252	4,572	45	24,869
Losses and loss adjustment expenses, net	11,761	4,913	—	16,674
Policy acquisition costs	4,997	1,431	—	6,428
Operating expenses	2,437	589	1,344	4,370
Segment expenses	19,195	6,933	1,344	27,472
Segment underwriting gain (loss)	$1,057	$(2,361)	$(1,299)	$(2,603)

Net investment income			663	663
Net realized investment gains (losses)			—	—
Other gains			750	750
Interest expense			$(219)	$(219)
Income (loss) before equity earnings of affiliates and income taxes			$(105)	$(1,409)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$22,821	$6,904	$—	$29,725
Net written premiums	$20,548	$5,628	$—	$26,176

Net earned premiums	$16,484	$5,191	$—	$21,675
Other income	83	187	13	283
Segment revenue	16,567	5,378	13	21,958
Losses and loss adjustment expenses, net	9,344	4,197	—	13,541
Policy acquisition costs	4,366	1,648	—	6,014
Operating expenses	1,610	766	2,160	4,536
Segment expenses	15,320	6,611	2,160	24,091
Segment underwriting gain (loss)	$1,247	$(1,233)	$(2,147)	$(2,133)

Net investment income			528	528
Net realized investment gains (losses)			541	541
Interest expense			(143)	(143)
Income (loss) before equity earnings of affiliates and income taxes			$(1,221)	$(1,207)

Six Months Ended June 30, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$42,750	$10,705	$—	$53,455
Net written premiums	$38,395	$7,012	$—	$45,407

Net earned premiums	$39,782	$8,855	$—	$48,637
Other income	323	320	83	726
Segment revenue	40,105	9,175	83	49,363
Losses and loss adjustment expenses, net	24,229	8,178	—	32,407
Policy acquisition costs	10,020	2,880	—	12,900
Operating expenses	4,909	1,159	2,832	8,900
Segment expenses	39,158	12,217	2,832	54,207
Segment underwriting gain (loss)	$947	$(3,042)	$(2,749)	(4,844)

Net investment income			1,240	1,240
Net realized investment gains (losses)			(8)	(8)
Other Gains			750	750
Interest Expense			$(443)	$(443)
Income (loss) before equity earnings of affiliates and income taxes			$(1,210)	$(3,305)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$41,965	$13,153	$—	$55,118
Net written premiums	$37,536	$10,690	$—	$48,226

Net earned premiums	$31,763	$10,021	$—	$41,784
Other income	182	318	28	528
Segment revenue	31,945	10,339	28	42,312
Losses and loss adjustment expenses, net	17,980	8,260	—	26,240
Policy acquisition costs	8,752	3,265	—	12,017
Operating expenses	3,344	1,435	3,896	8,675
Segment expenses	30,076	12,960	3,896	46,932
Segment underwriting gain (loss)	$1,869	$(2,621)	$(3,868)	(4,620)

Net investment income			1,065	1,065
Net realized investment gains (losses)			533	533
Interest expense			(300)	(300)
Income (loss) before equity earnings of affiliates and income taxes			$(2,570)	$(3,322)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2017 and 2016

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
Business Overview
We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states. We are also licensed to write insurance as an admitted carrier in 41 states, including the District of Columbia, and we offer our insurance products in all 50 states.
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
Through our personal insurance product lines, we offer homeowners insurance and dwelling fire insurance policies to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of either wind-exposed homeowners insurance providing hurricane and wind coverage to underserved homeowners in Texas, Hawaii and Florida or low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana, Louisiana and Texas. Due to recent Florida-based industry events, we have been de-emphasizing our Florida homeowners' business and reducing our exposures in that state. Otherwise, there has been little change in our approach to managing or evaluating these lines.
Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the six months ended June 30, 2017, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017.

Executive Overview
The Company reported a net loss of $1.1 million, or $0.14 per share and $2.9 million, or $0.38 per share, for the three and six months ended June 30, 2017, respectively, compared to a net loss of $0.5 million, or $0.07 per share, and $2.5 million, or $0.33, for the same periods in 2016.
Adjusted operating loss, a non-GAAP measure, was $2.1 million, or $0.28 per share, and $3.9 million, or $0.52 per share, for the three and six months ended June 30, 2017, compared to $1.6 million, or $0.22 per share, and $3.7 million, or $0.48 per share, for the same periods in 2016.
Our combined ratio was 110.4% and 109.9% for the three and six months ended June 30, 2017, compared to 109.7% and 110.9% for the same periods in 2016, respectively.
Our net earned premium was up 16.4% for the six months ended June 30, 2017, due to expansion of our commercial lines, which was up 25.2% year over year, and repositioning of our personal lines, which was down 11.6% compared to the same period in the prior year.

Results of Operations For The Three Months Ended June 30, 2017 and 2016
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Gross written premiums	$26,981	$29,725	$(2,744)	(9.2)%
Net written premiums	$23,082	$26,176	$(3,094)	(11.8)%

Net earned premiums	$24,497	$21,675	$2,822	13.0%
Other income	372	283	89	31.4%
Losses and loss adjustment expenses, net	16,674	13,541	3,133	23.1%
Policy acquisition costs	6,428	6,014	414	6.9%
Operating expenses	4,370	4,536	(166)	(3.7)%
Underwriting gain (loss)	(2,603)	(2,133)	(470)	22.0%
Net investment income	663	528	135	25.6%
Net realized investment gains	—	541	(541)	*
Other gains	750	—	750	*
Interest expense	219	143	76	53.1%
Income (loss) before equity earnings in affiliate and income taxes	(1,409)	(1,207)	(202)	16.7%
Equity earnings (losses) of affiliates, net of tax	60	71	(11)	(15.5)%
Income tax expense (benefit)	(282)	(623)	341	*
Net income (loss)	$(1,067)	$(513)	$(554)	108.0%

Underwriting Ratios:
Loss ratio (1)	67.0%	61.7%
Expense ratio (2)	43.4%	48.0%
Combined ratio (3)	110.4%	109.7%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the three months ended June 30, 2017 and 2016 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Gross written premiums
Commercial lines	$21,106	$22,821	$(1,715)	(7.5)%
Personal lines	5,875	6,904	(1,029)	(14.9)%
Total	$26,981	$29,725	$(2,744)	(9.2)%

Net written premiums
Commercial lines	$18,916	$20,548	$(1,632)	(7.9)%
Personal lines	4,166	5,628	(1,462)	(26.0)%
Total	$23,082	$26,176	$(3,094)	(11.8)%

Net Earned premiums
Commercial lines	$20,094	$16,484	$3,610	21.9%
Personal lines	4,403	5,191	(788)	(15.2)%
Total	$24,497	$21,675	$2,822	13.0%

Gross written premiums decreased $2.7 million, or 9.2%, to $27.0 million for the three months ended June 30, 2017, as compared to $29.7 million for the same period in 2016.
 Commercial lines gross written premiums decreased $1.7 million, or 7.5%, to $21.1 million in the second quarter of 2017, as compared to $22.8 million for the second quarter of 2016. The decreased gross written premiums were mainly due to the timing of renewals, and are not expected to continue as a trend. Commercial lines gross written premiums did increase by 1.9% for the six months ended June 30, 2017, compared to the same period in prior year.
 Personal lines gross written premiums decreased $1.0 million, or 14.9%, to $5.9 million in the second quarter of 2017, as compared to $6.9 million for the same period in 2016. The decrease was the result of management's strategic decision to decrease the Florida homeowners business. Also, as of October 1, 2016, we no longer wrote Texas wind-exposed homeowners products through one agent that represented approximately $7.0 million of 2015 annual premiums. Our low-value dwelling homeowners business, however, continues to expand; it grew by 16.0% during the three months ended June 30, 2017. The Florida homeowners business decreased by 19.2% for the three months ended June 30, 2017, compared to the same period in 2016.
 Net written premiums decreased $3.1 million, or 11.8%, to $23.1 million for the three months ended June 30, 2017, as compared to $26.2 million for the same period in 2016. This decrease is consistent with the decrease in gross written premiums for the same period, coupled with an increase in catastrophe reinsurance costs beginning in June 2016.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended June 30, 2017 increased $89,000, or 31.4%, to $372,000 as compared to $283,000 for the same period in 2016, due to growth in certain programs for which Sycamore is the agent.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended June 30, 2017 and 2016 (dollars in thousands).

Three Months Ended June 30, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$9,308	$3,089	$12,397
Net (favorable) adverse development	2,453	1,824	4,277
Calendar year net losses and LAE	$11,761	$4,913	$16,674

Accident year loss ratio	46.0%	67.6%	49.8%
Net (favorable) adverse development	12.1%	39.9%	17.2%
Calendar year loss ratio	58.1%	107.5%	67.0%

Three Months Ended June 30, 2016	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$8,562	$3,473	$12,035
Net (favorable) adverse development	782	724	1,506
Calendar year net losses and LAE	$9,344	$4,197	$13,541

Accident year loss ratio	51.7%	64.5%	54.8%
Net (favorable) adverse development	4.7%	13.5%	6.9%
Calendar year loss ratio	56.4%	78.0%	61.7%

Net losses and LAE increased by $3.1 million, or 23.1%, for the three months ended June 30, 2017, as compared to the same period in 2016. The calendar year loss ratios were 67.0% and 61.7% for the three months ended June 30, 2017 and 2016, respectively.
Overall reserve development on prior accident years in the second quarter of 2017 was unfavorable by $4.3 million, or 17.2 percentage points on the loss ratio. This was primarily due to $1.6 million of adverse reserve development in the commercial liability line, $1.3 million from the Florida homeowners line of business, $613,000 from the commercial property line, and $245,000 from the commercial auto line of business.
Total reserve development on prior accident years in the second quarter of 2016 was unfavorable by $1.5 million, or 6.9 percentage points.  This was primarily due to $695,000 and $613,000 of adverse reserve development in the Florida homeowners and commercial automobile lines of business, respectively.
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
The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2017	2016
Commercial Lines
Policy acquisition costs	24.7%	26.4%
Operating expenses	12.0%	9.7%
Total	36.7%	36.1%

Personal Lines
Policy acquisition costs	31.3%	30.6%
Operating expenses	12.9%	14.2%
Total	44.2%	44.8%

Corporate and Other
Operating expenses	5.4%	9.8%
Total	5.4%	9.8%

Consolidated
Policy acquisition costs	25.8%	27.4%
Operating expenses	17.6%	20.6%
Total	43.4%	48.0%
Our expense ratio decreased 4.6 percentage points in the three months ended June 30, 2017, as compared to the same period in 2016. The decrease in the ratio was mainly due to a continued Company-wide effort to reduce operating expenses and commission rates, as well as an increase in net earned premiums and other income.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended June 30, 2017 and 2016, the percentage of policy acquisition costs to net earned premiums and other income was 25.8% and 27.4%, respectively. The decrease in the policy acquisition cost ratio was due to improved efficiencies of scale as well as a changing mix of business with lower commission rates.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 17.6% and 20.6% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the operating expense ratio was primarily due to Company-wide efforts to reduce operating expenses, like tax and audit fees and IT costs, as well as increased net earned premiums and other income. We expect this ratio to trend lower as revenues grow.
Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended June 30, 2017 and 2016 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Commercial Lines	$1,057	$1,247	$(190)	*

Personal Lines	(2,361)	(1,233)	(1,128)	(91.5)%

Corporate and Other	(1,299)	(2,147)	848	39.5%
Total Underwriting Loss	$(2,603)	$(2,133)	$(470)	(22.0)%
*Percentage change is not meaningful

Results of Operations For The Six Months Ended June 30, 2017 and 2016
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Gross written premiums	$53,455	$55,118	$(1,663)	(3.0)%
Net written premiums	$45,407	$48,226	$(2,819)	(5.8)%

Net earned premiums	$48,637	$41,784	$6,853	16.4%
Other income	726	528	198	37.5%
Losses and loss adjustment expenses, net	32,407	26,240	6,167	23.5%
Policy acquisition costs	12,900	12,017	883	7.3%
Operating expenses	8,900	8,675	225	2.6%
Underwriting gain (loss)	(4,844)	(4,620)	(224)	4.8%
Net investment income	1,240	1,065	175	16.4%
Net realized investment gains (losses)	(8)	533	(541)	*
Other gains	750	—	750	*
Interest expense	443	300	143	47.7%
Income (loss) before equity earnings in affiliate and income taxes	(3,305)	(3,322)	17	(0.5)%
Equity earnings (losses) of affiliates, net of tax	164	158	6	3.8%
Income tax expense (benefit)	(275)	(623)	348	*
Net income (loss)	$(2,866)	$(2,541)	$(325)	12.8%

Underwriting Ratios:
Loss ratio (1)	65.7%	62.0%
Expense ratio (2)	44.2%	48.9%
Combined ratio (3)	109.9%	110.9%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the six months ended June 30, 2017 and 2016 (dollars in thousands):

Summary of Premium Revenue

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Gross written premiums
Commercial lines	$42,750	$41,965	$785	1.9%
Personal lines	10,705	13,153	(2,448)	(18.6)%
Total	$53,455	$55,118	$(1,663)	(3.0)%

Net written premiums
Commercial lines	$38,395	$37,536	$859	2.3%
Personal lines	7,012	10,690	(3,678)	(34.4)%
Total	$45,407	$48,226	$(2,819)	(5.8)%

Net Earned premiums
Commercial lines	$39,782	$31,763	$8,019	25.2%
Personal lines	8,855	10,021	(1,166)	(11.6)%
Total	$48,637	$41,784	$6,853	16.4%

Gross written premiums decreased $1.7 million, or 3.0%, to $53.5 million for the six months ended June 30, 2017, as compared to $55.1 million for the same period in 2016. The decrease was driven by the continued strategic reduction of certain personal lines business.
 Commercial lines gross written premiums increased $785,000, or 1.9%, to $42.8 million for the six months ended June 30, 2017, as compared to $42.0 million for the same period in 2016. This increase was primarily driven by the small business programs which grew 4.5%, compared to the same period in 2016.
 Personal lines gross written premiums decreased $2.4 million, or 18.6%, to $10.7 million for the six months ended June 30, 2017, as compared to $13.2 million for the same period in 2016. The decrease was driven by the reduction in wind-exposed homeowners business which decreased 42.0%, compared to the same period in 2016. The decrease was the result of management's strategic decision to decrease our Florida homeowners business. Moreover, as of October 1, 2016, we no longer wrote Texas wind-exposed homeowners products through one agent that represented approximately $7.0 million of 2015 annual premiums. Our low-value dwelling homeowners business, however, continues to expand; it grew by 21.4% for the six months ended June 30, 2017, respectively. The Florida homeowners business decreased by 17.7% for the six months ended June 30, 2017, compared to the same period in 2016.
 Net written premiums decreased $2.8 million, or 5.8%, to $45.4 million for the six months ended June 30, 2017, as compared to $48.2 million for the same period in 2016. This decrease is consistent with the decrease in gross written premiums for the same period, coupled with an increase in catastrophe reinsurance costs beginning in June 2016.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the six months ended June 30, 2017 increased $198,000, or 37.5%, to $726,000 as compared to $528,000 for the same period in 2016. The increase is due to growth in certain programs for which Sycamore is the agent.
Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the six months ended June 30, 2017 and 2016 (dollars in thousands).

Six months ended June 30, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$18,942	$6,109	$25,051
Net (favorable) adverse development	5,287	2,069	7,356
Calendar year net loss and LAE	$24,229	$8,178	$32,407

Accident year loss ratio	47.2%	66.6%	50.8%
Net (favorable) adverse development	13.2%	22.5%	14.9%
Calendar year loss ratio	60.4%	89.1%	65.7%

Six months ended June 30, 2016	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$16,841	$6,305	$23,146
Net (favorable) adverse development	1,139	1,955	3,094
Calendar year net loss and LAE	$17,980	$8,260	$26,240

Accident year loss ratio	52.7%	61.0%	54.7%
Net (favorable) adverse development	3.6%	18.9%	7.3%
Calendar year loss ratio	56.3%	79.9%	62.0%

Net losses and LAE increased by $6.2 million, or 23.5%, for the six months ended June 30, 2017, as compared to the same period in 2016. The calendar year loss ratios were 65.7% and 62.0% for the six months ended June 30, 2017 and 2016, respectively. The 3.7 percentage point increase in our loss ratio was primarily attributable to the reserve strengthening in our commercial liability and commercial property lines of business.
Overall reserve development on prior accident years for the six months ended June 30, 2017 was $7.4 million of adverse development, or 14.9 percentage points on the loss ratio. In the first half of 2017, the commercial liability line had $2.9 million, the commercial property line had $2.3 million and the Florida homeowners line had $1.7 million of reserve development.
Total adverse reserve development on prior accident years in the first half of 2016 was $3.1 million, or 7.3 percentage points.  The Florida homeowners and commercial automobile lines of business each had $1.5 million of adverse reserve development.
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
The table below provides the expense ratio by major component.

	Six Months Ended June 30,
	2017	2016
Commercial Lines
Policy acquisition costs	25.0%	27.4%
Operating expenses	12.2%	10.5%
Total	37.2%	37.9%

Personal Lines
Policy acquisition costs	31.4%	31.6%
Operating expenses	12.6%	13.9%
Total	44.0%	45.5%

Corporate and Other
Operating expenses	5.7%	9.2%
Total	5.7%	9.2%

Consolidated
Policy acquisition costs	26.2%	28.4%
Operating expenses	18.0%	20.5%
Total	44.2%	48.9%
 Our expense ratio decreased 4.7% percentage points in the six months ended June 30, 2017, as compared to the same period in 2016. The decrease in the ratio was mainly due to a continued Company-wide effort to reduce operating expenses and commission rates, as well as an increase in net earned premiums and other income.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the six months ended June 30, 2017 and 2016, the percentage of policy acquisition costs to net earned premiums and other income was 26.2% and 28.4%, respectively. The decrease in the policy acquisition cost ratio was due to improved efficiencies of scale as well as a changing mix of business with lower commission rates.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 18.0% and 20.5% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the operating expense ratio was primarily due to Company-wide efforts to reduce operating expenses, like tax and audit fees and IT costs, as well as an increased net earned premiums and other income base. We expect this ratio to trend lower as revenues grow.
Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the six months ended June 30, 2017 and 2016 (dollars in thousands):

Underwriting Gain (Loss)

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Commercial Lines	$947	$1,869	$(922)	(49.3)%

Personal Lines	(3,042)	(2,621)	(421)	16.1%

Corporate and Other	(2,749)	(3,868)	1,119	(28.9)%
Total Underwriting Loss	$(4,844)	$(4,620)	$(224)	4.8%
* Percentage change is not meaningful

Investment Income
Net investment income increased by $175,000, or 16.4%, to $1.2 million for the six months ended June 30, 2017, as compared to $1.1 million for the same period in 2016. This increase was the result of growth of the investment portfolio as well as an increase in the tax equivalent book yield. Average invested assets through the second quarter of 2017 were $132.4 million as compared to $125.5 million in 2016, an increase of $6.9 million, or 5.5%. As of June 30, 2017, the average invested asset balance was comprised of 86.7% of fixed maturity securities, 3.6% of equity securities and 9.7% of short term investments, compared to the June 30, 2016 mix of 87.5% of fixed maturity securities, 3.5% of equity securities and 9.0% of short term investments.
The portfolio’s average quality was AA at June 30, 2017 and December 31, 2016. The portfolio produced a tax equivalent book yield of 2.27% and 2.12% for the six months ended June 30, 2017 and 2016, respectively. The average duration of the fixed maturity portfolio was 3.1 years and 3.2 years at June 30, 2017 and December 31, 2016, respectively.
Other Gains
Other gains were $750,000 for the six months ended June 30, 2017, compared to $0 for the same period in 2016. In June of 2017 the Company sold the renewal rights of a portion of the existing low value dwelling book of business to another carrier. The Company will continue writing this line of business in the future.
Interest Expense
Interest expense was $443,000 and $300,000 for the six months ended June 30, 2017 and 2016, respectively. Interest expense increased primarily due to a higher balance on the revolver, as well as higher interest rates due to a 50 basis point increase on the three notes in the fourth quarter of 2016.
Income Tax Expense
The Company had $275,000 and $623,000 of income tax benefit for the six months ended June 30, 2017 and 2016, respectively, which is largely the result of the tax impact of changes in the valuation allowance on its deferred taxes related to changes in unrealized gains.

Liquidity and Capital Resources
Sources and Uses of Funds
At June 30, 2017, we had $25.8 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances and the $6.5 million available under our revolving credit line will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the holding company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the six months ended June 30, 2017.
Cash Flows
Operating Activities. Cash provided by operating activities for the six months ended June 30, 2017, was $7.6 million as compared to $5.2 million provided by operating activities for the same period in 2016. The increase in cash provided by operations was attributable to the overall growth of the business.
Investing Activities. Cash used in investing activities for the six months ended June 30, 2017, was $7.6 million as compared to $5.3 million for the same period in 2016. The fluctuation in the funds used in routine investing activities correlates to the timing of when the portfolio investments matured and securities were repurchased.
Financing Activities. Cash used in financing activities for the six months ended June 30, 2017, was $1.4 million as compared to $1.5 million provided by financing activities for the same period in 2016. The cash provided by financing activities in 2016 was from net borrowings under debt arrangements, offset by stock repurchases. The cash used in financing activities in 2017 were related to principle repayments on the debt, offset slightly by additional borrowings on the revolver.
Outstanding Debt

We are party to a $30.0 million senior credit facility with Comerica Bank which currently is comprised of three parts: a $5.0 million five-year term note ("Term Note") which commenced in October 2013; a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"); and a $17.5 million revolving line of credit ("Revolver"). Our total outstanding senior debt at June 30, 2017, was $16.4 million. Our minimum principal and interest payments on our senior debt for the remaining six months of 2017 is estimated to be $1.0 million and $16.3 million for 2018-2019. Refer to Note 7 ~ Senior Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $61.7 million and $62.2 million at June 30, 2017 and December 31, 2016, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(1,067)	$(513)	$(2,866)	$(2,541)
Net realized gains (losses) and other gains, net of tax	750	541	742	533
Tax effect of investment unrealized gains and losses	281	585	281	585
Adjusted operating income (loss)	$(2,098)	$(1,639)	$(3,889)	$(3,659)
Weighted average common shares diluted	7,633,069	7,594,862	7,633,069	7,616,821
Diluted income (loss) per common share:
Net income (loss) per share	$(0.14)	$(0.07)	$(0.38)	$(0.33)
Net realized gains (losses) and other gains, net of tax, per share	0.10	0.07	0.10	0.07
Tax effect of investment unrealized gains and losses, per share	0.04	0.08	0.04	0.08
Adjusted operating income (loss) per share	$(0.28)	$(0.22)	$(0.52)	$(0.48)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2017. Our market risk sensitive instruments are primarily related to our fixed-income securities.
Interest Rate Risk
At June 30, 2017, the fair value of our investment portfolio, excluding cash and cash equivalents, was $136.2 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of June 30, 2017, was approximately 3.1 years and 3.2 years at December 31, 2016.
The table below illustrates the sensitivity of the fair value of our fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of June 30, 2017. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2017	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$123,347	$(7,873)	(6.0)%	(11.9)%
100 basis point increase	127,283	(3,937)	(3.0)%	(6.0)%
No change	131,220	—	—%	—%
100 basis point decrease	134,894	3,674	2.8%	5.6%
200 basis point decrease	136,994	5,774	4.4%	8.8%

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
At June 30, 2017, the net amount due to the Company from reinsurers, including ceded unearned premiums, was $16.6 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2017.
Changes in Internal Control over Financial Reporting
For the six months ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2017, which is hereby incorporated by reference.

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

Issuer purchase of Equity Securities
Period of purchases	Total number of shares purchased	Average price paid per share	Total shares purchased	Total dollars used for stock purchases (in thousands)
March 2016	33,833	$6.79	33,833	$230
May 2016	32,830	6.65	66,663	219
August 2016	1,201	7.50	67,864	9
September 2016	20,786	7.96	88,650	166

Total for 2016	88,650	7.02	88,650	624
Total for the Six Months Ended June 30, 2017	—	$—	88,650	$624

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 9, 2017