Form 10-Q
period 2017-09-30
Conifer Holdings, Inc.
filed 2017-11-08
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017
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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 6, 2017, was 8,518,488.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investment securities:
Fixed maturity securities, at fair value (amortized cost of $121,914 and $113,915, respectively)	$121,883	$113,163
Equity securities, at fair value (cost of $9,386 and $4,283, respectively)	10,157	4,579
Short-term investments, at fair value	13,815	10,788
Total investments	145,855	128,530

Cash	30,846	12,493
Premiums and agents' balances receivable, net	22,233	24,538
Receivable from affiliate	589	1,751
Reinsurance recoverables on unpaid losses	13,528	6,658
Reinsurance recoverables on paid losses	2,244	840
Ceded unearned premiums	1,082	4,120
Deferred policy acquisition costs	12,753	13,290
Other assets	7,179	11,481
Total assets	$236,309	$203,701

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$82,756	$54,651
Unearned premiums	55,669	58,126
Reinsurance premiums payable	7,349	—
Debt	29,010	17,750
Accounts payable and other liabilities	9,031	5,380
Total liabilities	183,815	135,907

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 8,518,488 and 7,633,070 issued and outstanding, respectively)	85,979	80,342
Accumulated deficit	(33,231)	(11,468)
Accumulated other comprehensive income (loss)	(254)	(1,080)
Total shareholders' equity	52,494	67,794
Total liabilities and shareholders' equity	$236,309	$203,701

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Premiums
Gross earned premiums	$28,891	$27,253	$85,493	$76,057
Ceded earned premiums	(11,232)	(3,873)	(19,198)	(10,893)
Net earned premiums	17,659	23,380	66,295	65,164
Net investment income	768	560	2,008	1,625
Net realized investment gains	39	71	31	604
Other gains	—	—	750	—
Other income	477	303	1,203	829
Total revenue	18,943	24,314	70,287	68,222

Expenses
Losses and loss adjustment expenses, net	26,468	14,582	58,875	40,822
Policy acquisition costs	6,655	6,266	19,555	18,282
Operating expenses	4,474	4,710	13,374	13,384
Interest expense	303	168	745	468
Total expenses	37,900	25,726	92,549	72,956

Income (loss) before equity earnings of affiliates and income taxes	(18,957)	(1,412)	(22,262)	(4,734)
Equity earnings of affiliates, net of tax	(76)	(47)	89	111
Income tax (benefit) expense	(135)	16	(410)	(607)

Net income (loss)	$(18,898)	$(1,475)	$(21,763)	$(4,016)

Earnings (loss) per common share, basic and diluted	$(2.46)	$(0.19)	$(2.85)	$(0.53)

Weighted average common shares outstanding, basic and diluted	7,675,952	7,608,284	7,647,520	7,613,954

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(18,898)	$(1,475)	$(21,763)	$(4,016)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	377	(109)	1,281	1,629
Income tax (benefit) expense	117	(23)	398	564
Unrealized investment gains (losses), net of tax	260	(86)	883	1,065

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	7	(43)	57	(301)
Income tax benefit	—	(17)	—	(104)
Total reclassifications included in net income (loss), net of tax	7	(26)	57	(197)

Other comprehensive income (loss)	253	(60)	826	1,262

Total comprehensive income (loss)	$(18,645)	$(1,535)	$(20,937)	$(2,754)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands)

	No Par, Common Stock			Accumulated Other	Total Shareholders' Equity
	Shares	Amount	Accumulated deficit	Comprehensive Income (Loss)
Balances at December 31, 2015	7,644,492	$80,111	$(3,031)	$182	$77,262
Net loss	—	—	(4,016)	—	(4,016)
Repurchase of common stock	(88,650)	(625)	—	—	(625)
Restricted stock unit expense	75,388	621	—	—	621
Other comprehensive income	—	—	—	1,262	1,262
Balances at September 30, 2016	7,631,230	80,107	(7,047)	1,444	74,504
Net loss	—	—	(4,421)	—	(4,421)
Restricted stock unit expense	1,840	235	—	—	235
Other comprehensive loss	—	—	—	(2,524)	(2,524)
Balances at December 31, 2016	7,633,070	80,342	(11,468)	(1,080)	67,794
Net loss	—	—	(21,763)	—	(21,763)
Issuance of common stock private placement	800,000	5,000	—	—	5,000
Private placement expenses	—	(13)	—	—	(13)
Restricted stock unit expense	85,418	650	—	—	650
Other comprehensive income	—	—	—	826	826
Balances at September 30, 2017	8,518,488	$85,979	$(33,231)	$(254)	$52,494

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$(21,763)	$(4,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment, and intangibles	296	298
Amortization of bond premium and discount, net	395	432
Net realized gains on investments	(31)	(604)
Incentive awards expenses - vesting of restricted stock units	650	621
Equity earnings of affiliate	(89)	(111)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances receivable	3,467	(1,323)
Reinsurance recoverables	(8,274)	(2,909)
Ceded unearned premiums	3,038	(1,368)
Deferred policy acquisition costs	537	(1,101)
Other assets	4,025	(1,490)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	28,105	10,572
Unearned premiums	(2,457)	7,559
Accounts payable and other liabilities	9,607	(346)
Net cash provided by operating activities	17,506	6,214
Cash Flows From Investing Activities
Purchase of investments:
Fixed maturity securities	(26,448)	(43,284)
Equity securities	(4,847)	(1,099)
Short-term investments	(127,947)	(85,806)
Proceeds from maturities and redemptions of investments:
Fixed maturity securities	6,350	12,315
Other redemptions	11,778	—
Proceeds from sales of investments:
Fixed maturity securities	966	27,426
Equity securities	453	1,200
Short-term investments	124,926	78,144
Purchases of property and equipment	(6)	(148)
Net cash used in investing activities	(14,775)	(11,252)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	4,375	—
Repurchase of common stock	—	(625)
Borrowings under debt arrangements	32,000	3,000
Repayment of borrowings under debt arrangements	(19,750)	(1,500)
Payment of equity issuance costs	(13)	—
Payment of debt issuance costs	(990)	—
Net cash provided by financing activities	15,622	875
Net increase (decrease) in cash	18,353	(4,163)
Cash at beginning of period	12,493	12,703
Cash at end of period	$30,846	$8,540
Supplemental Disclosure of Cash Flow Information:
Interest paid	$860	$343
Net income taxes paid	—	47
Payable for securities - non cash item	1,500	1,464
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
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has applied the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the results expected for the year ended December 31, 2017.
These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 15, 2017.
 Business
The Company is engaged in the sale of property and casualty insurance products and has organized its business model around two classes of insurance businesses: commercial and personal lines. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents and managing general agents. Policies are written in all 50 states. The Company’s corporate headquarters is located in Birmingham, Michigan with additional office facilities in Florida, Pennsylvania and Tennessee.
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
 Recently Issued Accounting Guidance
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly changes the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities attributable to an entity's own credit risk when the fair value option is elected. The ASU requires equity instruments that are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income rather than other comprehensive income. ASU No. 2016-01 becomes effective for the Company in 2018 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The provisions related to equity investments without a readily determinable fair value will be applied prospectively to equity investments as of the adoption date. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but may have a material impact on the Company's results of operations as changes in fair value of equity instruments will be presented in net income rather than other comprehensive income. For the nine months ended September 30, 2017, other comprehensive income includes $476,000 of net unrealized gains on equity securities, net of taxes.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to record most leases on their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related leasing

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

expense within net income. ASU No. 2016-02 becomes effective for the Company in 2019 and will be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company's future minimum lease payments, which represent minimum annual rental commitments excluding taxes, insurance and other operating costs for noncancelable operating leases, and will be subject to this new guidance, totaled $5.2 million at December 31, 2016. The calculation of the lease liability and right-of-use asset requires further analysis of the underlying leases to determine which portions of the underlying lease payments are required to be included in the calculation, however, the Company does not believe that this standard will have a material impact on the financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flow under Topic 230, Statement of Cash Flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU becomes effective for the Company beginning in 2018. Early adoption is permitted. The Company does not believe that this standard will have a material impact to the statement of cash flows.

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at September 30, 2017 and December 31, 2016, were as follows (dollars in thousands):

	September 30, 2017
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$9,252	$26	$(43)	$9,235
State and local government	16,009	246	(53)	16,202
Corporate debt	40,219	279	(162)	40,336
Commercial mortgage-backed and other asset-backed	56,434	156	(480)	56,110
Total fixed maturity securities available for sale	121,914	707	(738)	121,883
Equity Securities	9,386	923	(152)	10,157
Total securities available for sale	$131,300	$1,630	$(890)	$132,040

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Fixed Maturity Securities:
U.S. Government obligations	$5,908	$31	$(36)	$5,903
State and local government	13,618	106	(205)	13,519
Corporate debt	34,105	205	(254)	34,056
Commercial mortgage-backed and other asset-backed	60,284	132	(731)	59,685
Total fixed maturity securities available for sale	113,915	474	(1,226)	113,163
Equity Securities	4,283	366	(70)	4,579
Total securities available for sale	$118,198	$840	$(1,296)	$117,742

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	September 30, 2017
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	10	$6,177	$(37)	4	$914	$(6)	14	$7,091	$(43)
State and local government	23	6,108	(35)	3	506	(18)	26	6,614	(53)
Corporate debt	13	7,568	(143)	5	2,037	(19)	18	9,605	(162)
Commercial mortgage and asset-backed	42	31,653	(424)	6	1,656	(56)	48	33,309	(480)
Total fixed maturity securities available for sale	88	51,506	(639)	18	5,113	(99)	106	56,619	(738)
Equity Securities:
Common stocks	19	1,087	(141)	1	33	(11)	20	1,120	(152)
Total equity securities available for sale	19	1,087	(141)	1	33	(11)	20	1,120	(152)
Total securities	107	$52,593	$(780)	19	$5,146	$(110)	126	$57,739	$(890)

	December 31, 2016
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Un realized Losses
Fixed Maturity Securities:
U.S. Government obligations	15	$4,539	$(36)	—	$—	$—	15	$4,539	$(36)
State and local government	29	8,217	(202)	1	104	(3)	30	8,321	(205)
Corporate debt	22	9,031	(239)	7	3,369	(15)	29	12,400	(254)
Commercial mortgage and asset-backed	59	38,048	(722)	5	802	(9)	64	38,850	(731)
Total fixed maturity securities available for sale	125	59,835	(1,199)	13	4,275	(27)	138	64,110	(1,226)
Equity Securities:
Common stock	76	2,472	(61)	2	66	(9)	78	2,538	(70)
Total equity securities available for sale	76	2,472	(61)	2	66	(9)	78	2,538	(70)
Total securities	201	$62,307	$(1,260)	15	$4,341	$(36)	216	$66,648	$(1,296)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the nine months ended September 30, 2017 and 2016.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturity securities	$733	$616	$2,030	$1,772
Equity securities	44	23	94	75
Cash and short-term investments	64	7	91	13
Total investment income	841	646	2,215	1,860
Investment expenses	(73)	(86)	(207)	(235)
Net investment income	$768	$560	$2,008	$1,625

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturity securities:
Gross realized gains	$29	$7	$29	$524
Gross realized losses	(1)	—	(8)	(22)
Total fixed maturity securities	28	7	21	502
Equity securities:
Gross realized gains	11	79	40	230
Gross realized losses	—	(15)	(30)	(128)
Total equity securities	11	64	10	102
Total realized gains (losses)	$39	$71	$31	$604
 Proceeds from the sales of debt and equity securities available for sale, maturities and other redemptions (primarily the return of capital) were $19.5 million and $40.9 million for the nine months ended September 30, 2017 and 2016, respectively.
 The table below summarizes the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at September 30, 2017. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,122	$11,136
Due after one year through five years	34,171	34,327
Due after five years through ten years	11,255	11,392
Due after ten years	8,932	8,918
Securities with contractual maturities	65,480	65,773
Commercial mortgage and asset backed	56,434	56,110
Total Fixed maturity securities	$121,914	$121,883
 At September 30, 2017 and December 31, 2016, the Insurance Company Subsidiaries had an aggregate of $8.2 million and $9.6 million respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At September 30, 2017 and December 31, 2016, the Company had $12.8 million and $10.3 million held in trust accounts to

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturity Securities:
U.S. Government obligations	$9,235	$—	$9,235	$—
State and local government	16,202	—	16,202	—
Corporate debt	40,336	—	40,336	—
Commercial mortgage-backed and other asset-backed	56,110	—	56,110	—
Total fixed maturity securities	121,883	—	121,883	—
Equity Securities	10,157	5,055	5,102	—
Short-term investments	13,815	13,815	—	—
Total assets measured at fair value	$145,855	$18,870	$126,985	$—

Liabilities:
Debt	$29,010	$—	$29,010	$—
Total Liabilities measured at fair value	$29,010	$—	$29,010	$—

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

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 12.9% of the fair value of the total investment portfolio as of September 30, 2017.
Level 2 investments include fixed maturity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The Company obtains pricing for each security from independent pricing services, investment managers or consultants to assist in determining fair value for its Level 2 investments. The fair value of securities included in the Level 2 category based on the market values obtained from a third party pricing service were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 87.1% of the fair value of the total investment portfolio as of September 30, 2017.
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
The Level 2 financial instruments also include our debt. At September 30, 2017 the fair value of borrowings, consisting of fifteen year subordinated notes, approximate its carrying amount. At December 31, 2016, the fair value of borrowings under the debt, consisting of the revolving credit facility and term loans, approximates its carrying amount because interest is based on a short-term, variable, market-based rate.
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2017 and 2016, respectively.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended September 30, 2017 and 2016. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$12,649	$13,182	$13,290	$12,102

Deferred policy acquisition costs	6,759	6,287	19,018	19,383
Amortization of policy acquisition costs	(6,655)	(6,266)	(19,555)	(18,282)
Net change	104	21	(537)	1,101

Balance at end of period	$12,753	$13,203	$12,753	$13,203

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
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross reserves - beginning of period	$66,917	$41,832	$54,651	$35,422
Less: reinsurance recoverables on unpaid losses	10,552	5,890	6,658	5,405
Net reserves - beginning of period	56,365	35,942	47,993	30,017

Add: incurred losses and LAE, net of reinsurance:
Current period	24,398	11,989	49,449	35,135
Prior period	2,070	2,593	9,426	5,687
Total net incurred losses and LAE	26,468	14,582	58,875	40,822

Deduct: loss and LAE payments, net of reinsurance:
Current period	7,194	6,938	14,410	14,730
Prior period	6,411	3,926	23,230	16,449
Total net loss and LAE payments	13,605	10,864	37,640	31,179

Net reserves - end of period	69,228	39,660	69,228	39,660
Plus: reinsurance recoverables on unpaid losses	13,528	6,334	13,528	6,334
Gross reserves - end of period	$82,756	$45,994	$82,756	$45,994

On September 28, 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC") to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017. The agreement provides up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016. The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million (inclusive of a 10% co-participation).
The Company’s incurred losses during the three and nine months ended September 30, 2017, included prior-year adverse reserve development of $2.1 million and $9.4 million, respectively. The $2.1 million of net adverse development was comprised of $865,000 from the commercial liability line of business, $697,000 from the Florida homeowners line, $604,000 from the commercial auto line of business, $350,000 from the commercial property line, offset by $446,000 of favorable development from other lines. For the nine months ended September 30, 2017, there was adverse development of $4.2 million from the commercial liability line of business, $2.4 million from the Florida homeowners line, $2.2 million from the commercial property line, $932,000 from the commercial auto line of business, offset by $277,000 of favorable development in other lines.
Incurred losses during the three months ended September 30, 2017 also included $5.0 million in net catastrophe losses in the current accident year related to Hurricane Harvey and Hurricane Irma in Texas and Florida.
The Company’s incurred losses during the three and nine months ended September 30, 2016 included prior-year adverse reserve development of $2.6 million and $5.7 million, respectively. In the third quarter of 2016, there was $759,000 and $584,000 of adverse development in the Florida homeowners and commercial automobile lines, respectively. For the nine months ended September 30, 2016, there was adverse development of $2.2 million from the Florida homeowners line and $2.1 million from the commercial automobile line. The balance of the adverse development stemmed from the general liability products, mostly related to the hospitality lines. On a year-to-date basis, however, the reserve development on general liability products was slightly favorable.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The consideration for the ADC entered into in the third quarter was a payment of $7.2 million, which resulted in a one-time charge to ceded premiums fully earned in the third quarter. There is a 35% contingent recovery depending on the performance of the reserves over time. No recovery is currently reflected in the financial statements.
The following table presents the effects of such reinsurance and assumption transactions on premiums and losses and LAE (dollars in thousands). The 2017 ceded written and earned premium amounts include $600,000 of reinsurance reinstatement costs relating to Hurricane Irma.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Written premiums:
Direct	$20,112	$22,340	$61,731	$66,473
Assumed	9,469	6,157	21,305	17,143
Ceded	(11,186)	(3,863)	(19,235)	(10,755)
Net written premiums	$18,395	$24,634	$63,801	$72,861

Earned premiums:
Direct	$21,797	$23,057	$65,817	$67,871
Assumed	7,094	4,196	19,676	8,186
Ceded	(11,232)	(3,873)	(19,198)	(10,893)
Net earned premiums	$17,659	$23,380	$66,295	$65,164

Losses and LAE:
Direct	$27,268	$13,616	$59,496	$41,460
Assumed	5,313	1,750	14,017	4,106
Ceded	(6,113)	(784)	(14,638)	(4,744)
Net Losses and LAE	$26,468	$14,582	$58,875	$40,822

7.     Debt
On September 29, 2017, the Company executed $30.0 million in private placement subordinated notes (the "Notes"). The Notes have a maturity date of September 29, 2032, bear interest, payable quarterly at a fixed annual rate of 8.0%, and allow for up to four quarterly interest deferrals. On the fifth and tenth anniversary of the notes, the interest rate resets to 1,250 basis points and 1,500 basis points, respectively, above the 5-year mid-swap rate. The Notes include an issuer call option at par from July 31, 2018, through October 31, 2018, and at 105% of par any time after September 29, 2020.
The carrying value of the Notes is offset by $990,000 of debt issuance costs that will be amortized through interest expense over the life of the loan.
The Notes replaced the Company's senior debt facility ("Credit Facility"), which was terminated upon execution of the Notes. The Credit Facility was comprised of three notes: a $17.5 million revolving line of credit ("Revolver") which commenced in October 2013; a $5.0 million five-year term note ("Term Note") which commenced in October 2013; and a $7.5 million five-year term note which commenced in September 2014 ("2014 Term Note"). A summary of the outstanding debt is as follows (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2017	December 31, 2016
Subordinated Debt	$29,010	$—
Revolver	—	10,500
Term Note	—	1,750
2014 Term Note	—	5,500
Total	$29,010	$17,750
The proceeds from the Notes were utilized to repay the outstanding balances on the Credit Facility, consisting of the $11.0 million Revolver and $5.4 million term notes.
The Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. At September 30, 2017, the Company was in compliance with all of its subordinated debt financial covenants.

8.     Shareholders’ Equity
In September 2017, the Company issued $5.0 million of common equity through a private placement for 800,000 shares priced at $6.25. The participants in the private placement consisted mainly of members of the Company’s management team and insiders, including Chairman and CEO James Petcoff. The Company will use the proceeds to strengthen its balance sheet through contributions to the subsidiaries to support their future growth, as well as cover the cost of the ADC and reserve strengthening. At September 30, 2017, $625,000 of the total issuance was receivable; those funds were fully collected within ten days of period end.
 On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock over a one-year period. Under this program, management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. The plan expired on February 25, 2017. For the nine months ended September 30, 2017, the Company had not repurchased or retired any shares of stock. In 2016, the Company repurchased and retired 88,650 shares of stock valued at approximately $625 thousand.

9. Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$(507)	$1,504	$(1,080)	$182
Other comprehensive income (loss) before reclassifications	260	(86)	883	1,065
Less: amounts reclassified from accumulated other comprehensive income (loss)	7	(26)	57	(197)
Net current period other comprehensive income (loss)	253	(60)	826	1,262
Balance at end of period	$(254)	$1,444	$(254)	$1,444

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

10. Earnings Per Share
 Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(18,898)	$(1,475)	$(21,763)	$(4,016)

Weighted average common shares, basic and diluted*	7,675,952	7,608,284	7,647,520	7,613,954

Earnings (loss) per common share, basic and diluted	$(2.46)	$(0.19)	$(2.85)	$(0.53)
* The 309,000 nonvested shares of the restricted stock units were anti-dilutive as of September 30, 2017. Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended September 30, 2017.

11.     Stock-based Compensation

In 2015, the Company issued 390,352 RSUs to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.1 million on the date of grant. In 2016, the Company issued 111,281 RSUs to executive officers and other employees valued at $909,000 on the date of grant.

The following summarizes our restricted stock unit "RSU" activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2015	390	$10.48
Units granted	111	8.17
Units vested	(75)	10.5
Units forfeited	—	—
Outstanding at September 30, 2016	426	$9.88
Units granted	—	—
Units vested	(2)	9.56
Units forfeited	(8)	9.95
Outstanding at December 31, 2016	416	$9.87
Units granted	—	—
Units vested	(93)	9.97
Units forfeited	(14)	9.95
Outstanding at September 30, 2017	309	$9.84
The Company recorded $650,000 and $621,000 of compensation expense related to the RSUs for the nine months ended September 30, 2017 and 2016, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of September 30, 2017, was $3.0 million.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
 The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries. However, the primary measure used for making decisions about resources to be allocated to an operating segment and assessing performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and other underwriting and operating expenses of the operating segments. Other underwriting and operating expenses primarily include compensation and related benefits for underwriting personnel, licensing of policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products primarily through a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Texas and Pennsylvania. For the nine months ended September 30, 2017 and 2016, gross written premiums attributable to these four states were 60% and 58% of the Company’s total gross written premiums.
 In addition to the reportable operating segments, the Company maintains a Corporate and Other category to reconcile segment results to the consolidated totals. The Corporate and Other category includes: (i) corporate operating expenses such as salaries and related benefits of the Company’s executive management team and finance and information technology personnel, and other corporate headquarters expenses, (ii) interest expense on the Company’s debt obligations; (iii) depreciation and amortization on property and equipment, and (iv) all investment income activity. All investment income activity is reported within net investment income and net realized investment gains on the consolidated statements of operations. The Company’s assets on the consolidated balance sheet are not allocated to the reportable segments.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information by reportable operating segment (dollars in thousands):

Three Months Ended September 30, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$23,509	$6,072	$—	$29,581
Net written premiums	$16,221	$2,174	$—	$18,395

Net earned premiums	$15,658	$2,001	$—	$17,659
Other income	162	281	34	477
Segment revenue	15,820	2,282	34	18,136
Losses and loss adjustment expenses, net	19,589	6,879	—	26,468
Policy acquisition costs	5,161	1,494	—	6,655
Operating expenses	3,322	808	344	4,474
Segment expenses	28,072	9,181	344	37,597
Segment underwriting gain (loss)	$(12,252)	$(6,899)	$(310)	$(19,461)

Net investment income			768	768
Net realized investment gains			39	39
Interest expense			$(303)	$(303)
Income (loss) before equity earnings of affiliates and income taxes			$194	$(18,957)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$20,759	$7,738	$—	$28,497
Net written premiums	$18,230	$6,404	$—	$24,634

Net earned premiums	$17,878	$5,502	$—	$23,380
Other income	81	101	121	303
Segment revenue	17,959	5,603	121	23,683
Losses and loss adjustment expenses, net	9,564	5,018	—	14,582
Policy acquisition costs	4,868	1,398	—	6,266
Operating expenses	1,803	779	2,128	4,710
Segment expenses	16,235	7,195	2,128	25,558
Segment underwriting gain (loss)	$1,724	$(1,592)	$(2,007)	$(1,875)

Net investment income			560	560
Net realized investment gains			71	71
Interest expense			(168)	(168)
Income (loss) before equity earnings of affiliates and income taxes			$(1,544)	$(1,412)

Nine Months Ended September 30, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$66,258	$16,778	$—	$83,036
Net written premiums	$54,616	$9,185	$—	$63,801

Net earned premiums	$55,443	$10,852	$—	$66,295
Other income	485	601	117	1,203
Segment revenue	55,928	11,453	117	67,498
Losses and loss adjustment expenses, net	43,819	15,056	—	58,875
Policy acquisition costs	15,180	4,375	—	19,555
Operating expenses	8,231	1,967	3,176	13,374
Segment expenses	67,230	21,398	3,176	91,804
Segment underwriting gain (loss)	$(11,302)	$(9,945)	$(3,059)	(24,306)

Net investment income			2,008	2,008
Net realized investment gains			31	31
Other Gains			750	750
Interest Expense			$(745)	$(745)
Income (loss) before equity earnings of affiliates and income taxes			$(1,015)	$(22,262)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$62,725	$20,891	$—	$83,616
Net written premiums	$55,767	$17,094	$—	$72,861

Net earned premiums	$49,641	$15,523	$—	$65,164
Other income	263	419	147	829
Segment revenue	49,904	15,942	147	65,993
Losses and loss adjustment expenses, net	27,543	13,279	—	40,822
Policy acquisition costs	13,619	4,663	—	18,282
Operating expenses	5,147	2,214	6,023	13,384
Segment expenses	46,309	20,156	6,023	72,488
Segment underwriting gain (loss)	$3,595	$(4,214)	$(5,876)	(6,495)

Net investment income			1,625	1,625
Net realized investment gains			604	604
Interest expense			(468)	(468)
Income (loss) before equity earnings of affiliates and income taxes			$(4,115)	$(4,734)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2017 and 2016

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
Business Overview
We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are also licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia, and we offer our insurance products in all 50 states.
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
Through our personal insurance product lines, we offer homeowners insurance and dwelling fire insurance policies to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of either wind-exposed homeowners insurance providing hurricane and wind coverage to underserved homeowners in Texas, Hawaii and Florida or low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana, Louisiana and Texas. Due to recent Florida-based industry events, such as the increase in the assignment of benefits, we have been de-emphasizing our Florida homeowners' business and reducing our exposures in that state. Otherwise, there has been little change in our approach to managing or evaluating these lines.
Recent Developments
In September 2017, we entered into several strategic transactions designed to strengthen our financial position and accelerate our goals of returning to profitability in the coming quarters. The strategic transactions include the following:

•
We strengthened our reserve position through an agreement with a reinsurer that provides adverse loss development cover (the ADC) of up to $17.5 million in excess of stated reserves as of June 30, 2017.

•	We completed $30.0 million in Private Placement Subordinated Notes providing long-term flexibility and less restrictive terms.

•	We repaid our outstanding Senior Credit Facility of $16.4 million.

•	We issued $5.0 million of additional common equity through a private placement.

Reinsurance Agreement
The ADC, effective September 28, 2017, provides up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016. We retain sole responsibility for all claims activities, which is important to our ongoing value proposition to all of our customers.
The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million (inclusive of a 10% co-participation). The consideration for this agreement was a payment of $7.2 million. There is a 35% contingent recovery depending on the performance of the reserves over time.
The agreement resulted in a one-time charge to ceded premiums of $7.2 million, or approximately $0.84 per common share.
Debt Re-financing
We completed a private placement of $30.0 million in aggregate principal amount of subordinated notes. The subordinated notes have a maturity date of September 29, 2032, bear interest, payable quarterly at a fixed annual rate of 8.0%, and allow for up to four quarterly interest deferrals. On the fifth and tenth anniversary of the notes, the interest rate resets to 1,250 basis points and 1,500 basis points, respectively, above the 5-year mid-swap rate. The notes include an issuer call option at par from July 31, 2018, through October 31, 2018, and at 105% of par any time after September 29, 2020.
We utilized the proceeds to repay and terminate the $16.4 million outstanding balance on our $30.0 million senior credit facility that consisted of two term notes totaling $12.5 million and a $17.5 million revolver.
We intend to use additional proceeds from the financing to support general working capital purposes and finance growth strategies.
Management Equity Infusion
In conjunction with the ADC and the re-financing, we also issued $5 million of common equity through a private placement at a price of $6.25 per share. Our common stock closing market price on the Nasdaq Stock Market on Thursday, September 28, 2017, was $6.05 per share. We will use the proceeds to strengthen our balance sheet.
The participants in the private placement consisted mainly of members of our management team and insiders, including our Chairman and CEO, James Petcoff.
Catastrophe Losses from Hurricane Harvey and Hurricane Irma
We have recorded pre-tax losses and reinsurance reinstatement costs during the third quarter ended September 30, 2017, of approximately $5.6 million, net of expected reinsurance recoveries, for catastrophe losses related to two category 4 hurricanes, Hurricane Harvey in Texas and Hurricane Irma in Florida.
Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017.

Executive Overview
The Company reported a net loss of $18.9 million, or $2.46 per share and $21.8 million, or $2.85 per share, for the three and nine months ended September 30, 2017, respectively, compared to a net loss of $1.5 million, or $0.19 per share, and $4.0 million, or $0.53, for the same periods in 2016.
Adjusted operating loss, a non-GAAP measure, was $19.1 million, or $2.48 per share, and $22.9 million, or $3.00 per share, for the three and nine months ended September 30, 2017, compared to $1.5 million, or $0.20 per share, and $5.2 million, or $0.68 per share, for the same periods in 2016.
Our combined ratio was 207.3% and 136.0% for the three and nine months ended September 30, 2017, compared to 107.9% and 109.9% for the same periods in 2016, respectively. This was primarily due to the strategic efforts made in the third quarter to enter into the ADC, as well as strengthen loss reserves on the current accident year.
Our net earned premium was up 1.7% for the nine months ended September 30, 2017, due to expansion of our commercial lines, which was up 11.7% year over year, and repositioning of our personal lines, which was down 30.1% compared to the same period in the prior year.

Results of Operations For The Three Months Ended September 30, 2017 and 2016
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Gross written premiums	$29,581	$28,497	$1,084	3.8%
Net written premiums	$18,395	$24,634	$(6,239)	(25.3)%

Net earned premiums	$17,659	$23,380	$(5,721)	(24.5)%
Other income	477	303	174	57.4%
Losses and loss adjustment expenses, net	26,468	14,582	11,886	81.5%
Policy acquisition costs	6,655	6,266	389	6.2%
Operating expenses	4,474	4,710	(236)	(5.0)%
Underwriting gain (loss)	(19,461)	(1,875)	(17,586)	*
Net investment income	768	560	208	37.1%
Net realized investment gains	39	71	(32)	*
Interest expense	303	168	135	80.4%
Income (loss) before equity earnings in affiliate and income taxes	(18,957)	(1,412)	(17,545)	*
Equity earnings (losses) of affiliates, net of tax	(76)	(47)	(29)	61.7%
Income tax expense (benefit)	(135)	16	(151)	*
Net income (loss)	$(18,898)	$(1,475)	$(17,423)	*

Book value per common share outstanding	$6.16	$9.76

Underwriting Ratios:
Loss ratio (1)	145.9%	61.6%
Expense ratio (2)	61.4%	46.3%
Combined ratio (3)	207.3%	107.9%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*Percentage change is not meaningful
Premiums
Earned premiums are earned ratably over the term of the policy, whereas written premiums are reflected on the effective date of the policy. Almost all commercial lines and homeowners products have annual policies, under which premiums are earned evenly over one year. The resulting net earned premiums are impacted by the gross and ceded written premiums, earned ratably over time.
Our premiums are presented below for the three months ended September 30, 2017 and 2016 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Gross written premiums
Commercial lines	$23,509	$20,759	$2,750	13.2%
Personal lines	6,072	7,738	(1,666)	(21.5)%
Total	$29,581	$28,497	$1,084	3.8%

Net written premiums
Commercial lines	$16,221	$18,230	$(2,009)	(11.0)%
Personal lines	2,174	6,404	(4,230)	(66.1)%
Total	$18,395	$24,634	$(6,239)	(25.3)%

Net Earned premiums
Commercial lines	$15,658	$17,878	$(2,220)	(12.4)%
Personal lines	2,001	5,502	(3,501)	(63.6)%
Total	$17,659	$23,380	$(5,721)	(24.5)%

Gross written premiums increased $1.1 million, or 3.8%, to $29.6 million for the three months ended September 30, 2017, as compared to $28.5 million for the same period in 2016.
 Commercial lines gross written premiums increased $2.8 million, or 13.2%, to $23.5 million in the third quarter of 2017, as compared to $20.8 million for the third quarter of 2016. The increased gross written premiums were mainly due to a 25.1% increase in hospitality programs compared to the same quarter in the prior year.
 Personal lines gross written premiums decreased $1.7 million, or 21.5%, to $6.1 million in the third quarter of 2017, as compared to $7.7 million for the same period in 2016. The decrease was the result of management's strategic decision to decrease the Florida homeowners business. Also, as of October 1, 2016, we no longer wrote Texas wind-exposed homeowners products through one agent that represented approximately $7.0 million of 2015 annual premiums. Our Hawaii homeowners business, however, continues to expand; it grew by 26.0% during the three months ended September 30, 2017. The Florida homeowners business decreased by 8.8% for the three months ended September 30, 2017, compared to the same period in 2016.
 Net written premiums decreased $6.2 million, or 25.3%, to $18.4 million for the three months ended September 30, 2017, as compared to $24.6 million for the same period in 2016. This decrease is primarily related to the $7.2 million ceded written premium recorded in the third quarter related to the ADC.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended September 30, 2017 increased $174,000, or 57.4%, to $477,000 as compared to $303,000 for the same period in 2016, due to growth in certain programs for which Sycamore is the agent.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended September 30, 2017 and 2016 (dollars in thousands).

Three Months Ended September 30, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$17,678	$6,720	$24,398
Net (favorable) adverse development	1,913	157	2,070
Calendar year net losses and LAE	$19,591	$6,877	$26,468

Accident year loss ratio	111.7%	294.5%	134.5%
Net (favorable) adverse development	12.1%	6.9%	11.4%
Calendar year loss ratio	123.8%	301.4%	145.9%

Three Months Ended September 30, 2016	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$7,824	$4,166	$11,990
Net (favorable) adverse development	1,740	852	2,592
Calendar year net losses and LAE	$9,564	$5,018	$14,582

Accident year loss ratio	43.6%	74.3%	50.6%
Net (favorable) adverse development	9.7%	15.2%	11.0%
Calendar year loss ratio	53.3%	89.5%	61.6%

Net losses and LAE increased by $11.9 million, or 81.5%, for the three months ended September 30, 2017, as compared to the same period in 2016. The calendar year loss ratios were 145.9% and 61.6% for the three months ended September 30, 2017 and 2016, respectively.
Overall reserve development on prior accident years in the third quarter of 2017 was unfavorable by $2.1 million, or 11.4 percentage points on the loss ratio. This was primarily due to adverse development of $865,000 from the commercial liability line of business, $697,000 from the Florida homeowners line, $604,000 from the commercial auto line of business, $350,000 from the commercial property line, offset by $446,000 of favorable development from other lines. Incurred losses during the three months ended September 30, 2017 also included $5.0 million in net catastrophe losses in the current accident year related to Hurricane Harvey and Hurricane Irma. The calendar year and accident year loss ratios have increased by 84% for the three months ended September 30, 2017, as compared to the same period in 2016 due to the increased losses previously mentioned, but also due to lower net earned premiums in the third quarter of 2017. In September 2017, $7.2 million of ceded premium related to the ADC (a one-time charge) and $600,000 of ceded premiums for reinstatement costs of catastrophe reinsurance related to Hurricane Irma.
Total reserve development on prior accident years in the third quarter of 2016 was unfavorable by $2.6 million, or 11.0 percentage points.  This was primarily due to $759,000 and $584,000 of adverse reserve development in the Florida homeowners and commercial automobile lines of business, respectively.
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
The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2017			2016
	Before ADC or Reinstatement Costs	Impact of ADC & Reinstatement Costs	Total
Commercial Lines
Policy acquisition costs	24.5%	8.1%	32.6%	27.1%
Operating expenses	15.7%	5.3%	21.0%	10.0%
Total	40.2%	13.4%	53.6%	37.1%

Personal Lines
Policy acquisition costs	31.0%	34.5%	65.5%	25.0%
Operating expenses	16.8%	18.6%	35.4%	13.9%
Total	47.8%	53.1%	100.9%	38.9%

Corporate and Other
Operating expenses	1.3%	0.6%	1.9%	9.0%
Total	1.3%	0.6%	1.9%	9.0%

Consolidated
Policy acquisition costs	25.7%	11.0%	36.7%	26.5%
Operating expenses	17.2%	7.5%	24.7%	19.8%
Total	42.9%	18.5%	61.4%	46.3%
Our expense ratio increased 15.1 percentage points in the three months ended September 30, 2017, as compared to the same period in 2016. The increase in the ratio was mainly due to decreased net earned premium. In September 2017, $7.2 million was ceded to the ADC (a one-time charge) and $600,000 was ceded as reinstatement costs of catastrophe reinsurance relating to Hurricane Irma. Before these two costs, the expense ratio continued to decline to 42.9% in the third quarter.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended September 30, 2017 and 2016, the percentage of policy acquisition costs to net earned premiums and other income was 36.7% and 26.5%, respectively. The increase in the policy acquisition cost ratio was due to the decreased net earned premium. Before the $7.2 million and $600,000 of ceded earned premium described above, the policy acquisition cost ratio was 25.7%, a 0.8% reduction.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 24.7% and 19.8% for the three months ended September 30, 2017 and 2016, respectively. The increase in the operating expense ratio was due to the decreased premium base. Before the $7.2 million and $600,000 of ceded earned premium, the operating expense ratio decreased 2.6% to 17.2%. The reduction in operating expenses is driven by the company-wide initiative to continue to reduce costs.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended September 30, 2017 and 2016 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Commercial Lines	$(12,252)	$1,724	$(13,976)	*

Personal Lines	(6,899)	(1,592)	(5,307)	(333.4)%

Corporate and Other	(310)	(2,007)	1,697	84.6%
Total Underwriting Loss	$(19,461)	$(1,875)	$(17,586)	(937.9)%
*Percentage change is not meaningful

Results of Operations For The Nine Months Ended September 30, 2017 and 2016
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Gross written premiums	$83,036	$83,616	$(580)	(0.7)%
Net written premiums	$63,801	$72,861	$(9,060)	(12.4)%

Net earned premiums	$66,295	$65,164	$1,131	1.7%
Other income	1,203	829	374	45.1%
Losses and loss adjustment expenses, net	58,875	40,822	18,053	44.2%
Policy acquisition costs	19,555	18,282	1,273	7.0%
Operating expenses	13,374	13,384	(10)	(0.1)%
Underwriting gain (loss)	(24,306)	(6,495)	(17,811)	274.2%
Net investment income	2,008	1,625	383	23.6%
Net realized investment gains (losses)	31	604	(573)	*
Other gains	750	—	750	*
Interest expense	745	468	277	59.2%
Income (loss) before equity earnings in affiliate and income taxes	(22,262)	(4,734)	(17,528)	370.3%
Equity earnings (losses) of affiliates, net of tax	89	111	(22)	(19.8)%
Income tax expense (benefit)	(410)	(607)	197	*
Net income (loss)	$(21,763)	$(4,016)	$(17,747)	441.9%

Book value per common share outstanding	$6.16	$9.76

Underwriting Ratios:
Loss ratio (1)	87.2%	61.9%
Expense ratio (2)	48.8%	48.0%
Combined ratio (3)	136.0%	109.9%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

Summary of Premium Revenue

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Gross written premiums
Commercial lines	$66,258	$62,725	$3,533	5.6%
Personal lines	16,778	20,891	(4,113)	(19.7)%
Total	$83,036	$83,616	$(580)	(0.7)%

Net written premiums
Commercial lines	$54,616	$55,767	$(1,151)	(2.1)%
Personal lines	9,185	17,094	(7,909)	(46.3)%
Total	$63,801	$72,861	$(9,060)	(12.4)%

Net Earned premiums
Commercial lines	$55,443	$49,641	$5,802	11.7%
Personal lines	10,852	15,523	(4,671)	(30.1)%
Total	$66,295	$65,164	$1,131	1.7%

Gross written premiums remained flat for the nine months ended September 30, 2017, at $83.0 million, as compared to $83.6 million for the same period in 2016.
 Commercial lines gross written premiums increased $3.5 million, or 5.6%, to $66.3 million for the nine months ended September 30, 2017, as compared to $62.7 million for the same period in 2016. This increase was primarily driven by the hospitality programs which grew 8.5%, compared to the same period in 2016.
 Personal lines gross written premiums decreased $4.1 million, or 19.7%, to $16.8 million for the nine months ended September 30, 2017, as compared to $20.9 million for the same period in 2016. The decrease was driven by the reduction in wind-exposed homeowners business which decreased 38.0%, compared to the same period in 2016. The decrease was the result of management's strategic decision to decrease our Florida homeowners business. Moreover, as of October 1, 2016, we no longer wrote Texas wind-exposed homeowners products through one agent that represented approximately $7.0 million of 2015 annual premiums. Our low-value dwelling homeowners business, however, continues to expand; it grew by 13.3% for the nine months ended September 30, 2017, respectively. The Florida homeowners business decreased by 13.8% for the nine months ended September 30, 2017, compared to the same period in 2016.
 Net written premiums decreased $9.1 million, or 12.4%, to $63.8 million for the nine months ended September 30, 2017, as compared to $72.9 million for the same period in 2016. The decrease is primarily related to the $7.2 million ceded written premium and $600,000 of reinstatement premium recorded in the third quarter related to the ADC and Hurricane Irma, respectively. The remainder of the decrease in net written premium is due to an increase in catastrophe reinsurance costs beginning in June 2016.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the nine months ended September 30, 2017, increased $374,000, or 45.1%, to $1.2 million as compared to $829,000 for the same period in 2016. The increase is due to growth in certain programs for which Sycamore is the agent.
Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the nine months ended September 30, 2017 and 2016 (dollars in thousands).

Nine months ended September 30, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$36,620	$12,829	$49,449
Net (favorable) adverse development	7,199	2,227	9,426
Calendar year net loss and LAE	$43,819	$15,056	$58,875

Accident year loss ratio	65.5%	112.0%	73.2%
Net (favorable) adverse development	12.8%	19.4%	14.0%
Calendar year loss ratio	78.3%	131.4%	87.2%

Nine months ended September 30, 2016	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$24,632	$10,503	$35,135
Net (favorable) adverse development	2,911	2,776	5,687
Calendar year net loss and LAE	$27,543	$13,279	$40,822

Accident year loss ratio	49.4%	65.9%	53.4%
Net (favorable) adverse development	5.8%	17.4%	8.5%
Calendar year loss ratio	55.2%	83.3%	61.9%

Net losses and LAE increased by $18.1 million, or 44.2%, for the nine months ended September 30, 2017, as compared to the same period in 2016. The calendar year loss ratios were 87.2% and 61.9% for the nine months ended September 30, 2017 and 2016, respectively. Before the impact of the ADC and hurricane costs, the calendar year and accident year loss ratios were 78.4% and 59.1%, respectively.
Overall reserve development on prior accident years for the nine months ended September 30, 2017 was $9.4 million of adverse development, or 14.0 percentage points on the loss ratio. This was due to reserve development in the commercial liability line of $4.2 million, $2.2 million in the commercial property line, $2.4 million in the Florida homeowners line, $900,000 in the commercial automobile line, offset by $280,000 of favorable development in other lines. Third quarter incurred losses also include $5.0 million in net catastrophe losses in the current accident year related to Hurricane Harvey and Hurricane Irma. The calendar year and accident year loss ratios have increased by 25.3 and 19.8 percentage points, respectively, for the nine months ended September 30, 2017, as compared to the same period in 2016 due to the increased losses previously mentioned, but also due to lower net earned premiums in the third quarter of 2017. In September 2017, $7.2 million of ceded premiums related to the ADC (a one-time charge) and $600,000 of ceded premiums for reinstatement costs of catastrophe reinsurance related to Hurricane Irma.
Total adverse reserve development on prior accident years for the nine months ended September 30, 2016, was $5.7 million, or 8.5 percentage points.  This was made up of $2.2 million, $2.1 million, and $505,000 of adverse reserve development in the Florida homeowners, commercial automobile and personal automobile lines of business, respectively. In the first nine months of 2016, the CMP liability line of business had slightly favorable development of $76,000.

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
The table below provides the expense ratio by major component.

	Nine Months Ended June 30,
	2017			2016
	Before ADC or Reinstatement Costs	Impact of ADC & Reinstatement Costs	Total
Commercial Lines
Policy acquisition costs	24.8%	2.3%	27.1%	27.3%
Operating expenses	13.5%	1.2%	14.7%	10.3%
Total	38.3%	3.5%	41.8%	37.6%

Personal Lines
Policy acquisition costs	31.3%	6.9%	38.2%	29.2%
Operating expenses	14.0%	3.2%	17.2%	13.9%
Total	45.3%	10.1%	55.4%	43.1%

Corporate and Other
Operating expenses	4.2%	0.5%	4.7%	9.1%
Total	4.2%	0.5%	4.7%	9.1%

Consolidated
Policy acquisition costs	26.0%	3.0%	29.0%	27.7%
Operating expenses	17.7%	2.1%	19.8%	20.3%
Total	43.7%	5.1%	48.8%	48.0%
 Our expense ratio increased 0.8% percentage points in the nine months ended September 30, 2017, as compared to the same period in 2016. The increase in the ratio was mainly due to decreased net earned premium. In September 2017, $7.2 million was ceded to the ADC (a one-time charge) and $600,000 was ceded as reinstatement costs of catastrophe reinsurance relating to Hurricane Irma. Before these two costs, the expense ratio declined 4.3 percentage points to 43.7%, compared to the same period in 2016.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the nine months ended September 30, 2017 and 2016, the percentage of policy acquisition costs to net earned premiums and other income was 29.0% and 27.7%, respectively. The 1.3 percentage point increase in the policy acquisition cost ratio was due to the decreased net earned premium. Before the $7.2 million and $600,000 of ceded earned premium, the policy acquisition cost ratio was 26.0%, a 1.7 percentage point reduction.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 19.8% and 20.3% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the operating expense ratio was primarily due to Company-wide efforts to reduce operating expenses, like tax and audit fees and IT costs, in spite of the decreased net earned premiums and other income base. Before the $7.2 million and $600,000 of ceded earned premium, the operating expense ratio was 17.7%, a 2.6 percentage point reduction.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

Underwriting Gain (Loss)

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Commercial Lines	$(11,302)	$3,595	$(14,897)	(414.4)%

Personal Lines	(9,945)	(4,214)	(5,731)	136.0%

Corporate and Other	(3,059)	(5,876)	2,817	(47.9)%
Total Underwriting Loss	$(24,306)	$(6,495)	$(17,811)	274.2%

Investment Income
Net investment income increased by $383,000, or 23.6%, to $2.0 million for the nine months ended September 30, 2017, as compared to $1.6 million for the same period in 2016. This increase was the result of growth of the investment portfolio as well as an increase in the tax equivalent book yield. Average invested assets through the third quarter of 2017 were $137.2 million as compared to $125.1 million in 2016, an increase of $12.1 million, or 9.7%. As of September 30, 2017, the average invested asset balance was comprised of 85.7% of fixed maturity securities, 5.4% of equity securities and 9.0% of short term investments, compared to the September 30, 2016 mix of 88.3% of fixed maturity securities, 3.5% of equity securities and 8.2% of short term investments.
The portfolio’s average quality was AA at September 30, 2017 and December 31, 2016. The portfolio produced a tax equivalent book yield of 2.35% and 2.04% for the nine months ended September 30, 2017 and 2016, respectively. The average duration of the fixed maturity portfolio was 3.1 years and 3.2 years at September 30, 2017 and December 31, 2016, respectively.
Other Gains
Other gains were $750,000 for the nine months ended September 30, 2017, compared to $0 for the same period in 2016. In June of 2017 the Company sold the renewal rights of a portion of the existing low value dwelling book of business to another carrier. The Company will continue writing this line of business in the future.
Interest Expense
Interest expense was $745,000 and $468,000 for the nine months ended September 30, 2017 and 2016, respectively. Interest expense increased primarily due to a higher balance on the revolver, as well as higher interest rates due to a 50 basis point increase on the three notes in the fourth quarter of 2016.
Income Tax Expense
The Company had $410,000 and $607,000 of income tax benefit for the nine months ended September 30, 2017 and 2016, respectively, which is largely the result of the tax impact of changes in the valuation allowance on its deferred taxes related to changes in unrealized gains.

Liquidity and Capital Resources
Sources and Uses of Funds
At September 30, 2017, we had $44.7 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the holding company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the nine months ended September 30, 2017.
Cash Flows
Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2017, was $17.5 million as compared to $6.2 million provided by operating activities for the same period in 2016. The increase in cash provided by operations was primarily related to the increase in unpaid loss and loss adjustment expenses for the year, an increase in reinsurance recoverables on unpaid losses, primarily related to the recoverable from the ADC, as well as an increase in accounts payable and other liabilities, primarily related to the $7.2 million and $600,000 ceded premium payable related to the ADC and catastrophe losses.
Investing Activities. Cash used in investing activities for the nine months ended September 30, 2017, was $14.8 million as compared to $11.3 million for the same period in 2016. The fluctuation in the funds used in routine investing activities correlates to the timing of when the portfolio investments matured and securities were repurchased.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2017, was $15.6 million as compared to $0.9 million provided by financing activities for the same period in 2016. The cash provided by financing activities in 2016 was from net borrowings under debt arrangements, offset by stock repurchases. The cash provided by financing activities in 2017 was related to borrowings from the subordinated notes, offset by repayment of the Credit Facility, and issuance of common stock.
Outstanding Debt
We are party to $30.0 million in subordinated notes, effective September 29, 2017. The notes have a maturity date of September 29, 2032, bear interest, payable quarterly at a fixed annual rate of 8.0%, and allows for up to four quarterly interest deferrals. Our total outstanding debt at September 30, 2017, was $29.0 million. As there are no required principle payments in the short-term, our minimum interest payments on our debt for the remaining three months of 2017 is $600 thousand and $4.8 million for 2018-2019. Refer to Note 7 ~ Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $61.2 million and $62.2 million at September 30, 2017 and December 31, 2016, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(18,898)	$(1,475)	$(21,763)	$(4,016)
Net realized gains (losses) and other gains, net of tax	39	71	781	604
Tax effect of investment unrealized gains and losses	117	(23)	398	564
Adjusted operating income (loss)	$(19,054)	$(1,523)	$(22,942)	$(5,184)
Weighted average common shares diluted	7,675,952	7,608,284	7,647,520	7,613,954
Diluted income (loss) per common share:
Net income (loss) per share	$(2.46)	$(0.19)	$(2.85)	$(0.53)
Net realized gains (losses) and other gains, net of tax, per share	0.01	0.01	0.10	0.08
Tax effect of investment unrealized gains and losses, per share	0.01	—	0.05	0.07
Adjusted operating income (loss) per share	$(2.48)	$(0.20)	$(3.00)	$(0.68)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2017. Our market risk sensitive instruments are primarily related to our fixed-income securities.
Interest Rate Risk
At September 30, 2017, the fair value of our investment portfolio, excluding cash and cash equivalents, was $145.9 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of September 30, 2017, was approximately 3.1 years and 3.2 years at December 31, 2016.
The table below illustrates the sensitivity of the fair value of our fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of September 30, 2017. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of September 30, 2017	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$127,556	$(8,142)	(6.0)%	(15.5)%
100 basis point increase	131,627	(4,071)	(3.0)%	(7.8)%
No change	135,698	—	—%	—%
100 basis point decrease	139,362	3,664	2.7%	7.0%
200 basis point decrease	141,804	6,106	4.5%	11.6%

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
At September 30, 2017, the net amount due to the Company from reinsurers, including ceded unearned premiums, was $16.9 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2017.
Changes in Internal Control over Financial Reporting
For the three months ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2017, which is hereby incorporated by reference.

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

Issuer purchase of Equity Securities
Period of purchases	Total number of shares purchased	Average price paid per share	Total shares purchased	Total dollars used for stock purchases (in thousands)
March 2016	33,833	$6.79	33,833	$231
May 2016	32,830	6.65	66,663	219
August 2016	1,201	7.50	67,864	9
September 2016	20,786	7.96	88,650	166

Total for 2016	88,650	7.02	88,650	625
Total for the Nine Months Ended September 30, 2017	—	$—	88,650	$625

On September 27, 2017, the Company’s Board of Directors authorized a private placement stock purchase offering wherein the Company was authorized to sell a maximum of $7.0 million of the Company’s common stock, no par value per share, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D as promulgated under the Securities Act and in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 as amended. The participants in the private placement consisted mainly of members of the Company’s management team and Board of Directors, including the Company’s Chairman and CEO, James Petcoff.
Under this private placement offering, the Company issued $5.0 million of common equity consisting of 800,000 shares at the price of $6.25 per share on September 28, 2017. The Company’s common stock closing market price on the Nasdaq Stock Market on September 28, 2017, was $6.05 per share. The offering was made to accredited investors only. No commissions or other remuneration were paid in connection with the issuance. The actual timing, number and value of shares to be issued under the private placement offering was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general marketing conditions, and other factors. The Company will use the proceeds from the issuance to strengthen its balance sheet through contributions to the subsidiaries to support future growth, as well as cover the cost of the ADC and reserve strengthening.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.14*	Note Purchase Agreement dated September 29, 2017 between the Company and Elanus Capital Investments Master SP Series 3

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: November 8, 2017