Form 10-K
period 2017-12-31
Conifer Holdings, Inc.
filed 2018-03-15
CIK 1502292

Notes to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑	Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, no par value, as of March 15, 2018, was 8,520,328.

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
Business Overview
Through our Insurance Company Subsidiaries, we offer insurance coverage in both specialty commercial and specialty personal product lines. Currently, we are authorized to write insurance as an excess and surplus lines (“E&S”) carrier in 44 states including the District of Columbia. We are also licensed to write insurance in 42 states, including the District of Columbia, as an admitted carrier and we offer our insurance products in all 50 states.
Many of our products are targeted to traditionally profitable classes of policyholders that we believe are underserved by other insurers. We market and sell these insurance products through a growing network of over 6,700 independent agents that distribute our policies through approximately 2,200 sales offices. We are focused on growing our business in non‑commoditized property and casualty insurance markets, while maintaining underwriting discipline and a conservative investment strategy.
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
In our commercial lines business, we seek to differentiate ourselves and provide value to small business owner‑operators by bundling different insurance products that meet a significant portion of their insurance needs. For example, in the hospitality market we offer property, casualty, and liquor liability, as well as, in some jurisdictions, workers’ compensation coverage. The breadth of our specialty commercial insurance products enables our agents and their small business clients to avoid the administrative costs and time required to seek coverage for each of these items from separate insurers. As such, we compete for commercial lines business based on our flexible product offerings and customer service, rather than on pricing alone. Our target commercial lines customer has an average account size of $4,800 in premium.
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
Overall, we structure the multi-line distribution of our premium between commercial and personal lines to better diversify our business and mitigate the potential cyclical nature of either market.
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

	Gross Written Premium by Segment
	2017	%	2016	%	2015	%
Commercial	$92,112	81%	$88,242	77%	$68,197	73%
Personal	22,172	19%	26,681	23%	25,553	27%
Total	$114,284	100%	$114,923	100%	$93,750	100%

	Gross Written Premiums by State
	2017	%	2016	%	2015	%
Florida	$26,562	23.1%	$23,910	20.7%	$23,048	24.6%
Michigan	21,099	18.5%	17,572	15.4%	16,074	17.1%
Texas	12,910	11.3%	12,993	11.3%	10,381	11.1%
Pennsylvania	8,859	7.8%	10,718	9.3%	12,931	13.8%
Hawaii	4,774	4.2%	3,885	3.4%	2,661	2.8%
Indiana	4,356	3.8%	4,582	4.0%	6,068	6.5%
New Jersey	3,960	3.5%	978	0.9%	980	1.0%
Ohio	3,850	3.4%	3,556	3.1%	3,693	3.9%
New York	3,095	2.7%	—	—%	589	0.6%
Colorado	2,998	2.6%	2,544	2.2%	1,249	1.3%
Montana	2,409	2.1%	3,041	2.6%	2,945	3.1%
All Other States	19,412	17.0%	31,144	27.1%	13,131	14.2%
Total	$114,284	100.0%	$114,923	100.0%	$93,750	100.0%
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

•
Strong relationships with our agents. We develop strong relationships with our independent agents providing them with responsive service, attractive commissions and competitive products to offer policyholders. We believe our agents understand that we view them as key partners in risk selection that help us serve our ultimate client-the insured.

•
Deep understanding of the business and regulatory landscapes of our markets. The competition for insurance business and the regulatory operating environment vary significantly from state to state. We focus on tailoring our business to concentrate on the geographic markets and regulatory environments with the greatest opportunities for growth and profitability. Our business plan centers on identification of market opportunities in jurisdictions where our insurance products can profitably suit the needs of our potential customers.

•
Emphasis on flexibility. We offer coverage to our insureds both on an E&S and admitted basis. We believe this flexibility enables us to pivot effectively between E&S and admitted policies as customer needs and regulatory conditions dictate.

•
Conservative risk management with an emphasis on lowering volatility. We focus on the risk/reward of insurance underwriting, while maintaining a prudent investment policy. We employ conservative risk management practices and opportunistically purchase reinsurance to minimize our exposure to liability for individual risks. In addition, we seek to maintain a diversified liquid investment portfolio to reduce overall balance sheet volatility. As of December 31, 2017, our investments primarily consisted of fixed income investments with an average credit rating of “AA” and a duration-to-worst average of 3.2 years.

Our Competitive Strengths
We believe the following competitive strengths have allowed us to grow our business and will continue to support our strategic growth initiatives:

•
Talented underwriters with broad expertise. Our underwriters have significant experience managing account profitability across market cycles. With an average of over 27 years of experience, our senior underwriters possess the required expertise to respond appropriately to market forces.

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

•
Proactive claims handling. We employ a proactive claims handling philosophy that utilizes an internal team of experienced in-house attorneys to manage and supervise our claims from inception until resolution. We pay what we owe, contest what we don't, and make sound judgment for those claims that fall in between. Our proactive handling of claims reinforces our relationships with our customers and agents by demonstrating our willingness to defend our insureds aggressively and help them mitigate losses.

•
Proven management team. Our senior management team has an average of over 23 years of experience in the insurance industry. Our senior management team has successfully created, managed and grown numerous insurance companies and books of business, and has longstanding relationships with many independent agents and policyholders in our targeted markets.

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
In 2017, our top six independent agencies accounted for approximately 33% of our gross written premiums in our commercial lines, and our top four independent agencies, accounted for approximately 41% of our gross written premiums in our personal lines. We have long term relationships with each of these agencies. We anticipate our concentration in these agencies will decrease in future periods as we establish relationships with additional agencies, as part of our strategic growth plan. Our Insurance Company Subsidiaries market and distribute their products mainly through an independent agency network, however we utilize managing general agents and certain key wholesalers when appropriate.
We recruit our producers through referrals from our existing network of agents, word‑of‑mouth, advertisement, as well as direct contacts initiated by potential agents. Our marketing efforts are directed through our offices in Michigan, Florida, Pennsylvania and Tennessee.
We view our agents as key partners in risk selection. We actively solicit their input regarding potential improvements to our business methods and consult with them in developing new products and entering new customer markets. At the same time, we take careful measure to appropriately control and monitor our agents’ operations. Controls include frequent review of the quality of business, loss experience and other mechanisms. We retain sole binding authority on the majority of our business. Binding authority is only granted to select long-term agents. When binding authority is granted, we restrict this authority to a specific set of guidelines that are provided to each agent. Moreover, our experienced underwriters review each risk to ensure the guidelines are followed.
In addition to marketing to individual agents, we formed Sycamore Insurance Agency to review specific opportunities to write select business on a direct basis. SIA also owns 50% of a small insurance agency that places small commercial risks, mainly for alarm and security guard markets.
Underwriting
We are focused on underwriting profitability and effective enterprise risk management. With an average of over 27 years of experience, our senior underwriters have the experience to properly manage account profitability across market cycles.
Our underwriting philosophy for our specialty commercial risks in the hospitality industry is to look at each risk individually and selectively before writing any policies. We remain focused on the small to medium-sized, well-operated business, where the owner is often on site and in a better position to efficiently and safely run the overall operations. We understand the risks associated with the smaller enterprises and, due to lighter competition, believe we can receive a fair premium to compensate for the risk taken.
With respect to commercial property coverages, we believe it is important to focus on the profitability of the insureds’ business, as well as the traditional risk factors. Therefore, in addition to obtaining inspections on commercial risks, we strive to understand the insureds’ business operations and bottom line to verify the underlying business is an acceptable risk.
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
Personal Lines. We employ internal product managers to review our position relative to our competition, create better segmentation of pricing and originate premium rate changes as appropriate. Consistent with industry practice, we grant our personal lines agents limited binding authority within our specific guidelines. Once a completed application and premium payment are submitted to us, the application is placed in a bound status, and reviewed for final approval. If the agent has underwritten and submitted the account according to our guidelines, we process the application as complete. If our guidelines have not been followed, the application may be cancelled or updated and re‑submitted for further underwriting review.
Claims
We believe that effective claims management is vitally important to our success, allowing us to cost effectively pay valid claims, while vigorously defending those claims that lack merit. Our claims department consists of experienced claims professionals located in Michigan, Florida, Pennsylvania and Tennessee. We utilize a proactive claims handling philosophy to internally manage or supervise all of our claims from inception through final disposition. By handling our claims internally, we can quickly assess claims, improve communication with our policyholders and claimants and better control our claims management costs.
We have several in‑house attorneys with considerable legal experience in trying cases in the lines of business we write. Included among these attorneys is our head in‑house litigator, who consults on all trials and has 24 years of litigation experience. We also have numerous seasoned property and liability adjusters which allow us to manage our claims exposures more carefully, across all markets. In addition, our claims professionals utilize a network of independent local adjusters and appraisers to assist with specific aspects of claims investigations, such as securing witness statements and conducting initial appraisals in states where it is practical to do so. These outside vendors are mainly compensated based on pre‑negotiated fee schedules to control overall costs.
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
Information relating to our reinsurance structure and treaty information is included within Note 6 ~ Reinsurance.

Loss Reserve Development
The following table presents the development of our loss and loss adjustment expenses ("LAE") reserves from 2009 through 2017, net of reinsurance recoverables (dollars in thousands).

	Year Ended December 31,
	2009	2010	2011	2012	2013	2014	2015	2016	2017

Net liability for losses and loss expenses	$911	$18,795	$17,164	$17,547	$24,956	$28,307	$30,017	$47,993	$67,830
Liability re‑estimated as of:
One year later	764	16,565	12,807	13,508	23,763	29,321	40,239	57,452
Two years later	593	13,071	9,870	13,601	25,521	33,274	52,321
Three years later	495	10,300	10,038	13,821	26,560	38,569
Four years later	452	10,698	10,064	13,860	27,784
Five years later	434	10,926	10,227	13,980
Six years later	434	11,215	10,414
Seven years later	434	11,402
Eight years later	$434

Net cumulative redundancy (deficiency)	$477	$7,393	$6,750	$3,567	$(2,828)	$(10,262)	$(22,304)	$(9,459)

Cumulative amount of net liability paid as of:
One year later	$253	$4,112	$3,383	$5,186	$13,245	$16,091	$20,020	$29,533
Two years later	315	6,277	6,092	9,106	19,711	24,060	35,972
Three years later	426	8,302	7,917	11,444	23,241	32,699
Four years later	434	9,372	8,788	13,015	26,056
Five years later	434	9,971	9,730	13,522
Six years later	434	10,799	10,167
Seven years later	434	11,219
Eight years later

Gross liability‑end of year	911	32,047	29,574	24,843	28,908	31,532	35,422	54,651	87,896
Reinsurance recoverable on unpaid losses	—	13,252	12,410	7,296	3,952	3,225	5,405	6,658	20,066
Net liability‑end of year	911	18,795	17,164	17,547	24,956	28,307	30,017	47,993	67,830

Gross liability re‑estimated‑latest	434	21,879	18,407	20,094	34,012	43,856	62,707	73,313
Reinsurance recoverable on unpaid losses re‑estimated‑latest	—	10,477	7,993	6,113	6,229	5,287	10,387	15,860
Net liability re‑estimated‑latest	434	11,402	10,414	13,981	27,783	38,569	52,320	57,453

Gross cumulative redundancy (deficiency)	$477	$10,168	$11,167	$4,749	$(5,104)	$(12,324)	$(27,285)	$(18,662)
Data from 2009 relates only to American Equable, Inc., which is now known as CIC and the 2010 through 2017 data column includes CIC and WPIC.
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
Regulation
Insurance Company Regulation
Our Insurance Company Subsidiaries are subject to regulation in the states where they conduct business. State insurance regulations generally are designed to protect the interests of policyholders, consumers or claimants rather than shareholders or other investors. The nature and extent of such state regulation varies by jurisdiction, but generally involves:

•	Prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company;

•	Regulation of certain transactions entered into by such insurance company subsidiary with any of its affiliates;

•	Approval of premium rates, forms and policies used for many lines of admitted insurance;

•	Standards of solvency and minimum amounts of capital and surplus that must be maintained;

•	Limitations on types and concentration of investments;

•	Licensing of insurers and agents;

•	Deposits of securities for the benefit of policyholders; and

•	The filing of periodic reports with state insurance regulators with respect to financial condition and other matters.
In addition, state regulatory examiners perform periodic examinations of our Insurance Company Subsidiaries. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action.
Insurance Holding Company Regulation
We operate as an insurance holding company and are subject to regulation in the jurisdictions in which we conduct business. These regulations require that each of our Insurance Company Subsidiaries register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The insurance laws similarly provide that all transactions among members of a holding company system must be fair and reasonable. Certain types of transactions between our Insurance Company Subsidiaries and the Company and our other affiliates generally must be disclosed to the state regulators, and prior approval of the state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state of domicile insurance regulator.
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
Licensing and Agency Contracts
We, or certain of our designated employees, must be licensed to act as agents by regulatory authorities in the states in which we conduct business. Regulations and licensing laws vary in each state and are often complex.
Insurance licenses are issued by state insurance regulators upon application and may be of perpetual duration or may require periodic renewal. There are often requirements to obtain appropriate new licenses before we can begin writing or offer new coverages in a new state. The requirements are more stringent when writing on an admitted basis, as opposed to on an E&S basis where there is greater form and rate flexibility.
Insurers operating on an admitted basis must file premium rate schedules and policy or coverage forms for review and approval by the insurance regulators. In many states, rates and policy forms must be approved prior to use, and insurance regulators have broad discretion in judging whether or not an insurer’s rates are adequate, excessive and unfairly discriminatory.
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
Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities
Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. The Company's assessments from insolvency funds were minimal for the years ended December 31, 2017, 2016, and 2015.
Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. For the years ended December 31, 2017, 2016, and 2015, total assessments paid to all such facilities were minimal.
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
Employees
At December 31, 2017, we had 143 employees. Substantially all of our employees are full-time. Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.
Effective March 13, 2017, the Company entered into employment agreements (the “Employment Agreements”) with each of Mr. James G. Petcoff, the Company’s Chairman and CEO, Mr. Brian J. Roney, the Company’s President, Mr. Nicholas J. Petcoff, the Company’s Executive Vice President, and Mr. Andrew D. Petcoff, the Company’s Senior Vice President. The Employment Agreements are the same except for the individuals’ titles and annual base salaries, which are $550,000 for Mr. James G. Petcoff; $425,000 for Mr. Brian J. Roney; $425,000 for Mr. Nicholas J. Petcoff; and $375,000 for Mr. Andrew D. Petcoff. The initial term for each of the Employment Agreements ends on March 13, 2018, with unlimited one-year automatic extensions unless the Employee gives written notice of non-extension, not less than 30 days prior to the expiration of the term, or the Company gives written notice of non-extension prior to the expiration of the term. The Employment Agreements provide for an annual base salary, participation in the annual bonus plan, participation in any long-term incentive plan made generally available to senior executive officers of the Company and other fringe benefits and perquisites as are generally made available to the Company’s executives.
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
Amended Credit Agreement / Amended and Restated Credit Agreement
The Amended and Restated Credit Agreement, dated September 29, 2014, is between the Company and Comerica Bank, N.A. (refer to the exhibits hereto, as amended from time to time). The Agreement defines our previous credit facility and its terms; it was terminated in September 2017 (refer to the exhibit listing for details of the term changes, maturity dates, etc.).

Assignment of Benefits
A legal tool that allows a third party to assert a claim and be paid for services performed for an insured who would normally be reimbursed directly by the insurance company after making a claim themselves.

Book value per share	Total common shareholders' equity divided by the number of common shares outstanding.
Case reserves	Estimates of anticipated future payments to be made on each specific individual known, or reported claim.
Combined Ratio based on accounting principles generally accepted in the United States of America (“GAAP”)
The Combined Ratio is the sum of the Loss and LAE Ratio and the Expense Ratio as defined below. These ratios differ from statutory ratios to reflect GAAP accounting, as management evaluates the performance of our underwriting operations using the GAAP combined ratio.

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

Expense Ratio	For GAAP, it is the ratio of GAAP underwriting expenses incurred to net earned premiums plus other income. For SAP, it is the ratio of Statutory underwriting expenses incurred to net written premiums.
Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.
Loss	An occurrence that is the basis for submission and/or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.
Loss and LAE ratio	The ratio of incurred losses and loss adjustment expenses to net earned premiums plus other income.
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

Loss reserve development
The increase or decrease in Loss or LAE as a result of the re-estimation of claims and claim adjustment expense reserves at successive valuation dates for a given group of claims. Loss reserve development may be related to prior year or current year development.

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

Premium leverage ratio	The ratio of written premium (gross or net) to consolidated statutory surplus.
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

Risk-Based Capital (RBC)
A measure adopted by the NAIC and enacted by states for determining the minimum statutory policyholders' surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action.

Statutory accounting practices (SAP)	The practices and procedures prescribed or permitted by domiciliary state insurance regulatory authorities in the United States for recording transactions and preparing financial statements.
Underwriting gain or loss	Net earned premiums plus other income, less losses, LAE, commissions, and operating expenses.

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
Among the uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses are as follows:

•
When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may be reported and develop many years after a policy has lapsed;

•
Even when a claim is received (irrespective of whether the policy is a "claims-made”, which requires claims to be reported during the policy period, or an “occurrence” based form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time;

•	New theories of liability are enforced retroactively from time to time by courts;

•
Volatility in the financial markets, economic events, weather events and other external factors may result in an increase in the number of claims and the severity of the claims reported. In addition, elevated inflationary conditions would, among other things, drive loss costs to increase;

•
If claims became more frequent, even if we had no liability for those claims, the cost of evaluating these potential claims could escalate beyond the amount of the reserves we have established. If we enter new lines of business, or encounter new theories of claims liability, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated; and

•
Estimation of “IBNR” losses is a complex and inherently uncertain process which involves a considerable degree of judgment and expertise, which adds to the overall difficulty of estimating loss reserves.

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
Our investment portfolio is subject to significant market and credit risks, which could result in an adverse impact on our financial conditions or results of operations.
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
We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries. Our ability to meet our obligations on our outstanding debt, and to pay our expenses and shareholder dividends, depends upon the dividend paying capacity of our Insurance Company Subsidiaries. We will be limited by the earnings of our Insurance Company Subsidiaries, and the distribution or other payment of such earnings to it in the form of dividends, loans, advances or the reimbursement of expenses. Payments of dividends to us by our Insurance Company Subsidiaries are subject to various business considerations and restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to revised restrictions in the future. The ability to pay ordinary and extraordinary dividends must be reviewed in relation to the impact on key financial measurement ratios, including RBC ratios. The Insurance Company Subsidiaries’ ability to pay future dividends without advance regulatory approval is dependent upon maintaining a positive level of unassigned surplus. As a result, at times, we may not be able to receive dividends from our Insurance Company Subsidiaries in amounts necessary to meet our debt obligations, to pay shareholder dividends on our capital stock or to pay corporate expenses. Therefore, the inability of our Insurance Company Subsidiaries to pay dividends or make other distributions could have a material adverse effect on our business and financial condition.

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
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best Company, Inc. (“A.M. Best”), Demotech, Inc. (“Demotech”), and Kroll Bond Rating Agency ("Kroll") as an important means of assessing the financial strength and quality of insurers. In setting their ratings, A.M. Best, Demotech and Kroll utilize a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. For A.M. Best, the ratings range from A++, or superior, to F for in liquidation. Demotech’s ratings range from “A” (unsurpassed) to M (moderate). Kroll's ratings range from AAA (extremely strong) to R (under regulatory supervision). As of the date of this Form 10-K, A.M. Best has assigned financial strength ratings of B++ with a negative outlook to CIC (the fifth highest rating level out of sixteen rating levels) and B+ with a stable outlook for WPIC (the sixth highest out of sixteen). A rating of B++ for CIC and a rating of B+ for WPIC means A.M. Best considers both companies to have a “good” ability to meet ongoing financial obligations. Both CIC, WPIC are rated “A” by Demotech (the third highest rating level out of six rating levels) as of the date of this Form 10-K. A financial stability rating of “A” from Demotech indicates “exceptional” financial stability related to maintaining surplus at an acceptable level. Kroll has given CIC and WPIC an insurance financial strength rating of BBB+ with a stable outlook (fourth highest rating level out of eleven) as of the date of this Form 10-K. A BBB+ rating indicates that the insurer's financial condition is adequate.
A.M. Best, Demotech and Kroll assign ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its financial obligations to policyholders and such ratings are not evaluations directed to investors. A.M. Best, Demotech and Kroll periodically review our ratings and may revise ratings downward or revoke them at their sole discretion based primarily on their analyses of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include but are not limited to:

•	If we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s, Demotech’s or Kroll's rating;

•	If unfavorable financial, regulatory or market trends affect us, including excess market capacity;

•	If we incur operating losses;

•	If we have unresolved issues with government regulators;

•	If we are unable to retain our senior management or other key personnel;

•	If our investment portfolio incurs significant losses; or

•	If A.M. Best, Demotech or Kroll alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.
These and other factors could result in a downgrade of our rating. A downgrade of our rating could cause our current and future agents, retail brokers and insureds to choose other, more highly‑rated competitors. A downgrade of this rating could also increase the cost or reduce the availability of reinsurance to us.
In addition, in view of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions and may increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations. A downgrade or withdrawal of any rating could severely limit or prevent us from writing new and renewal insurance contracts.
We distribute our insurance products through a select group of agents, several of which account for a significant portion of our business, and there can be no assurance that such relationships will continue, or if they do continue, that the relationship will be on favorable terms to us. In addition, reliance on agents subjects us to their credit risk.
Our distribution model depends almost entirely on the agencies that distribute our products. In 2017, our top six independent agencies accounted for approximately 33% of our gross written premiums in our commercial lines, and our top four agencies accounted for approximately 41% of our gross written premiums in our personal lines. We cannot assure you that these relationships, or our relationships with any of our agencies will continue. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant agents could result in lower direct written premiums and could have a material adverse effect on our results of operations or business prospects.
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
Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.
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

In addition, as a result of current industry non-weather factors, such as the increase in litigation surrounding the Assignment of Benefits claims and lawsuits in Florida, in particular, we may experience additional losses that could adversely affect our financial position or results of operations.
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

•
The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our E&S lines of insurance business; and

•
Changing practices caused by the Internet may lead to greater competition in the insurance business. Among the possible changes are shifts in the way insurance is purchased. If our distribution model was to be significantly altered by changes in the way products were marketed, including, without limitation, through use of the Internet, it could have a material adverse effect on our premiums, underwriting results and profits.

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
The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as guaranty associations. Some states have deregulated their commercial insurance markets. We cannot predict the effect that further deregulation would have on our business, financial condition or results of operations.
The NAIC has developed a system to test the adequacy of statutory capital of U.S.‑based insurers, known as Risk-Based Capital ("RBC"), that many states have adopted. This system establishes the minimum amount of RBC necessary for a company to support its overall business operations. It identifies property‑casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk‑based capital at the required levels could adversely affect the ability of our Insurance Company Subsidiaries to maintain regulatory authority to conduct their business.
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
In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. Michigan has adopted the ORSA Model Act.  ORSA filings will be required in Michigan starting in 2018.  The Company is currently exempt from providing an ORSA summary report as it does not meet the minimum premium requirements.
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
Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states of domicile and each state in which they issue policies. As of December 31, 2017, our Insurance Company Subsidiaries were in compliance with all such reserves. Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action. This may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. A decline in the risk based capital ratios of our Insurance Company Subsidiaries could limit their ability to make a dividend to us and could be a factor in causing rating agencies to downgrade our ratings. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.
Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.
As of December 31, 2017, we had $30 million of interest-only Subordinated Notes ("Notes") outstanding. We are subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.
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
In addition, we design our policy terms to manage our exposure to expanding theories of legal liability like those which have given rise to claims for lead paint, asbestos, mold, construction defects and environmental matters. Many of the policies we issue also include conditions requiring the prompt reporting of claims to us and entitle us to decline coverage in the event of a violation of that condition. Also, many of our policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought against our policyholders. While these exclusions and limitations help us assess and reduce our loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
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
Our Insurance Company Subsidiaries are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies. These assessments, which are levied by guaranty associations within the state in proportion to premiums written by member insures in the lines of business in which the impaired, insolvent or failed insurer was engaged. Maximum contributions required by law in any one year vary by state, and have historically been less than one percent of annual premiums written. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
Our principal shareholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval.
As of December 31, 2017, our executive officers, directors, 5% shareholders and their affiliates owned approximately 45.8% of our voting stock. Therefore, these shareholders will have the ability to influence us through their ownership position. These shareholders may be able to significantly influence all matters requiring shareholder approval. For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
We lease office space in Birmingham, Michigan, where our principal executive office is located. We also lease offices in Southfield, Michigan; Jacksonville, Orlando and Miami, Florida; Somerset, Pennsylvania; and Brentwood, Tennessee. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, operating results or liquidity.

ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shareholder Information Corporate Headquarters	Transfer Agent & Registrar
550 W. Merrill Street	American Stock Transfer & Trust Co, LLC
Birmingham, MI 48009	6201 15th Avenue
Phone: (248) 559-0840	Brooklyn, NY 11219

Independent Registered Public Accounting Firm
Deloitte & Touche, LLP	Stock Listing
200 Renaissance Center	Nasdaq
Suite 3900	Symbol: CNFR
Detroit, MI 48243

Corporate Counsel
Honigman Miller Schwartz and Cohn, LLP
600 Woodward Avenue
2290 First National Building
Detroit, MI 48226-3506
Shareholder Relations and Form 10-K
A copy of our 2017 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@cnfrh.com.
Share Price and Dividend Information
Our common stock is traded on the Nasdaq under the symbol “CNFR.” The following table sets forth the high and low sale prices of our common shares as reported by the Nasdaq for each period shown:

	High	Low
2017
First Quarter	7.75	6.55
Second Quarter	8.05	6.75
Third Quarter	7.30	6.05
Fourth Quarter	7.15	5.55

2016
First Quarter	9.22	6.04
Second Quarter	7.00	6.27
Third Quarter	8.59	7.15
Fourth Quarter	8.55	6.65
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
Shareholders of Record
As of March 15, 2018, there were 35 shareholders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.
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
Under this private placement offering, the Company issued $5.0 million of common equity consisting of 800,000 shares at the price of $6.25 per share on September 28, 2017. The Company’s common stock closing market price on the Nasdaq Stock Market on September 28, 2017, was $6.05 per share. The offering was made to accredited investors only. No commissions or other remuneration were paid in connection with the issuance. The actual timing, number and value of shares to be issued under the private placement offering was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general marketing conditions, and other factors. The Company used the proceeds from the issuance to strengthen its balance sheet through contributions to the Insurance Company Subsidiaries to support future growth, as well as to cover the cost of the ADC and reserve strengthening.
On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock. Under this program, management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. The Company did not repurchase any of its outstanding common stock during 2017.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth selected consolidated historical financial information of Conifer Holdings, Inc. and Subsidiaries as of the dates and for the periods indicated. The selected financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 were derived from our audited consolidated financial statements and related notes thereto.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Results:
Gross written premiums	$114,284	$114,923	$93,750	$83,847	$44,087
Ceded written premiums	(23,044)	(14,994)	(14,076)	(17,548)	(6,439)
Net written premiums	$91,240	$99,929	$79,674	$66,299	$37,648

Net earned premiums	$91,729	$89,627	$66,765	$57,528	$27,629
Net investment income	2,728	2,173	1,902	1,175	1,000
Net realized investment gains	70	1,365	285	417	299
Other gains (losses) (1)	750	(400)	104	—	3,714
Other income	1,560	1,118	1,667	1,809	834
Total revenue	96,837	93,883	70,723	60,929	33,476
Losses and loss adjustment expenses, net	73,917	59,003	38,882	40,730	15,824
Policy acquisition costs	26,245	25,280	16,183	14,696	7,667
Operating expenses	17,367	17,596	14,806	12,139	9,161
Interest expense	1,362	647	769	584	541
Total expenses	118,891	102,526	70,640	68,149	33,193
Income (loss) before income taxes	(22,054)	(8,643)	83	(7,220)	283
Income tax expense (benefit)	(447)	(77)	48	(281)	3
Equity earnings (losses) in affiliates, net of tax	65	129	(52)	—	—
Net income (loss)	(21,542)	(8,437)	(17)	(6,939)	280
Less net income (loss) attributable to non-controlling interest	—	—	(81)	(4)	(69)
Net income (loss) attributable to Conifer	$(21,542)	$(8,437)	$64	$(6,935)	$349
Net income (loss) allocable to common shareholders	$(21,542)	$(8,437)	$(476)	$(7,200)	$349
Net income (loss) per share allocable to common shareholders, basic and diluted	$(2.74)	$(1.11)	$(0.09)	$(2.69)	$0.20
Weighted average common shares outstanding, basic and diluted	7,867,344	7,618,588	5,369,960	2,672,440	1,749,626

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and invested assets	$169,518	$141,023	$130,427	$123,726	$68,445
Reinsurance recoverables	24,539	7,498	7,044	5,139	4,394
Total assets	239,032	203,701	177,927	163,738	96,856
Unpaid losses and loss adjustment expenses	87,896	54,651	35,422	31,531	28,908
Unearned premiums	57,672	58,126	47,916	43,381	26,505
Debt	29,027	17,750	12,750	27,562	13,087
Total liabilities	186,206	135,907	100,665	113,460	75,605
Preferred stock (2)	—	—	—	6,119	—
Total shareholders’ equity attributable to Conifer	52,826	67,794	77,262	44,182	21,270
Other Data:
Shareholders’ equity per common share outstanding	$6.20	$8.88	$10.11	$11.06	$12.16
Regulatory capital and surplus (3)	62,451	62,189	71,153	65,974	34,817

	Year Ended December 31,
	2017	2016	2015	2014	2013
Underwriting Ratios:
Loss ratio	79.2%	65.0%	56.8%	68.6%	55.6%
Expense ratio	46.8%	47.2%	45.3%	45.2%	59.1%
Combined ratio	126.0%	112.2%	102.1%	113.8%	114.7%

(1)
In 2017, the Company recognized a $750,000 gain on the sale of the renewal rights of a portion of the low value dwelling book of business to another insurer. In 2016, as a result of the merger of ACIC into WPIC, the value of intangible assets recorded for insurance licenses on ACIC were written off resulting in a loss. In 2015, the Company recognized a gain as a result of the deconsolidation of an affiliate. In 2013, the Company recognized a gain on the acquisitions of EGI Insurance Services, Inc. and MLBA Mutual Insurance Company. The acquisitions were accounted for as bargain purchases.

(2)
In March 2015, the Company reclassified the then carrying amount of its preferred stock of $6,180 from temporary equity to permanent equity as the redemption of the preferred stock became within the Company’s control as a result of the amendments to the preferred stock designations.

(3)
For our Insurance Company Subsidiaries, the excess of assets over liabilities are determined in accordance with statutory accounting principles as determined by the domiciliary state for each Insurance Company Subsidiary.

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
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Words such as “anticipate,” “believe,” “estimate,” “expect,” "will," “intend,” “may,” “plan,” “seek” and similar terms and phrases, or the negative thereof, may be used to identify forward-looking statements.
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
Business Overview
We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are licensed to write insurance in 42 states, including the District of Columbia, as an admitted carrier and we offer our insurance products in all 50 states.
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
Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states. Our specialty homeowners insurance line is primarily comprised of either wind-exposed homeowners insurance providing hurricane and wind coverage to underserved homeowners in Texas, Hawaii and Florida or low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana, Louisiana and Texas. Due to certain Florida-based industry events, we have been de-emphasizing our Florida homeowners' business and reducing our exposures in that state. Otherwise, there has been little change in our approach to managing or evaluating these lines.

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
Loss and Loss Adjustment Expense Reserves
Our recorded loss and loss adjustment expenses ("LAE") reserves represent management’s best estimate of unpaid loss and LAE at each balance sheet date, based on information, facts and circumstances known at such time. Our loss and LAE reserves reflect our estimates at the balance sheet date of:
•    Case reserves, which are unpaid loss and LAE amounts that have been reported; and
•    Incurred but not reported ("IBNR") reserves, which are (1) unpaid loss and LAE amounts that have been incurred but not yet reported; and (2) the expected development on case reserves.
We do not discount the loss and LAE reserves for the time value of money.
Case reserves are initially set by our claims personnel. When a claim is reported to us, our claims department completes a case‑basis valuation and establishes a case reserve for the estimated amount of the probable ultimate losses and LAE associated with that claim. Our claims department updates their case‑basis valuations upon receipt of additional information and reduces case reserves as claims are paid. The case reserve is based primarily upon an evaluation of the following factors:
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
IBNR reserves are determined by subtracting case reserves and paid loss and LAE from the estimated ultimate loss and LAE. Our actuarial department develops estimated ultimate loss and LAE on a quarterly basis. Our Reserve Review Committee (which includes our Chief Executive Officer, President, Chief Financial Officer, other members of executive management, and key actuarial, underwriting and claims personnel) meets each quarter to review our actuaries’ estimated ultimate expected loss and LAE.
We use several generally accepted actuarial methods to develop estimated ultimate loss and LAE estimates by line of business and accident year. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is a reasonable basis for predicting future outcomes. These methods utilize various inputs, including:
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
Most or all of these factors are not directly or precisely quantifiable, particularly on a prospective basis, and are subject to a significant degree of variability over time. In addition, the establishment of loss and LAE reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in our historical experience or which cannot yet be quantified. As a result, an integral component of our loss and LAE reserving process is the use of informed subjective estimates and judgments about our ultimate exposure to losses and LAE. Accordingly, the ultimate liability may vary significantly from the current estimate. The effects of change in the estimated loss and LAE reserves are included in the results of operations in the period in which the estimate is revised.
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
The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2017 (dollars in thousands):

Line of Business	Case Reserves	IBNR Reserves	Total Reserves	Ratio of IBNR to Total Reserves

Commercial Lines	$32,280	$27,041	$59,321	45.6%
Personal Lines	5,569	2,940	8,509	34.6%
Total Lines	$37,849	$29,981	$67,830	44.2%
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

The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2017. We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2017 reported pre-tax income and on net income and shareholders’ equity at December 31, 2017. We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor. We also believe that such changes to our reserve balance would not have a material impact on our operating results, financial position, or liquidity. The net income and shareholders' equity amounts include an income tax rate assumption of 21%. The dollar amounts in the table are in thousands.

	Ultimate Loss and LAE Sensitivity Factor	December 31, 2017 Ultimate Loss and LAE	December 31, 2017 Loss and LAE Reserves	Potential Impact on 2017 Pre- Tax Income	Potential Impact on 2017 Net Income and December 31, 2017 Shareholders' Equity

Increased Ultimate Losses & LAE
Accident Year 2017	10.0%	$63,785	$39,910	$6,379	$5,039
Accident Year 2016	5.0%	45,599	11,571	2,280	1,801
Accident Year 2015	2.5%	49,709	10,479	1,243	982
Prior to 2015 Accident Years	—%	—	5,870	—	—

Decreased Ultimate Losses & LAE
Accident Year 2017	(10.0)%	63,785	39,910	(6,379)	(5,039)
Accident Year 2016	(5.0)%	45,599	11,571	(2,280)	(1,801)
Accident Year 2015	(2.5)%	49,709	10,479	(1,243)	(982)
Prior to 2015 Accident Years	—%	—	5,870	—	—
Investment Valuation and Impairment
We carry debt and equity securities classified as available‑for‑sale at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income. We do not have any securities classified as trading or held‑to‑maturity.
We evaluate our available‑for‑sale investments regularly to determine whether there have been declines in value that are other‑than‑temporary. Our outside investment managers assist us in this evaluation. When we determine that a security has experienced an other‑than‑temporary impairment, the impairment loss is recognized as a realized investment loss.
We consider a number of factors in assessing whether an impairment is other‑than‑temporary, including (1) the amount and percentage that current fair value is below cost or amortized cost, (2) the length of time that the fair value has been below cost or amortized cost and (3) recent corporate developments or other factors that may impact an issuer’s near term prospects. In addition, for debt securities, we consider the credit quality ratings for the securities, with a special emphasis on securities downgraded to below investment grade. We also consider our intent to sell available‑for‑sale debt securities in an unrealized loss position, and if it is more likely than not that we will be required to sell these securities before a recovery in fair value to their cost or amortized cost basis. For equity securities, we evaluate the near‑term prospect of these investments in relation to the severity and duration of the impairment, and we consider our ability and intent to hold these investments until they recover their fair value.
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
The fair values of debt and equity securities have been determined using fair value prices provided by our investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities).
The values for publicly‑traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for debt securities generally incorporate significant Level 2 inputs. The carrying value of cash and short‑term investments approximate their fair values due to their short‑term maturity.
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
On December 22, 2017, the U.S. federal government enacted H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”). The Act provides for significant changes to corporate taxation including the decrease of the corporate tax rate from 34% to 21%. We have completed an analysis of the impact of the Act and has followed the additional guidance provided by the Security and Exchange Commission's Staff Accounting Bulletin No. 118. We believe there are no material provisional balances as of December 31, 2017.
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
As of December 31, 2017, we have federal and state income tax net operating loss (“NOL”) carryforwards of $43.6 million and $11 million, respectively, which will expire at various dates from 2029 through 2037. Of the federal NOL amount, $15.1 million are subject to limitations under Section 382 of the Internal Revenue Code. These net NOL carryforwards are limited in the amount that can be utilized in any one year and may expire before they are realized. At this time we do not expect that any of the remaining NOL carryforwards will expire before utilized.
The carrying value of our gross deferred tax asset for the NOL carryforwards is equal to the total NOL carryforward amount times the applicable federal and state tax rates, and was $9.5 million and $8.0 million as of December 31, 2017 and 2016, respectively. Total gross deferred tax assets were $13.3 million and $13.0 million as of December 31, 2017 and 2016. A valuation allowance of $9.9 million and $8.4 million has been recorded against the gross deferred tax assets as of December 31, 2017 and 2016, respectively, as the Company has recognized a three year cumulative loss as of December 31, 2017 which is significant negative evidence to support the lack of recoverability of those deferred tax assets in accordance with ASC 740, Income Taxes. The net deferred tax liability was $115,000 and $179,000 as of December 31, 2017 and 2016, respectively.
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

Non-GAAP Financial Measures
Adjusted Operating Income (Loss) and Adjusted Operating Income (Loss) Per Share
Adjusted operating income (loss) and adjusted operating income (loss) per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment and other gains (losses), net of tax, the effects of tax reform, and the tax effect of changes in unrealized gains to the extent included in net income. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income to adjusted operating income (dollars in thousands), as well as net income per share to adjusted operating income per share:

	For the Years Ended December 31,
	2017	2016	2015

Net income (loss) allocable to common shareholders	$(21,542)	$(8,437)	$(476)
Less:
Net realized investment gains and other gains (losses)	820	965	389
Effect of tax law change	63	—	—
Tax effect of unrealized gains and losses on investments	356	147	—
Adjusted operating income (loss)	$(22,781)	$(9,549)	$(865)

Weighted average common shares, diluted	7,867,344	7,618,588	5,369,960

Diluted (loss) per common share:
Net income (loss) allocable to common shareholders	$(2.74)	$(1.11)	$(0.09)
Net realized investment gains and other gains (losses) per share	0.10	0.13	0.07
Effect of tax law change	0.01	—	—
Tax effect of unrealized gains and losses on investments	0.05	0.02	—
Adjusted operating (loss) per share	$(2.90)	$(1.26)	$(0.16)
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
Executive Overview
In 2017, we continued to expand our commercial lines and reposition our personal lines of business. Our commercial lines gross written premiums grew by 4.4% in 2017, and personal line gross written premiums decreased by 16.9% in 2017, as compared to 2016.
In September 2017, we entered into an adverse development cover reinsurance agreement (the "ADC") to protect against loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017. The agreement provides up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016. The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million (inclusive of a 10% co-participation).

The 2017 results were mainly driven by adverse development on prior-year reserves which were incurred through September 30, 2017, the cost of the ADC, and losses from hurricanes Irma and Harvey.
Our expense ratio continues to improve as we have executed on rationalizing costs with growing earned premiums. In the fourth quarter of 2017, the expense ratio was 41.4%, down 4.2 percentage points from the fourth quarter of 2016.
The Company reported a net loss of $21.5 million, or $2.74 per share, for the year ended December 31, 2017, compared to a net loss of $8.4 million, or $1.11 per share, for the year ended December 31, 2016.
Adjusted operating loss, a non-GAAP measure, was $22.8 million, or $2.90 per share, for the year ended December 31, 2017, compared to an adjusted operating loss of $9.5 million, or $1.26 per share, for the year ended December 31, 2016.
Potential impact of ADC on future periods
We purchased the ADC to greatly reduce our exposure to prior-year adverse development. The benefits of the ADC can be seen in the fourth quarter wherein we experienced $2.1 million of adverse development, but retained only $33,000 of that development. In 2017, we paid $7.20 million in ceded premiums under the ADC, and ceded $7.19 million in losses. There remains available $10.3 million of cover in the event of additional adverse development.
In the event there is additional adverse development that exceeds the cost of the ADC, that excess amount will be deemed a gain under retroactive reinsurance accounting rules and is required to be deferred and only recognized in earnings in proportion to the actual paid recoveries under the ADC. Over the life of the contract, the accounting benefit will align with economic benefit of the ADC, however we may be required to recognize losses in near-term future periods, only to recognize offsetting gains in periods further out.

Results of Operations - 2017 Compared to 2016
The following table summarizes our operating results for the years indicated (dollars in thousands):
Summary Operating Results

	Years Ended December 31,
	2017	2016	$ Change	% Change

Gross written premiums	$114,284	$114,923	$(639)	(0.6%)
Net written premiums	$91,240	$99,929	$(8,689)	(8.7%)
Net earned premiums	$91,729	$89,627	$2,102	2.3%
Other income	1,560	1,118	442	39.5%
Losses and loss adjustment expenses, net	73,917	59,003	14,914	25.3%
Policy acquisition costs	26,245	25,280	965	3.8%
Operating expenses	17,367	17,596	(229)	(1.3%)
Underwriting gain (loss)	(24,240)	(11,134)	(13,106)	*
Net investment income	2,728	2,173	555	25.5%
Net realized investment gains	70	1,365	(1,295)	(94.9%)
Other gains (losses)	750	(400)	1,150	*
Interest expense	1,362	647	715	110.5%
Income (loss) before income taxes	(22,054)	(8,643)	(13,411)	*
Income tax expense (benefit)	(447)	(77)	(370)	*
Equity earnings (losses) in affiliates, net of tax	65	129	(64)	*
Net income (loss)	$(21,542)	$(8,437)	$(13,105)	*

Underwriting Ratios:
Loss ratio	79.2%	65.0%
Expense ratio	46.8%	47.2%
Combined ratio	126.0%	112.2%
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

Our premiums are presented below for the years ended December 31, 2017 and 2016 (dollars in thousands):
Summary of Premium Revenue

	Years Ended December 31,
	2017	2016	$ Change	% Change

Gross written premiums
Commercial lines	$92,112	$88,242	$3,870	4.4%
Personal lines	22,172	26,681	(4,509)	(16.9%)
Total	$114,284	$114,923	$(639)	(0.6%)

Net written premiums
Commercial lines	$78,217	$78,439	$(222)	(0.3%)
Personal lines	13,023	21,490	(8,467)	(39.4%)
Total	$91,240	$99,929	$(8,689)	(8.7%)

Net Earned premiums
Commercial lines	$76,786	$68,921	$7,865	11.4%
Personal lines	14,943	20,706	(5,763)	(27.8%)
Total	$91,729	$89,627	$2,102	2.3%
Gross written premiums remained flat for the year ended December 31, 2017, as compared to 2016. These results reflect our continued execution of our growth initiatives in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.
Commercial lines gross written premiums increased $3.9 million, or 4.4%, to $92.1 million for the year ended December 31, 2017, as compared to $88.2 million for the year ended December 31, 2016. This increase was seen across almost every commercial product line as a result of our continued strategic expansion efforts.
Personal lines gross written premiums decreased $4.5 million, or 16.9%, to $22.2 million for the year ended December 31, 2017, as compared to $26.7 million for the same period in 2016. This was largely driven by a reduction in wind-exposed homeowners business in both Florida and Texas.
Net written premiums decreased $8.7 million, or 8.7%, to $91.2 million for the year ended December 31, 2017, as compared to $99.9 million for the year ended December 31, 2016. The decrease was primarily due to $7.2 million of ceded written premium recorded in the third quarter of 2017 relating to the ADC.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the year December 31, 2017 increased $442,000, or 39.5%, to $1.5 million as compared to $1.1 million for the year ended December 31, 2016. The increase was due to continued expansion into lines of business in which various fees are charged to the policyholders.

Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2017 and 2016 (dollars in thousands).

Year Ended December 31, 2017	Commercial Lines	Personal Lines	Total

Accident year net losses and LAE	$48,520	$15,937	$64,457
Net (favorable) adverse development	7,181	2,279	9,460
Calendar year net loss and LAE	$55,701	$18,216	$73,917

Accident year loss ratio	62.7%	101.4%	69.1%
Net (favorable) adverse development	9.3%	14.5%	10.1%
Calendar year loss ratio	72.0%	115.9%	79.2%

Year Ended December 31, 2016	Commercial Lines	Personal Lines	Total

Accident year net losses and LAE	$35,652	$13,130	$48,782
Net (favorable) adverse development	6,789	3,432	10,221
Calendar year net loss and LAE	$42,441	$16,562	$59,003

Accident year loss ratio	51.4%	61.8%	53.7%
Net (favorable) adverse development	9.8%	16.1%	11.3%
Calendar year loss ratio	61.2%	77.9%	65.0%
Net losses and LAE increased by $14.9 million, or 25.3%, for the year ended December 31, 2017, as compared to the same period in 2016. The increase was due to a combination of $9.5 million of adverse reserve development from prior years and $5.4 million of net losses from Hurricanes Harvey and Irma. The calendar year loss ratios were 79.2% and 65.0% for the years ended December 31, 2017 and 2016, respectively. The hurricanes contributed 6.4 percentage points to the 2017 loss ratio. The ADC resulted in approximately a 1.5 percentage point increase in the loss ratio as slightly more premiums were ceded under the ADC than losses in 2017. The 14.2 percentage point increase in our loss ratio was primarily attributable to the reserve strengthening in our Florida homeowners, commercial automobile and commercial liability lines of business.
The $9.5 million of adverse development in 2017 consisted of $7.18 million from commercial lines and $2.3 million from personal lines and mostly related to the 2016 and 2015 accident years. Substantially all of this development occurred in the first three quarters of 2017 and primarily consisted of $5.1 million from commercial liability business, $1.6 million from the commercial property, $1.7 million from Florida homeowners and $0.5 million from commercial auto business.
Overall reserve development on prior accident years for the year ended December 31, 2016, was unfavorable by $10.2 million, or 11.3 percentage points of the loss ratio. The development included $2.7 million of adverse development in both the wind-exposed homeowners and commercial auto lines of business as well as $2.6 million and $760,000 of adverse development in the hospitality line of business and personal auto lines of business, respectively.
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

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2017			2016
	Before ADC or Reinstatement Costs	Impact of ADC & Reinstatement Costs	Total
Commercial Lines
Policy acquisition costs	24.7%	1.7%	26.4%	26.8%
Operating expenses	13.7%	1.0%	14.7%	9.7%
Total	38.4%	2.7%	41.1%	36.5%

Personal Lines
Policy acquisition costs	31.5%	5.2%	36.7%	31.6%
Operating expenses	14.0%	2.3%	16.3%	13.7%
Total	45.5%	7.5%	53.0%	45.3%

Corporate and Other
Operating expenses	3.7%	—%	3.7%	8.7%
Total	3.7%	—%	3.7%	8.7%

Consolidated
Policy acquisition costs	25.9%	2.2%	28.1%	27.8%
Operating expenses	17.2%	1.4%	18.6%	19.4%
Total	43.1%	3.6%	46.7%	47.2%
Our expense ratio decreased by half of a percentage point, to 46.7% for the year ended December 31, 2017, as compared to the same period in 2016. The decrease in the ratio was primarily due to continued improvement in our operating efficiencies as our earned premium grew faster than our more fixed expense structure. The decrease was dampened by the impact of both the hurricanes and ADC which occurred in the third quarter of 2017. During 2017, $7.2 million was ceded to the ADC (a one-time charge) and $806,000 was ceded as reinstatement costs of catastrophe reinsurance relating to Hurricane Irma. Before these two costs, the expense ratio would have declined even further, to 43.1% for the year, and 41.1% in the fourth quarter of 2017.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income increased to 28.1% for the year ended December 31, 2017, compared to 27.8% in 2016. The increase was primarily due to the decrease in net earned premiums related to the ADC and reinstatement ceded premiums. Before the $7.2 million and $806,000 of ceded earned premiums, the policy acquisition cost ratio in 2017, was 25.9%, a 1.9 percentage point reduction. Our direct commission expense rate was consistent between 2016 and 2017.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 18.6% and 19.4% for the years ended December 31, 2017 and 2016, respectively. Earned premium growth on a more fixed operating expense structure has helped to reduce the operating expense ratio, which is expected to continue to decline as our earned premium grows. In addition, there have been Company-wide efforts to reduce operating expenses even with growing earned premiums. Dampening the effects of the growth in earned premium and expense reductions was the impact of the ADC and reinstatement premiums. Before the impact of the ADC and reinstatement premiums, the operating expense ratio was 17.2% for the year and only 15.4% in the fourth quarter of 2017.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the years ended December 31, 2017 and 2016 (dollars in thousands):
Underwriting Gain (Loss)

	Years Ended December 31,
	2017	2016	$ Change	% Change

Commercial Lines	$(10,096)	$1,531	$(11,627)	(759.4)%
Personal Lines	(10,838)	(4,929)	(5,909)	119.9%
Corporate and Other	(3,306)	(7,736)	4,430	(57.3)%
Total	$(24,240)	$(11,134)	$(13,106)	*
* Percentage change is not meaningful
Investment Income
Net investment income increased by $555,000, or 25.5%, to $2.7 million for the year ended December 31, 2017, as compared to $2.1 million for the year ended December 31, 2016. This increase was mainly due to the growth of the investment portfolio. Average invested assets as of December 31, 2017, were $143.1 million as compared to $123.1 million at December 31, 2016, an increase of $20.0 million, or 16.2%. As of December 31, 2017, the average invested asset balance was comprised of 87.3% debt securities, 5.0% equity securities and 7.9% short-term investments, compared to the December 31, 2016 mix of 89.4% debt securities, 3.6% equity securities and 7.0% short term investments.
The portfolio’s average quality was AA at December 31, 2017 and 2016. The portfolio produced a tax equivalent book yield of 2.5% and 2.2% for the years ended December 31, 2017 and 2016, respectively. The duration-to-worst average of the debt securities portfolio was 3.2 years at December 31, 2017 and 2016.
Other Gains (Losses)
In 2017, we recognized a $750,000 gain on the sale of the renewal rights of a portion of the low value dwelling book of business to another insurer. In 2016, as a result of the merger of ACIC into WPIC, the value of intangible assets recorded for insurance licenses on ACIC were written off resulting in a $400,000 loss.
Interest Expense
Interest expense was $1.4 million and $647,000 for the years ended December 31, 2017 and 2016, respectively. Interest expense increased due to the increase in outstanding debt throughout the year. We issued $30.0 million of subordinated notes in the third quarter of 2017, with a current interest rate of 8.0% per annum. We paid off all of the senior debt facility from the proceeds of the subordinated notes. Interest expense includes the amortization of debt issuance costs relating to the new subordinated notes which is $66,000 per annum over the 15-year life of the notes.
Income Tax Expense (Benefit)
On December 22, 2017, the U.S. federal government enacted H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”). The Act provides for significant changes to corporate taxation including the decrease of the corporate tax rate from 34% to 21%. We have completed an analysis of the impact of the Act and have followed the additional guidance provided by the Security and Exchange Commission's Staff Accounting Bulletin No. 118. We believe there are no material provisional balances as of December 31, 2017.
We accounted for the impacts of the Act by remeasuring our deferred tax assets and liabilities at the 21% enacted tax rate. The approximate impact of the change in tax rate was a decrease in net deferred tax assets (before valuation allowance) of $5.6 million with a corresponding deferred income tax expense of $5.6 million. The valuation allowance also decreased by $5.7 million with a corresponding deferred income tax benefit of $5.7 million. Accordingly, the net deferred income tax impact on the results of operations relating to the Act was a $63,000 deferred tax benefit in 2017. The Company’s net deferred tax assets for the year ended December 31, 2016, remain at the previously enacted tax rate.
For the year ended December 31, 2017, the Company reported $16,000 of current federal income tax benefit and $12,000 of current state income tax benefit. The Company also reported a deferred tax benefit of $419,000 which was largely the result of changes in the net deferred tax asset valuation allowance related to changes in unrealized gains. For the year ended December 31, 2016, the Company reported $0 of current federal income tax expense and $70,000 of current state income tax expense. The Company also reported a deferred tax benefit of $147,000 related to a $400,000 write-off of intangible assets resulting from the merger of ACIC into WPIC in 2016.
There is a $9.9 million valuation allowance against 100% of the net deferred tax assets at December 31, 2017, which would increase book value by $1.16 per share if reversed in the future. The valuation allowance was $8.4 million for 2016. As of December 31, 2017, the Company has net operating loss carryforwards for federal income tax purposes of $43.6 million, which expire in tax years 2029 through 2037. Of this amount, $15.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $11.0 million, which expire in tax years 2029 through 2037.

Results of Operations - 2016 Compared to 2015
The following table summarizes our operating results for the years indicated (dollars in thousands):
Summary Operating Results

	Years Ended December 31,
	2016	2015	$ Change	% Change

Gross written premiums	$114,923	$93,750	$21,173	22.6%
Net written premiums	$99,929	$79,674	$20,255	25.4%
Net earned premiums	$89,627	$66,765	$22,862	34.2%
Other income	1,118	1,667	(549)	(32.9%)
Losses and loss adjustment expenses, net	59,003	38,882	20,121	51.7%
Policy acquisition costs	25,280	16,183	9,097	56.2%
Operating expenses	17,596	14,806	2,790	18.8%
Underwriting gain (loss)	(11,134)	(1,439)	(9,695)	*
Net investment income	2,173	1,902	271	14.2%
Net realized investment gains	1,365	285	1,080	378.9%
Other gains	(400)	104	(504)	*
Interest expense	647	769	(122)	(15.9%)
Income (loss) before income taxes	(8,643)	83	(8,726)	*
Income tax expense (benefit)	(77)	48	(125)	*
Equity earnings (losses) in affiliates, net of tax	129	(52)	181	*
Net income (loss)	$(8,437)	$(17)	$(8,420)	*

Underwriting Ratios:
Loss ratio	65.0%	56.8%
Expense ratio	47.2%	45.3%
Combined ratio	112.2%	102.1%
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
The portfolio’s average quality was AA at December 31, 2016 and 2015. The portfolio produced a tax equivalent book yield of 2.2% and 2.1% for the years ended December 31, 2016 and 2015, respectively. The duration-to-worst average of the debt securities portfolio was 3.2 years and 3.1 years at December 31, 2016 and 2015.
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
The Company has established an $8.4 million valuation allowance against 100% of the net deferred tax assets for 2016, which would increase book value per share by $1.10 if reversed in the future, based on current income tax rates. The valuation allowance was $5.2 million for 2015. As of December 31, 2016, the Company has net operating loss carryforwards for federal income tax purposes of $22.8 million, which expire in tax years 2029 through 2036. Of this amount, $15.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $8.7 million, which expire in tax years 2030 through 2036.

Liquidity and Capital Resources
Sources and Uses of Funds
At December 31, 2017, we had $23.3 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the holding company under certain circumstances. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the year ended December 31, 2017. There were $5.5 million and $3.1 million of dividends paid from our Insurance Company Subsidiaries to the holding company during the years ended December 31, 2016 and 2015, respectively.
We contributed $20.9 million to our Insurance Company Subsidiaries in 2017 to increase their statutory surplus levels. We believe that the current statutory surplus levels and the funds available at the holding company level will provide the necessary statutory capital to support our premium volume growth over the next two years.
On August 18, 2015, the Company completed its IPO in which it issued and sold 3,300,000 shares of common stock at a price of $10.50 per share. The Company received net proceeds of $30.4 million after deducting underwriting discounts and commissions of $2.4 million and other offering expenses of $1.8 million.
Cash Flows
Operating Activities. Cash provided by operating activities for the year ended December 31, 2017, was $9.1 million as compared to cash used in operating activities of $6.2 million for the year ended December 31, 2016. The increase in cash provided by operations was attributable to the overall growth of the business.
Cash provided by operating activities for the year ended December 31, 2016, was $6.2 million as compared to cash used in operating activities of $3.1 million for December 31, 2015. The increase in cash provided by operations was attributable to the overall growth of the business.
Investing Activities. Cash used in investing activities for the year ended December 31, 2017, was $26.0 million as compared to $10.8 million for the same period in 2016. The increase in funds used in investing activities was due to an increase in funds available to be invested in our investment portfolios in the insurance subsidiaries.
Net cash used in investing activities for the year ended December 31, 2015, was $15.3 million and was primarily attributable to net investments into debt securities of $23.9 million, offset by the sale of short-term investments of $10.3 million.
Financing Activities. Cash provided by financing activities for the year ended December 31, 2017, was $16.2 million as compared to $4.4 million for the same period in 2016. The higher cash provided by financing activities in 2017 was from $5.0 million of proceeds from the issuance additional common stock, and the issuance of a $30.0 million subordinated debt offering, offset by issuance costs and the payment in full of the senior debt facility.
In 2015, we received net funds of $30.4 million from our IPO and received proceeds of $3.1 million for common stock issued to former holders of preferred stock. We also received proceeds from our revolving line of credit during the year of $4.4 million. In addition, we used $6.3 million of the proceeds to repurchase outstanding shares of preferred stock, and pay preferred dividends. We also used $17.0 million to pay off our revolving line of credit, and used $1.8 million for our routine payments on our term loans.
Outstanding Debt
We are a party to $30.0 million in subordinated notes, effective September 29, 2017. The notes have a maturity date of September 29, 2032, bear interest, payable quarterly at a fixed annual rate of 8.0%, and allows for up to four quarterly interest deferrals. On the fifth and tenth anniversary of the notes, the interest rate resets to 1,250 basis points and 1,500 basis points, respectively, above the 5-year mid-swap rate. The Notes include an issuer call option at par from July 31, 2018, through October 31, 2018, and at 105% of par any time after September 29, 2020. The carrying value of the Notes is offset by $973,000 of debt issuance costs that will be amortized through interest expense over the life of the loan. Refer to Note 7 ~ Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
Contractual Obligations and Commitments
The following table is a summary of our contractual obligations and commitments as of December 31, 2017 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years

Subordinated debt	$30,000	$—	$—	$—	$30,000
Interest on subordinated debt	59,371	2,400	4,800	5,306	46,865
Operating Lease Obligations	5,083	940	1,702	1,362	1,079
Loss and loss adjustment expense (1)	87,896	33,323	33,845	15,238	5,490
Purchase Obligations (2)	1,710	360	720	630	—
Total	$184,060	$37,023	$41,067	$22,536	$83,434

(1) The estimated unpaid loss and loss adjustment expense payments were made using estimates based on historical payment patterns. However, future payments may be different than historical payment patterns.
(2) Includes estimated future payments under the software license agreement relating to our policy issuance system. This agreement requires minimum monthly payments of $30,000, and is variable with premium volume. The future payment assumptions are based on the minimum monthly payments. The software license agreement expires on September 30, 2022.
Regulatory and Rating Issues
The NAIC has a RBC formula to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital adequacy of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, an insurance company must submit a calculation of its RBC formula to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines.
At December 31, 2017, both of our Insurance Company Subsidiaries were in excess of any minimum threshold at which corrective action would be required.
Insurance operations are subject to various leverage tests (e.g., premium-to-statutory surplus ratios), which are evaluated by regulators and rating agencies. As of December 31, 2017, on a trailing twelve-month statutory combined basis, the gross written and net written premium leverage ratios were 1.8 to 1.0 and 1.5 to 1.0, respectively.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2017. Our market risk sensitive instruments are primarily related to fixed income securities, which are available for sale and not held for trading purposes.
Interest Rate Risk
At December 31, 2017 and 2016, the fair value of our investment portfolio, excluding cash and cash equivalents, was $157.7 million and $128.5 million, respectively. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as debt securities. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The duration-to-worst average of the debt securities portfolio as of December 31, 2017 and 2016, was 3.2 years.
The table below summarizes our interest rate risk. The table also illustrates the sensitivity of the fair value of our investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2017. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2017	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity

200 basis point increase	$138,789	$(9,174)	(6.2)%	(17.4)%
100 basis point increase	143,376	(4,587)	(3.1)%	(8.7)%
No change	147,963	—	—%	—%
100 basis point decrease	152,106	4,143	2.8%	7.8%
200 basis point decrease	155,805	7,842	5.3%	14.8%
Credit Risk
An additional exposure to our debt securities portfolio is credit risk. We manage our credit risk by investing only in investment-grade securities. In addition, we comply with applicable statutory requirements which limit the portion of our total investment portfolio that we can invest in any one security.
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
At December 31, 2017 and 2016, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $25.6 million and $11.6 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2017. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There was no change in internal controls over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.
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

ITEMS 10 to 14
Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 16, 2017 and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,”“Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation”,“Security Ownership of Certain Beneficial Owners and Management”, “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm." Our Code of Business Conduct and Ethics can be found on our website www.cnfrh.com.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm on Financial Statements	54
	Consolidated Balance Sheets – December 31, 2017 and 2016	55
	Consolidated Statements of Operations – For Years Ended December 31, 2017, 2016 and 2015	56
	Consolidated Statements of Comprehensive Income (Loss) – For Years Ended December 31, 2017, 2016 and 2015	57
	Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders’ Equity – For Years Ended December 31, 2017, 2016 and 2015	58
	Consolidated Statements of Cash Flows – For Years Ended December 31, 2017, 2016 and 2015	59
	Notes to Consolidated Financial Statements	60
2.	Financial Statement Schedules
	Schedule I – Summary of Investments Other Than Investments in Related Parties – Omitted as information is included in the consolidated financial statements or notes thereto
	Schedule II – Condensed Financial Information of Registrant	96
	Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto
	Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto
	Schedule V – Valuation and Qualifying Accounts	100
	Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements or notes thereto
3.	Exhibits – The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K	101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Conifer Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in redeemable preferred stock and shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Detroit, Michigan
March 15, 2018
We have served as the Company's auditor since 2010.

 CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2017	2016
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $137,004 and $113,915, respectively)	$136,536	$113,163
Equity securities, at fair value (cost of $8,629 and $4,283, respectively)	9,687	4,579
Short-term investments, at fair value	11,427	10,788
Total investments	157,650	128,530

Cash	11,868	12,493
Premiums and agents' balances receivable, net	22,845	24,538
Receivable from Affiliate	1,195	1,751
Reinsurance recoverables on unpaid losses	20,066	6,658
Reinsurance recoverables on paid losses	4,473	840
Prepaid reinsurance premiums	1,081	4,120
Deferred policy acquisition costs	12,781	13,290
Other assets	7,073	11,481
Total assets	$239,032	$203,701

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$87,896	$54,651
Unearned premiums	57,672	58,126
Reinsurance premiums payable	3,299	—
Debt	29,027	17,750
Accounts payable and accrued expenses	8,312	5,380
Total liabilities	186,206	135,907

Commitments and contingencies (Note 17)	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 8,520,328 and 7,633,070 issued and outstanding, respectively)	86,199	80,342
Accumulated deficit	(33,010)	(11,468)
Accumulated other comprehensive income (loss)	(363)	(1,080)
Total shareholders' equity	52,826	67,794
Total liabilities and shareholders' equity	$239,032	$203,701

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue
Gross earned premiums	$114,737	$104,713	$89,216
Ceded earned premiums	(23,008)	(15,086)	(22,451)
Net earned premiums	91,729	89,627	66,765
Net investment income	2,728	2,173	1,902
Net realized investment gains	70	1,365	285
Other gains (losses)	750	(400)	104
Other income	1,560	1,118	1,667
Total revenue	96,837	93,883	70,723

Expenses
Losses and loss adjustment expenses, net	73,917	59,003	38,882
Policy acquisition costs	26,245	25,280	16,183
Operating expenses	17,367	17,596	14,806
Interest expense	1,362	647	769
Total expenses	118,891	102,526	70,640

Income (loss) before income taxes	(22,054)	(8,643)	83
Income tax expense (benefit)	(447)	(77)	48
Equity earnings (losses) in affiliates, net of tax	65	129	(52)

Net income (loss)	(21,542)	(8,437)	(17)
Less net loss attributable to noncontrolling interest	—	—	(81)
Net income (loss) attributable to Conifer	$(21,542)	$(8,437)	$64

Net income (loss) allocable to common shareholders	$(21,542)	$(8,437)	$(476)

Net income (loss) allocable to common shareholders per share, basic and diluted	$(2.74)	$(1.11)	$(0.09)

Weighted average common shares outstanding, basic and diluted	7,867,344	7,618,588	5,369,960

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(21,542)	$(8,437)	$(17)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	1,151	(2,139)	(274)
Income tax expense (benefit)	356	—	—
Unrealized investment gains (losses), net of tax	795	(2,139)	(274)

Less: reclassification adjustments to:
Net realized investment gains included in net income (loss)	78	(877)	702
Income tax expense	—	—	—
Total reclassifications included in net income (loss), net of tax	78	(877)	702

Other comprehensive income (loss)	717	(1,262)	(976)

Total comprehensive income (loss)	(20,825)	(9,699)	(993)
Less comprehensive income (loss) attributable to noncontrolling interest	—	—	(81)
Comprehensive income (loss) attributable to Conifer	$(20,825)	$(9,699)	$(912)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders' Equity
(dollars in thousands)

For the Years ended December 31, 2017, 2016 and 2015
	Redeemable Preferred Stock		Preferred Stock		No Par, Common Stock		Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Conifer Holdings Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount				Noncontrolling Interest	Total Equity
Balances at December 31, 2014	60,600	$6,119	—	$—	3,995,013	$46,119	$(3,095)	$1,158	$44,182	$(23)	$44,159
Net income (loss)	—	—	—	—	—	—	64	—	64	(81)	(17)
Issuance of common stock (Pre IPO)*	—	—	—	—	55,029	750	—	—	750	—	750
Paid-in-kind dividends	—	61	—	95	—	(156)	—	—	(61)	—	(61)
Cash dividends paid on preferred stock	—	—	—	—	—	(384)	—	—	(384)	—	(384)
Reclassification of redeemable preferred stock to permanent equity	(60,600)	(6,180)	60,600	6,180	—	—	—	—	6,180	—	6,180
Issuance of common stock (IPO)*	—	—	—	—	3,300,000	32,224	—	—	32,224	—	32,224
IPO Expenses*	—	—	—	—	—	(1,837)	—	—	(1,837)	—	(1,837)
Repurchase of preferred stock	—	—	(60,600)	(6,275)	—	—	—	—	(6,275)	—	(6,275)
Issuance of common stock to former preferred stockholders	—	—	—	—	294,450	3,092	—	—	3,092	—	3,092
RSU expense **	—	—	—	—	—	303	—	—	303	—	303
Deconsolidation of affiliate	—	—	—	—	—	—	—	—	—	104	104
Other comprehensive loss	—	—	—	—	—	—	—	(976)	(976)	—	(976)
Balances at December 31, 2015	—	$—	—	$—	7,644,492	$80,111	$(3,031)	$182	$77,262	$—	$77,262
Net loss	—	—	—	—	—	—	(8,437)	—	(8,437)	—	(8,437)
Repurchase of common stock	—	—	—	—	(88,650)	(625)	—	—	(625)	—	(625)
RSU expense **	—	—	—	—	77,228	856	—	—	856	—	856
Other comprehensive loss	—	—	—	—	—	—	—	(1,262)	(1,262)	—	(1,262)
Balances at December 31, 2016	—	$—	—	$—	7,633,070	$80,342	$(11,468)	$(1,080)	$67,794	$—	$67,794
Net loss	—	—	—	—	—	—	(21,542)	—	(21,542)	—	(21,542)
Issuance of common stock in private placement	—	—	—	—	800,000	5,000	—	—	5,000	—	5,000
Common stock issuance costs	—	—	—	—		(38)	—	—	(38)	—	(38)
RSU expense, net **	—	—	—	—	87,258	895	—	—	895	—	895
Other comprehensive income	—	—	—	—	—	—	—	717	717	—	717
Balances at December 31, 2017	—	—	—	—	8,520,328	$86,199	$(33,010)	$(363)	$52,826	$—	$52,826

* "IPO" - initial public offering
** "RSU" - restricted stock units
The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(21,542)	$(8,437)	$(17)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	372	401	398
Amortization of bond premium and discount, net	532	589	629
Net realized investment gains	(70)	(1,365)	(285)
Other (gains) losses	—	400	(104)
Restricted stock unit expenses	895	856	303
Other	(484)	(277)	(53)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums, agents' balances and other receivables	2,249	(6,487)	(3,765)
Reinsurance recoverables	(17,041)	(454)	(1,905)
Prepaid reinsurance premiums	3,039	(637)	6,027
Deferred policy acquisition costs	509	(1,188)	(6,423)
Other assets	4,239	(7,139)	(904)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	33,245	19,229	3,891
Unearned premiums	(454)	10,210	4,535
Reinsurance premiums payable	3,299	(1,069)	(6,000)
Accounts payable and other liabilities	302	1,534	537
Net cash provided by (used in) operating activities	9,090	6,166	(3,136)
Cash Flows From Investing Activities
Purchases of investments	(218,492)	(166,965)	(118,620)
Proceeds from maturities and redemptions of investments	25,213	13,730	1,400
Proceeds from sales of investments	167,338	142,679	103,416
Purchases of property and equipment	(13)	(195)	(167)
Deconsolidation of affiliate	—	—	(1,323)
Net cash used in investing activities	(25,954)	(10,751)	(15,294)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	5,000	—	36,066
Repurchase of common stock	—	(625)	—
Repurchase of preferred stock	—	—	(6,275)
Borrowings under debt arrangements	32,000	7,000	4,400
Repayment of borrowings under debt arrangements	(19,750)	(2,000)	(19,212)
Dividends paid to preferred shareholders	—	—	(384)
Payout of contingent consideration	—	—	(113)
Stock and debt issuance costs	(1,011)	—	(1,837)
Net cash provided by financing activities	16,239	4,375	12,645
Net increase (decrease) in cash	(625)	(210)	(5,785)
Cash at beginning of period	12,493	12,703	18,488
Cash at end of period	$11,868	$12,493	$12,703
Supplemental Disclosure of Cash Flow Information:
Interest paid	$876	$641	$844
Net income taxes paid	—	—	—
Paid-in-kind dividends	—	—	61
Payable for securities - non cash item	2,691	486	20
The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Management Representation
The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries Conifer Insurance Company ("CIC"), Red Cedar Insurance Company ("RCIC"), White Pine Insurance Company ("WPIC"), and Sycamore Insurance Agency, Inc. ("SIA"). CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc is referred to as the "Parent Company." On December 30, 2016, the Company's wholly owned subsidiary, American Colonial Insurance Company ("ACIC") was merged into WPIC.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities.
Business
The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into two types of insurance businesses: commercial lines and personal lines. The Company underwrites a variety of specialty insurance products, including property, general liability, commercial multi-peril, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in all 50 states in the United States (“U.S.”). The Company’s corporate headquarters are located in Birmingham, Michigan with additional office facilities in Florida, Pennsylvania, and Tennessee.
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
Summary of Significant Accounting Policies
Affiliate
Prior to September 30, 2015, the consolidated financial statements included a 50%-owned affiliate, Venture Holdings, Inc. (the “Affiliate”) which the Company controlled due to its majority representation on the entity’s board of directors. Consolidated net income or loss was allocated to the Company and noncontrolling interest in proportion to their percentage ownership interests. As of September 30, 2015, the Company no longer controlled the Affiliate but retained significant influence. As a result the entity was deconsolidated from the consolidated financial statements and recognized as an investment in an affiliate utilizing the equity method of accounting.
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

Notes to Consolidated Financial Statements

Investment Securities
Investment securities, consisting of debt and equity securities, are classified as available for sale and reported at fair value. The Company determines the fair value using the market approach, which uses quoted prices or other relevant data based on market transactions involving identical or comparable assets. The Company purchases the available-for-sale debt securities with the expectation that they will be held to maturity, but the Company may sell them if market conditions or credit‑related risk warrant earlier sales. The Company does not have any securities classified as held-to-maturity or trading.
The change in unrealized gain and loss on the investment securities is recorded as a component of accumulated other comprehensive income (loss), net of the related deferred tax effect, until realized.
The debt securities portfolio includes mortgage-backed and asset-backed securities. The Company recognizes income from these securities using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. Premiums and discounts on mortgage-backed and asset-backed securities are amortized or accreted over the life of the related available‑for‑sale security as an adjustment to yield using the effective interest method. Such amortization and accretion is included in interest income in the consolidated statements of operations. Dividend and interest income are recognized when earned.
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
For each impaired security, the Company determines if: (i) it does not intend to sell the security and (ii) it will more likely than not be required to sell the security before recovery of its amortized cost basis. If the Company cannot assert these conditions, an OTTI loss is recorded through the consolidated statements of operations in the current period. For all other impaired securities, except equity securities, the Company will assess whether the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, the Company separates the impairment loss into: (i) the credit loss and (ii) the non-credit loss, which is the amount related to all other factors such as interest rate changes, fluctuations in exchange rates and market conditions. The credit loss charge is recorded to the current period statements of operations and the non-credit loss is recorded to accumulated other comprehensive income (loss), within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of a credit loss. Income is accreted over the remaining life of a debt security based on the interest rate necessary to discount the expected future cash flows to the new basis. If the security is non-income producing, any cash proceeds is applied as a reduction of principal when received. For equity securities, if the impairment is deemed an OTTI, the loss is recognized in the statements of operations.
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

Notes to Consolidated Financial Statements

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
In 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC"). The ADC is a retroactive reinsurance contract. If the cumulative claim and allocated claim adjustment expenses ceded under the ADC exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods in proportion to actual recoveries under the ADC. In any period in which there is a gain position and a revised estimate of claim and allocated claim adjustment expenses, a portion of the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception date of the ADC.
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

Notes to Consolidated Financial Statements

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
As of December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.
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
Recently Issued Accounting Guidance
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Reporting entities may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective for the Company on January 1, 2018, with early adoption permitted solely for the instrument-specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. For the year ended December 31, 2017, other comprehensive income includes $1.1 million of net unrealized gains on equity securities.
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

Notes to Consolidated Financial Statements

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. This guidance is not expected to have a material impact on our consolidated statement of cash flows.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which provides guidance on adjusting the impact of “stranded tax effects” in accumulated other comprehensive income (“AOCI”) due to the U.S. federal government enacting H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) on December 22, 2017 (see Note 8). Prior to ASU 2018-02, the tax effect of unrealized gains and losses were valued at 34% and included in AOCI. When the Act was signed into law on December 22, 2017, it required companies to re-value the tax effect of all unrealized gains and losses using the new federal statutory rate of 21% with the resulting change recorded in the current income tax provision thus creating a “stranded tax effect.” ASU 2018-02 allows companies to early adopt the standard for year ends prior to December 15, 2018, but is not required. The standard would allow companies to make a one-time reclassification from AOCI to retained earnings for the stranded tax effects previously noted and requires certain other disclosures. The Company has not elected to early adopt this standard as of December 31, 2017. This guidance is not expected to have a material impact on our consolidated balance sheets.

Notes to Consolidated Financial Statements

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at December 31, 2017 and 2016 were as follows (dollars in thousands):

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt securities:
U.S. Government	$17,179	$10	$(99)	$17,090
State and local government	17,302	255	(54)	17,503
Corporate debt	38,947	170	(209)	38,908
Asset-backed securities	23,539	36	(35)	23,540
Mortgage-backed securities	33,942	38	(522)	33,458
Commercial mortgage-backed securities	3,532	3	(44)	3,491
Collateralized mortgage obligations	2,563	19	(36)	2,546
Total debt securities available for sale	137,004	531	(999)	136,536
Equity securities:	8,629	1,240	(182)	9,687
Total securities available for sale	$145,633	$1,771	$(1,181)	$146,223

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt securities:
U.S. Government	$5,908	$31	$(36)	$5,903
State and local government	13,618	106	(205)	13,519
Corporate debt	34,105	205	(254)	34,056
Asset-backed securities	19,094	20	(13)	19,101
Mortgage-backed securities	33,423	64	(630)	32,857
Commercial mortgage-backed securities	4,760	14	(63)	4,711
Collateralized mortgage obligations	3,007	34	(25)	3,016
Total debt securities available for sale	113,915	474	(1,226)	113,163
Equity securities:	4,283	366	(70)	4,579
Total securities available for sale	$118,198	$840	$(1,296)	$117,742

Notes to Consolidated Financial Statements

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	December 31, 2017
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	12	$11,555	$(64)	7	$2,207	$(35)	19	$13,762	$(99)
State and local government	10	3,511	(20)	7	1,424	(34)	17	4,935	(54)
Corporate debt	38	15,236	(46)	10	6,555	(163)	48	21,791	(209)
Asset-backed securities	20	13,948	(29)	3	915	(6)	23	14,863	(35)
Mortgage-backed securities	6	4,935	(19)	26	24,939	(503)	32	29,874	(522)
Commercial mortgage-backed securities	3	2,026	(12)	2	722	(32)	5	2,748	(44)
Collateralized mortgage obligations	8	1,870	(36)	—	—	—	8	1,870	(36)
Total debt securities available for sale	97	53,081	(226)	55	36,762	(773)	152	89,843	(999)
Equity securities:
Common stock	13	436	(75)	4	266	(107)	17	702	(182)
Total equity securities available for sale	13	436	(75)	4	266	(107)	17	702	(182)
Total securities	110	$53,517	$(301)	59	$37,028	$(880)	169	$90,545	$(1,181)

Notes to Consolidated Financial Statements

	December 31, 2016
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	15	$4,539	$(36)	—	$—	$—	15	$4,539	$(36)
State and local government	29	8,217	(202)	1	104	(3)	30	8,321	(205)
Corporate debt	22	9,031	(239)	7	3,369	(15)	29	12,400	(254)
Asset-backed securities	10	4,612	(13)	2	118	—	12	4,730	(13)
Mortgage-backed securities	41	30,330	(630)	—	—	—	41	30,330	(630)
Commercial mortgage-backed securities	5	1,432	(54)	3	684	(9)	8	2,116	(63)
Collateralized mortgage obligations	3	1,674	(25)	—	—	—	3	1,674	(25)
Total debt securities available for sale	125	59,835	(1,199)	13	4,275	(27)	138	64,110	(1,226)
Equity securities:
Common stock	76	2,472	(61)	2	66	(9)	78	2,538	(70)
Total equity securities available for sale	76	2,472	(61)	2	66	(9)	78	2,538	(70)
Total securities	201	$62,307	$(1,260)	15	$4,341	$(36)	216	$66,648	$(1,296)

The Company analyzed its investment portfolio in accordance with its OTTI review procedures and determined the Company did not need to record a credit-related OTTI loss, nor recognize a non credit-related OTTI loss in other comprehensive income for the years ended December 31, 2017 and 2016.
The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2017	2016	2015
Debt securities	$2,757	$2,370	$2,110
Equity securities	124	98	92
Cash and short-term investments	122	21	5
Total investment income	3,003	2,489	2,207
Investment expenses	(275)	(316)	(305)
Net investment income	$2,728	$2,173	$1,902

Notes to Consolidated Financial Statements

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt securities and equity securities, as follows (dollars in thousands):

	December 31,
	2017	2016	2015
Debt securities:
Gross realized gains	$32	$587	$92
Gross realized losses	(8)	(24)	(6)
Total debt securities	24	563	86
Equity securities:
Gross realized gains	76	1,198	290
Gross realized losses	(30)	(396)	(91)
Total equity securities	46	802	199
Total net investment realized gains	$70	$1,365	$285
Proceeds from the sales of debt and equity securities available for sale, maturities and other redemptions (primarily the return of capital) were $10.9 million, $44.3 million and $10.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2017. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,015	$10,016
Due after one year through five years	41,111	41,027
Due after five years through ten years	12,293	12,396
Due after ten years	10,009	10,062
Securities with contractual maturities	73,428	73,501
Commercial mortgage and asset backed	63,576	63,035
Total debt securities	$137,004	$136,536
 At December 31, 2017 and 2016, the Insurance Companies Subsidiaries had an aggregate of $8.2 million and $9.6 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At December 31, 2017 and 2016, the Company had $18.4 million and $10.3 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

Notes to Consolidated Financial Statements

Investment in Affiliate
The Company recognizes its 50%-ownership interest in the Affiliate under the equity method of accounting. The investment balance is included in Other assets in the consolidated balance sheets and activity is included in consolidated statement of operations as Equity earnings (losses) in affiliates, net of tax. A summary of key balances of the Affiliate are presented below (dollars in thousands):

	December 31,
	2017	2016	2015
Total assets	$1,344	$3,516	$4,633
Total liabilities	1,310	3,612	4,944
Total shareholder's equity	$34	$(96)	$(311)

For the year ended December 31,
Total Revenue	$(275)	$(316)	$(305)
Net Income	2,728	2,173	1,902

Notes to Consolidated Financial Statements

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
The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2017 and 2016 (dollars in thousands):

Notes to Consolidated Financial Statements

	December 31, 2017
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$17,090	$—	$17,090	$—
State and local government	17,503	—	17,503	—
Corporate debt	38,908	—	38,908	—
Asset-backed securities	23,540	—	23,540	—
Mortgage-backed securities	33,458	—	33,458	—
Commercial mortgage-backed securities	3,491	—	3,491	—
Collateralized mortgage obligations	2,546	—	2,546	—
Total debt securities	136,536	—	136,536	—
Equity Securities	5,627	5,381	246	—
Short-term investments	11,427	8,429	2,998	—
Total investments measured at fair value	$153,590	$13,810	$139,780	$—

Investments measured at NAV:
Investment in limited partnership	$4,060
Total investments measured at NAV	$4,060

Total assets measured at fair value	$157,650

Liabilities:
Debt*	$29,888	$—	$—	$29,888
Total Liabilities measured at fair value	$29,888	$—	$—	$29,888
* Carried at cost or amortized cost on the consolidated balance sheet

Notes to Consolidated Financial Statements

	December 31, 2016
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$5,903	$—	$5,903	$—
State and local government	13,519	—	13,519	—
Corporate debt	34,056	—	34,056	—
Asset-backed securities	19,101	—	19,101	—
Mortgage-backed securities	32,857	—	32,857	—
Commercial mortgage-backed securities	4,711	—	4,711	—
Collateralized mortgage-backed securities	3,016	—	3,016	—
Total debt securities	113,163	—	113,163	—
Equity Securities	4,579	4,469	110	—
Short-term investments	10,788	10,788	—	—
Total assets measured at fair value	$128,530	$15,257	$113,273	$—

Liabilities:
Senior debt*	$17,750	$—	$17,750	$—
Total Liabilities measured at fair value	$17,750	$—	$17,750	$—
* Carried at cost or amortized cost on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 8.8% of the fair value of the total investment portfolio as of December 31, 2017.
Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 88.7% of the fair value of the total investment portfolio as of December 31, 2017.
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
As of December 31, 2017, Level 3 is entirely comprised of the Company's subordinated debt. In determining the fair value of the subordinated debt outstanding at December 31, 2017, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 29, 2017 (the date of issuance) were fed into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS

Notes to Consolidated Financial Statements

was then fed back into the model along with the December 31, 2017, U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.
The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2017 and 2016, respectively.
4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2017, 2016 and 2015. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of period	$13,290	$12,102	$5,679

Deferred policy acquisition costs	25,736	26,468	22,606
Amortization of policy acquisition costs	(26,245)	(25,280)	(16,183)
Net change	(509)	1,188	6,423

Balance at end of period	$12,781	$13,290	$12,102

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

Notes to Consolidated Financial Statements

The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated as follows (dollars in thousands):

	December 31,
	2017	2016	2015
Gross reserves - beginning of period	$54,651	$35,422	$31,531
Less: reinsurance recoverables on unpaid losses	6,658	5,405	3,224
Net reserves - beginning of period	47,993	30,017	28,307

Add: incurred losses and loss adjustment expenses, net of reinsurance
Current period	64,458	48,782	37,422
Prior period	9,459	10,221	1,460
Total net incurred losses and loss adjustment expenses	73,917	59,003	38,882

Deduct: loss and loss adjustment expense payments, net of reinsurance
Current period	24,547	20,828	20,635
Prior period	29,533	20,199	16,537
Total net loss and loss adjustment expense payments	54,080	41,027	37,172

Net reserves - end of period	67,830	47,993	30,017
Plus: reinsurance recoverables on unpaid losses	20,066	6,658	5,405
Gross reserves - end of period	$87,896	$54,651	$35,422
There was $9.5 million, $10.2 million and $1.5 million of adverse development on prior accident year reserves in 2017, 2016 and 2015, respectively. There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2017, 2016 or 2015.
On September 28, 2017, the Company entered into an adverse development cover reinsurance agreement to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017, for accident years 2005 through 2016. The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million. The company retains a 10% co-participation for any development in excess of the retention.
In 2017, $7.19 million of adverse development was ceded to the ADC, which leaves $10.3 million of coverage in the event of additional adverse development. Due to the benefits of the ADC, the Company reported only $33,000 of adverse development in the fourth quarter of 2017, as it ceded $2.1 million of adverse development under the ADC. Discussion of adverse development, below, is net of amounts ceded to the ADC.
The $9.5 million of adverse development in 2017 consisted of $7.18 million from commercial lines and $2.3 million from personal lines and was mostly related to the 2016 and 2015 accident years. Substantially all of this development occurred in the first three quarters of 2017 and primarily consisted of $5.1 million from the commercial liability business, $1.6 million from commercial property, $1.7 million from Florida homeowners and $0.5 million from commercial auto business.
Incurred losses during 2017 also included $5.4 million in net catastrophe losses in the current accident year related to Hurricane Harvey in Texas and Hurricane Irma in Florida. Approximately 34% of the losses were generated in Commercial Lines and 66% in Personal lines. Losses from Hurricane Irma were in excess of the Company’s $4.0 million retention on its catastrophe reinsurance treaty which resulted in $5.2 million of losses being ceded to the treaty as of December 31, 2017. This also resulted in a $806,000 charge for catastrophe reinstatement premiums which was recorded as ceded premiums in 2017.
In 2016, prior year net ultimate loss and LAE estimates increased $10.2 million. The $10.2 million increase reflects adverse development of $4.1 million in the commercial lines liability products, $2.7 million in the commercial automobile line, $2.7 million in the wind-exposed homeowners' line and $0.8 million in the run-off personal automobile line.

Notes to Consolidated Financial Statements

In 2015, prior year net ultimate loss and LAE estimates increased $1.5 million. The $1.5 million increase reflects adverse development of $1.2 million in the run-off personal automobile line, $835,000 in the commercial automobile line and $121,000 in the wind-exposed homeowners' line. These were partially offset by favorable development in all of the other lines totaling $660,000.

Loss Development Tables
The following tables represent cumulative incurred loss and allocated loss adjustment expenses ("ALAE"), net of reinsurance, by accident year and cumulative paid loss and allocated loss adjustment expenses, net of reinsurance, by accident year, for the years ended December 31, 2009 to 2017, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2017, by reportable segment and accident year (dollars in thousands).

Commercial Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2017	2017
2009	$11,400	$12,066	$10,312	$8,943	$8,232	$8,403	$8,359	$8,414	$8,442	$0	877
2010		7,346	8,568	7,255	6,357	6,170	6,074	6,207	6,292	—	771
2011			6,753	5,758	5,326	5,049	4,932	4,903	4,935	—	590
2012				7,745	6,421	6,288	6,384	6,253	6,190	40	560
2013					10,018	9,435	9,893	10,237	11,252	181	600
2014						19,709	19,907	22,711	26,367	754	1,740
2015							22,442	26,633	31,861	2,083	2,327
2016								32,396	34,935	6,078	3,462
2017									44,251	20,897	5,276
							Total		$174,525

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017
2009	$4,436	$5,942	$6,410	$7,233	$7,800	$7,867	$7,933	$8,321	$8,441
2010		3,066	4,488	5,219	5,910	6,040	6,065	6,166	6,258
2011			2,645	3,534	3,964	4,449	4,641	4,744	4,872
2012				2,325	3,703	4,696	5,558	5,994	6,065
2013					3,979	6,211	7,643	8,622	10,147
2014						8,715	13,977	17,458	22,446
2015							10,470	17,817	22,549
2016								10,255	19,135
2017									12,448
							Total		112,361
		Unpaid losses and ALAE - years 2009 through 2017							62,164
Unpaid losses and ALAE - prior to 2009 (1)*									148
Unpaid ADC									(6,065)
Unpaid losses and ALAE, net of reinsurance									$56,247

* Presented as unaudited required supplementary information.

Notes to Consolidated Financial Statements

(1) The Company's formation was in 2009, however, as a result of the acquisition of WPIC in 2010, incurred losses prior to the 2009 accident year remain outstanding.

Personal Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2017	2017
2009	$667	$639	$634	$634	$634	$634	$634	$634	$634	$0	65
2010		320	188	184	184	184	184	184	184	—	77
2011			1,678	1,758	1,981	2,031	2,030	2,045	2,027	1	717
2012				9,960	11,690	11,740	12,159	12,390	12,365	17	3,328
2013					18,034	17,996	18,925	19,138	19,167	43	5,138
2014						17,951	17,471	17,735	17,880	49	3,660
2015							10,877	13,445	14,721	71	2,120
2016								11,619	13,418	202	1,806
2017									14,058	3,190	2,450
							Total		$94,454

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017
2009	$537	$634	$634	$634	$634	$634	$634	$634	$634
2010		151	174	184	184	184	184	184	184
2011			787	1,292	1,633	1,859	1,983	2,021	2,024
2012				5,665	9,251	10,844	11,777	12,202	12,306
2013					9,955	15,883	18,052	18,600	19,014
2014						12,819	16,515	17,260	17,746
2015							7,771	11,873	13,844
2016								7,119	11,238
2017									8,320
							Total		85,310
Unpaid losses and ALAE - years 2009 through 2017									9,144
Unpaid losses and ALAE - prior to 2009 (1)*									—
Unpaid ADC									(1,132)
Unpaid losses and ALAE, net of reinsurance									$8,012

* Presented as unaudited required supplementary information.

Notes to Consolidated Financial Statements

Total Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2017	2017
2009	$12,066	$12,705	$10,946	$9,577	$8,866	$9,037	$8,993	$9,048	$9,076	$0	942
2010		7,666	8,756	7,439	6,541	6,354	6,258	6,391	6,476	—	848
2011			8,431	7,517	7,307	7,081	6,963	6,949	6,964	1	1,307
2012				17,705	18,111	18,028	18,544	18,642	18,554	57	3,888
2013					28,052	27,431	28,817	29,375	30,419	224	5,738
2014						37,660	37,378	40,446	44,247	803	5,400
2015							33,319	40,078	46,581	2,154	4,447
2016								44,015	48,353	6,280	5,268
2017									58,309	24,087	7,726
							Total		$268,979

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017
2009	$4,973	$6,576	$7,043	$7,867	$8,434	$8,501	$8,567	$8,955	$9,075
2010		3,217	4,662	5,403	6,094	6,223	6,248	6,350	6,442
2011			3,432	4,826	5,597	6,308	6,624	6,766	6,897
2012				7,990	12,954	15,540	17,335	18,195	18,369
2013					13,934	22,094	25,695	27,223	29,162
2014						21,534	30,492	34,718	40,192
2015							18,241	29,690	36,393
2016								17,374	30,373
2017									20,768
							Total		197,671
		Unpaid losses and ALAE - years 2009 through 2017							71,308
Unpaid losses and ALAE - prior to 2009 (1)*									148
Unpaid ADC									(7,197)
Unpaid losses and ALAE, net of reinsurance									$64,259

* Presented as unaudited required supplementary information.

Notes to Consolidated Financial Statements

The following table reconciles the claim development information to the consolidated balance sheet for the year ended December 31, 2017, by reportable segment (dollars in thousands).

December 31, 2017
Net outstanding liabilities for unpaid claims and ALAE
Commercial Lines	$56,247
Personal Lines	8,012
Liabilities for unpaid claims and ALAE, net of reinsurance	64,259

Reinsurance recoverable on unpaid claims
Commercial Lines	17,265
Personal Lines	2,801
Total reinsurance recoverable on unpaid claims	20,066

ULAE Expense	3,571

Total gross liability for unpaid claims and LAE	$87,896
Loss Duration Disclosure (unaudited)
The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance, for each reportable segment.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10+
Commercial Lines	34.6%	21.7%	18.0%	12.3%	6.4%	3.4%	1.9%	1.0%	0.6%	0.1%
Personal Lines	60.8%	19.3%	10.8%	4.9%	2.6%	1.5%	0.1%	—%	—%	—%
Total Lines	37.9%	21.4%	17.1%	11.4%	6.0%	3.1%	1.7%	0.8%	0.5%	0.1%

Notes to Consolidated Financial Statements

6.     Reinsurance
In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events. The Company primarily ceded all specific risks in excess of $500,000 in 2017, 2016, and 2015. A "treaty" is a reinsurance agreement in which coverage is provided for a class of risks and does not require policy by policy underwriting of the reinsurer. "Facultative" reinsurance is where a reinsurer negotiates an individual reinsurance agreement for every policy it will reinsure on a policy by policy basis.
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
Property

•
Effective November 1, 2014, the Company entered into an excess of loss reinsurance treaty for personal property coverage with limits up to $2.7 million in excess of $300,000, for homeowners' and dwelling fire business. This treaty remained in effect through 2017.

•
Effective July 1, 2015, the Company entered into an excess of loss treaty for commercial property values from $2.0 million to $4.0 million, to replace much of the facultative reinsurance cover. This treaty remained in effect throughout 2017.

•	At December 31, 2017, the Company is covered for property catastrophe losses up to $106.0 million in excess of a $4.0 million retention for the first event. The treaty renews June 1, 2018.
Multiple Line

•
Effective January 1, 2015, the Company entered into an excess of loss multi-line treaty that covers commercial property and casualty losses up to $1.5 million in excess of a $500,000 retention. This treaty remained in effect through 2017.

Quota Share

•
The Company has commercial umbrella treaties for commercial lines business in the form of a 90% quota share. A quota share agreement is an agreement between an insurer and a reinsurer whereby the reinsurer pays an agreed-upon percentage of all losses the insurer sustains. In turn, the insurer compensates the reinsurer for this agreement in the form of a percentage of the premiums for the applicable lines covered and reinsurance period.

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

Adverse Development Cover

•
Effective September 28, 2017, the Company entered into an ADC to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017. The consideration for the ADC entered into in the third

Notes to Consolidated Financial Statements

quarter was $7.2 million, which resulted in a one-time charge to ceded premiums fully earned in the third quarter. The agreement provides up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016. The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million (inclusive of a 10% co-participation). As of December 31, 2017, the Company has ceded $7.19 million of losses into the $17.5 million layer. There is a 35% contingent recovery depending on the performance of the reserves over time. No contingent recovery is currently reflected in the financial statements.
Equipment Breakdown, Employment Practice Liability, and Data Compromise and Identity Recovery

•
The Company has a 100% quota share arrangement with another reinsurer for a small number of equipment breakdown, employment practices liability and data compromise coverages that are occasionally bundled with other products.

The Company assumes written premiums under a few fronting arrangements. The fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a higher A.M. Best rating than the Company’s rating, or where the policies are written in a state where the Company is not licensed or for other strategic reasons. Assumed premiums are comprised entirely of these arrangements other than where there are premiums assumed from Citizens Property and Casualty Corporation (“Citizens”).
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
In the first quarter of 2015, the Company assumed additional written premium from Citizens in the amount of $1.4 million. This assumption was offset during the year ended December 31, 2015 by a return of $1.3 million of assumed premiums from the 2014 assumption and $738,000 of assumed premiums from the 2015 assumption. The return premiums are related to the policyholders opting out of the related assumptions. The Company did not assume any Citizens business in 2016 or 2017.
The Company assumed $28.0 million, $25.0 million, and $2.5 million of written premiums under the insurance fronting arrangements for the years ended ended December 31, 2017, 2016, and 2015, respectively.

Notes to Consolidated Financial Statements

The following table presents the effects of such reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands). The 2017 ceded written and earned premium amounts include $806,000 of reinsurance reinstatement costs relating to Hurricane Irma:

	Year Ended December 31,
	2017	2016	2015
Written premiums:
Direct	$86,251	$89,915	$90,503
Assumed	28,033	25,008	3,247
Ceded	(23,044)	(14,994)	(14,076)
Net written premiums	$91,240	$99,929	$79,674

Earned premiums:
Direct	$87,656	$90,660	$82,614
Assumed	27,081	14,053	6,602
Ceded	(23,008)	(15,086)	(22,451)
Net earned premiums	$91,729	$89,627	$66,765

Loss and loss adjustment expenses:
Direct	$79,035	$59,940	$43,989
Assumed	19,524	11,955	2,756
Ceded	(24,642)	(12,892)	(7,863)
Net Loss and loss adjustment expenses	$73,917	$59,003	$38,882

Notes to Consolidated Financial Statements

7.     Debt
On September 29, 2017, the Company issued $30.0 million in private placement subordinated notes (the "Notes"). The Notes have a maturity date of September 29, 2032, bear interest payable quarterly at a fixed annual rate of 8.0%, and allow for up to four quarterly interest deferrals. On the fifth and tenth anniversary of the notes, the interest rate resets to 1,250 basis points and 1,500 basis points, respectively, above the 5-year mid-swap rate. The Notes include an issuer call option at par from July 31, 2018, through October 31, 2018, and at 105% of par any time after September 29, 2020.
The carrying value of the Notes is offset by $973,000 of debt issuance costs that will be amortized through interest expense over the life of the loan.
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

	December 31,
	2017	2016
Subordinated Debt	$29,027	$—
Revolver	—	10,500
Term Note	—	1,750
2014 Term Note	—	5,500
Total	$29,027	$17,750
The proceeds from the Notes were utilized to repay all of the outstanding balances on the Credit Facility and to contribute additional capital into the Insurance Company Subsidiaries.
The Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend-paying capacity, reinsurance retentions, and risk-based capital ratios. At December 31, 2017, the Company was in compliance with all of its debt financial covenants.
8. Income Taxes
At December 31, 2017 and 2016, the Company had current income taxes receivable of $214,000 and $110,000, respectively, included in other assets in the consolidated balance sheets.
The income tax expense (benefit) is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax expense (benefit)	$(28)	$70	$48
Deferred tax expense (benefit)	(419)	(147)	—
Total income tax expense (benefit)	$(447)	$(77)	$48
The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income as a result of the following (dollars in thousands):

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2017	2016	2015
Income (loss) before income taxes	$(22,054)	$(8,643)	$83
Statutory U.S. federal income tax rate	(7,498)	(2,939)	28
State income taxes, net of federal benefit	(106)	(3)	(72)
Tax‑exempt investment income and dividend received deduction	(123)	(106)	(116)
Nondeductible meals and entertainment	54	61	45
Valuation allowance on deferred tax assets	1,515	2,808	(2,050)
Net operating loss write-off	—	—	2,150
Change in federal tax rate	5,612	—	—
Other	99	102	63
Income tax expense (benefit)	$(447)	$(77)	$48
Effective tax rate	2.0%	0.9%	57.8%

On December 22, 2017, the U.S. federal government enacted H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”). The Act provides for significant changes to corporate taxation including the decrease of the corporate tax rate from 34% to 21%. The Company has completed its analysis of the impact of the Act and has followed the additional guidance provided by the Security and Exchange Commission's Staff Accounting Bulletin No. 118. Management believes there are no material provisional balances as of December 31, 2017.
The Company has accounted for the impacts of the Act by remeasuring its deferred tax assets and liabilities at the 21% enacted tax rate. The approximate impact of the change in tax rate was a decrease in net deferred tax assets (before valuation allowance) of $5.6 million with a corresponding deferred income tax expense of $5.6 million. The valuation allowance also decreased by $5.7 million with a corresponding deferred income tax benefit of $5.7 million. Accordingly, the net deferred income tax impact on the results of operations relating to the Act was a $63,000 deferred tax benefit in 2017. The Company’s net deferred tax assets for the year ended December 31, 2016, remain at the previously enacted tax rate.
The Company has recorded a reasonable estimate for the impact of the Act on the discounted loss reserves included in the table, below. The Company will true-up the deferred tax asset for this item when the United States Treasury releases the 2018 discount factors. The corresponding deferred tax liability related to the transitional adjustment will be recognized over the next eight years beginning with the year ending December 31, 2018.
For the year ended December 31, 2015, the Company reconsidered how it presents deferred tax assets and the associated valuation allowance which are subject to permanent limitation and which will expire unused. As such, the 2015 valuation allowance and gross net operating loss deferred tax asset were reduced by $2.2 million to remove the deferred tax assets that would expire unused.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$1,026	$715
Unearned premiums	2,576	4,085
Net operating loss carryforwards	9,147	7,757
State net operating loss carryforwards	385	223
Other	135	203
Gross deferred tax assets	13,269	12,983
Less valuation allowance	(9,904)	(8,389)
Total deferred tax assets, net of allowance	3,365	4,594
Deferred tax liabilities:
Investment basis difference	19	45
Unrealized gains on investments	124	(156)
Deferred policy acquisition costs	2,684	4,519
Intangible assets	107	163
Property and equipment	85	202
Other	461	—
Total deferred tax liabilities	3,480	4,773
Net deferred tax liability	$(115)	$(179)
The net deferred tax liability is recorded in Accounts payable and accrued expenses in the consolidated balance sheets.
As of December 31, 2017, the Company has net operating loss carryforwards for federal income tax purposes of $43.6 million, which expire in tax years 2029 through 2037. Of this amount, $15.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $11.0 million, which expire in tax years 2029 through 2037.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2017. Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.
Based on its evaluation, the Company has recorded a valuation allowance of $9.9 million and $8.4 million at December 31, 2017 and 2016, respectively, to reduce the deferred tax assets to an amount that is more likely than not to be realized based on the provisions in ASC 740. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.
The Company files consolidated federal income tax returns. For the years before 2014, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2014 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

Notes to Consolidated Financial Statements

9. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s Insurance Company Subsidiaries differ from GAAP. The principal differences between statutory accounting practices ("SAP") and GAAP as they relate to the financial statements of the Company’s Insurance Company Subsidiaries are (i) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (ii) deferred tax assets are subject to more limitations regarding what amounts can be recorded under SAP and (iii) bonds are recorded at amortized cost under SAP and fair value under GAAP.
Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries. As of December 31, 2017, 2016 and 2015, the Insurance Company Subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.
Summarized 2017, 2016 and 2015 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands). On December 30, 2016, the Company's wholly owned subsidiary, ACIC was merged into WPIC. As a result, 2017 and 2016 statutory data is shown for the remaining two Insurance Company Subsidiaries, while 2015 data is shown for the prior three Insurance Company Subsidiaries, (dollars in thousands).

	Conifer	White Pine
2017:
Statutory capital and surplus	$35,848	$26,075
RBC authorized control level	8,873	6,224
Statutory net income (loss)	(6,993)	(13,737)
RBC %	404%	419%

	Conifer	White Pine
2016:
Statutory capital and surplus	$29,539	$32,391
RBC authorized control level	6,676	6,583
Statutory net income (loss)	(2,782)	(1,209)
RBC %	442%	492%

	Conifer	American Colonial	White Pine
2015:
Statutory capital and surplus	$30,637	$22,523	$17,452
RBC authorized control level	5,390	2,809	2,978
Statutory net income (loss)	387	(2,278)	784
RBC %	569%	802%	585%
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

Notes to Consolidated Financial Statements

10.     Shareholders’ Equity
Common Stock
In September 2017, the Company issued $5.0 million of common equity through a private placement for 800,000 shares priced at $6.25. The participants in the private placement consisted mainly of members of the Company’s management team and insiders, including Chairman and CEO James Petcoff. The Company used the proceeds to strengthen its balance sheet through contributions to the Insurance Company Subsidiaries to support their future growth, and to cover the cost of the ADC and reserve strengthening.
On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock. Under this program, management is authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. For the year ended December 31, 2017, the Company had not repurchased any shares of stock. For the year ended December 31, 2016, the Company had repurchased and retired 88,650 shares of stock valued at approximately $625,000. Repurchased shares remain authorized but not issued or outstanding, and are available to be reissued in the future.
As of December 31, 2017 and 2016, the Company had 8,520,328 and 7,633,070 issued and outstanding shares of common stock, respectively.
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

Notes to Consolidated Financial Statements

12. Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$(1,080)	$182
Other comprehensive income (loss) before reclassifications	795	(2,139)
Less: amounts reclassified from accumulated other comprehensive income (loss)	78	(877)
Net current period other comprehensive income (loss)	717	(1,262)
Balance at end of period	$(363)	$(1,080)

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

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to Conifer	$(21,542)	$(8,437)	$64
Preferred stock dividends	—	—	384
Paid-in-kind dividends	—	—	156
Net income (loss) allocable to common shareholders	$(21,542)	$(8,437)	$(476)

Weighted average common shares, basic and diluted*	7,867,344	7,618,588	5,369,960

Earnings (loss) per share allocable to common, basic and diluted	$(2.74)	$(1.11)	$(0.09)
* The non-vested shares of the restricted stock units were anti-dilutive as of December 31, 2017, 2016, and 2015. Therefore, the basic and diluted weighted average common shares are equal as of December 31, 2017, 2016, and 2015.

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
The following summarizes our RSU activity (units in thousands):

Notes to Consolidated Financial Statements

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at August 12, 2015 (IPO)	—	$—
Units granted	390	10.48
Outstanding at December 31, 2015	390	$10.48
Units granted	111	8.17
Units vested	(77)	10.48
Units forfeited	(8)	9.95
Outstanding at December 31, 2016	416	$9.87
Units granted	—	—
Units vested	(95)	9.97
Units forfeited	(14)	9.94
Outstanding at December 31, 2017	307	$9.84
The scheduled vesting for the restricted stock units at December 31, 2017 was as follows (in thousands):

	2018	2019	2020	2021	Total

Scheduled vesting - RSUs	95	95	95	22	307

In 2015, the Company issued 390,352 RSUs to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.1 million on the date of grant. In 2016, the Company issued 111,281 RSUs to executive officers and other employees valued at $909,000 on the date of grant.
The Company recorded $948,000, $856,000 and $303,000 of compensation expense related to the RSUs for the years ended December 31, 2017, 2016 and 2015, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of December 31, 2017 was $3.0 million.

15.     Related Party Transactions
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

16. Employee Benefit Plans
In 2014, the Company established a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees. Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to 100% of their compensation on a pre‑tax basis, subject to statutory limits. The Company will match the

Notes to Consolidated Financial Statements

employees’ contributions up to the first 4% of their compensation. The Company’s Plan expense amounted to $432,000, $405,000 and $346,000 for the years ended December 31, 2017, 2016 and 2015 respectively.

Notes to Consolidated Financial Statements

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
Operating leases
The Company leases administrative office facilities, including its corporate headquarters, and office equipment under operating leases that expire at various dates through 2024. The Company has the option to extend its corporate headquarters lease for two additional five‑year periods. The Company recognizes rent expense on a straight‑line basis over the term of the lease. Rent expense under the operating leases totaled $961,000 in 2017, $915,000 in 2016, and $795,000 in 2015.
The future minimum rental payments under non-cancelable operating leases as of December 31, 2017, are as follows (in thousands):

Years Ending December 31,	Amount
2018	$940
2019	865
2020	837
2021	726
2022	636
2023 and thereafter	1,079
Total future minimum rental payments	$5,083
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
The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision-making group in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision-making group, comprised of key senior executives, reviews a number of financial measures including gross written premiums, net earned premiums and losses and LAE, net of reinsurance recoveries. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for underwriting personnel, policy issuance and claims systems, rent and

Notes to Consolidated Financial Statements

utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Texas and Pennsylvania. For the years ended December 31, 2017, 2016 and 2015, gross written premiums attributable to these four states were 60.8%, 56.7%, and 66.6% respectively, of the Company’s total gross written premiums.
The following table summarizes our net earned premiums:

	Net Earned Premium
	2017	2016	2015
Commercial	84%	77%	73%
Personal	16%	23%	27%
Total	100%	100%	100%
The following provides a description of the Company’s two insurance businesses and product offerings within these businesses:

•
Commercial lines—offers coverage for property, liability, automobile and other miscellaneous coverage primarily to owner-operated small and mid-sized businesses, professional organizations and hospitality businesses such as restaurants, bars and taverns.

•	Personal lines—offers coverage for low-value dwelling, and wind-exposed homeowners.
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

Notes to Consolidated Financial Statements

The following tables present information by reportable segment (dollars in thousands):

Year Ended December 31, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$92,112	$22,172	$—	$114,284
Net written premiums	$78,217	$13,023	$—	$91,240
Net earned premiums	$76,786	$14,943	$—	$91,729
Other income	628	780	152	1,560
Segment revenue	77,414	15,723	152	93,289
Loss and loss adjustment expenses, net	55,701	18,216	—	73,917
Policy acquisition costs	20,470	5,775	—	26,245
Operating expenses	11,339	2,570	3,458	17,367
Segment expenses	87,510	26,561	3,458	117,529
Segment underwriting gain (loss)	$(10,096)	$(10,838)	$(3,306)	$(24,240)

Investment income			2,728	2,728
Net realized investment gains			70	70
Other gains (losses)			750	750
Interest expense			(1,362)	(1,362)
Income (loss) before income taxes			$(1,120)	$(22,054)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$10,116	$2,665	$—	$12,781
Unearned premiums	45,951	11,721	—	57,672
Loss and loss adjustment expense reserves	76,586	11,310	—	87,896

Notes to Consolidated Financial Statements

Year Ended December 31, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$88,242	$26,681	$—	$114,923
Net written premiums	$78,439	$21,490	$—	$99,929
Net earned premiums	$68,921	$20,706	$—	$89,627
Other income	378	558	182	1,118
Segment revenue	69,299	21,264	182	90,745
Loss and loss adjustment expenses, net	42,441	16,562	—	59,003
Policy acquisition costs	18,560	6,720	—	25,280
Operating expenses	6,767	2,911	7,918	17,596
Segment expenses	67,768	26,193	7,918	101,879
Segment underwriting gain (loss)	$1,531	$(4,929)	$(7,736)	$(11,134)

Investment income			2,173	2,173
Net realized investment gains			1,365	1,365
Other gains (losses)			(400)	(400)
Interest expense			(647)	(647)
Income (loss) before income taxes			$(5,245)	$(8,643)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$10,156	$3,134	$—	$13,290
Unearned premiums	44,484	13,642	—	58,126
Loss and loss adjustment expense reserves	46,917	7,734	—	54,651

Notes to Consolidated Financial Statements

Year Ended December 31, 2015	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$68,197	$25,553	$—	$93,750
Net written premiums	$58,157	$21,517	$—	$79,674
Net earned premiums	$48,586	$18,179	$—	$66,765
Other income	1,099	489	79	1,667
Segment revenue	49,685	18,668	79	68,432
Loss and loss adjustment expenses, net	25,730	13,152	—	38,882
Policy acquisition costs	11,937	4,246	—	16,183
Operating expenses	4,983	3,305	6,518	14,806
Segment expenses	42,650	20,703	6,518	69,871
Segment underwriting gain (loss)	$7,035	$(2,035)	$(6,439)	$(1,439)

Investment income			1,902	1,902
Net realized investment gains			285	285
Other gains (losses)			104	104
Interest expense			(769)	(769)
Income (loss) before income taxes			$(4,917)	$83

Selected Balance Sheet Data:
Deferred policy acquisition costs	$8,401	$3,701	$—	$12,102
Unearned premiums	33,337	14,579	—	47,916
Loss and loss adjustment expense reserves	29,739	5,683	—	35,422

Notes to Consolidated Financial Statements

19. Quarterly Financial Data (Unaudited)
The following is a summary of quarterly results of operations for 2017 and 2016 (in thousands, except per share and ratio data). The fluctuations between periods and changes in reserves, as disclosed in Note 5, are due to the normal fluctuations in operations from quarter to quarter.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017:
Gross written premiums	$26,474	$26,981	$29,581	$31,247
Net written premiums	$22,324	$23,082	$18,395	$27,439
Net earned premiums	$24,140	$24,497	$17,659	$25,433
Net investment income	577	663	768	720
Net realized gains	(8)	—	39	39
Other gains (losses)	—	750	—	—
Other income	354	372	477	357
Losses and loss adjustment expenses, net	15,733	16,674	26,468	15,042
Policy acquisition costs	6,472	6,428	6,655	6,690
Operating expenses	4,530	4,370	4,474	3,993
Interest expense	224	219	303	616
Income tax (benefit) expense	6	(282)	(135)	(36)
Equity earnings (losses) in affiliates, net of tax	104	60	(76)	(23)
Net income (loss)	$(1,798)	$(1,067)	$(18,898)	$221
Diluted earnings (loss) per common share (1)	$(0.24)	$(0.14)	$(2.46)	$0.03
Combined ratio (2)	109.1%	110.4%	207.3%	99.7%

2016:
Gross written premiums	$25,393	$29,725	$28,497	$31,308
Net written premiums	$22,050	$26,176	$24,634	$27,069
Net earned premiums	$20,109	$21,675	$23,380	$24,463
Net investment income	537	528	560	548
Net realized gains	(8)	541	71	761
Other gains (losses)	—	—	—	(400)
Other income	245	283	303	287
Losses and loss adjustment expenses, net	12,699	13,541	14,582	18,181
Policy acquisition costs	6,003	6,014	6,266	6,997
Operating expenses	4,139	4,536	4,710	4,211
Interest expense	157	143	168	179
Income tax (benefit) expense	—	(623)	16	530
Equity losses in affiliates, net of tax	87	71	(47)	18
Net income (loss)	$(2,028)	$(513)	$(1,475)	$(4,421)
Diluted earnings (loss) per common share (1)	$(0.27)	$(0.07)	$(0.19)	$(0.58)
Combined ratio (2)	112.2%	109.7%	107.9%	118.7%

(1) Due to the changes in the equity structure of the Company (Note ~ 10 Shareholders' Equity) the weighted average common shares outstanding has fluctuated over the past two years and therefore the quarterly diluted earnings (loss) per

Notes to Consolidated Financial Statements

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

Schedule II
Conifer Holdings, Inc.
Condensed Financial Information of Registrant
Balance Sheets – Parent Company Only
(dollars in thousands)

	December 31,
	2017	2016

Assets
Investment in subsidiaries	$77,657	$78,637
Equity securities	400	—
Cash	2,583	4,639
Due from subsidiaries	513	—
Due from affiliate	348	946
Other assets	1,271	2,009
Total assets	$82,772	$86,231

Liabilities and Shareholders' Equity
Liabilities:
Debt	$29,027	$17,750
Other liabilities	919	687
Total liabilities	29,946	18,437

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 8,520,328 and 7,633,070 issued and outstanding, respectively)	86,199	80,342
Accumulated deficit	(33,010)	(11,468)
Accumulated other comprehensive income (loss)	(363)	(1,080)
Total shareholders' equity	52,826	67,794
Total liabilities and shareholders' equity	$82,772	$86,231

Schedule II
Conifer Holdings, Inc.
Condensed Financial Information of Registrant
Statements of Comprehensive Income (Loss) – Parent Company Only
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Revenue
Management fees from subsidiaries	$15,905	$9,911	$8,007
Other income	826	51	64
Total revenue	16,731	9,962	8,071

Expenses
Operating expenses	13,496	16,995	13,710
Interest expense	1,362	647	766
Total expenses	14,858	17,642	14,476

Income (loss) before equity in earnings (losses) of subsidiaries and income tax benefit	1,873	(7,680)	(6,405)
Income tax benefit	859	(864)	(1,025)
Income (loss) before equity earnings (losses) of subsidiaries	1,014	(6,816)	(5,380)
Equity earnings (losses) in subsidiaries	(22,556)	(1,621)	5,363

Net income (loss)	(21,542)	(8,437)	(17)
Less net loss attributable to noncontrolling interest	—	—	(81)
Net income (loss) attributable to Conifer	$(21,542)	$(8,437)	$64

Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	717	(1,262)	(976)
Total Comprehensive income (loss)	$(20,825)	$(9,699)	$(912)

Schedule II
Conifer Holdings, Inc.
Condensed Financial Information of Registrant
Statement of Cash Flows – Parent Company Only
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(21,542)	$(8,437)	$(17)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	347	364	321
Deferred income taxes	(485)	288	140
Equity in undistributed (income) loss of subsidiaries	22,556	1,621	(5,363)
Incentive awards expenses - vesting of RSUs	895	856	303
Changes in operating assets and liabilities:
Due from subsidiaries	(513)	150	(921)
Due from affiliates	598	—	—
Other assets	532	(270)	(396)
Other liabilities	590	5	(500)
Net cash provided by (used in) operating activities	2,978	(5,423)	(6,433)
Cash Flows From Investing Activities
Contributions to subsidiaries	(20,860)	(2,100)	(7,500)
Dividends received from subsidiaries	—	5,450	2,700
Purchases of investments	(400)	—	—
Purchases of property and equipment	(13)	(192)	(146)
Net cash provided by (used in) investing activities	(21,273)	3,158	(4,946)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	5,000	—	36,066
Repurchase of common stock	—	(625)	—
Repurchase of preferred stock	—	—	(6,275)
Borrowings under debt arrangements	32,000	7,000	4,400
Repayment of borrowings under debt arrangements	(19,750)	(2,000)	(19,212)
Dividends paid to preferred shareholders	—	—	(384)
Stock and debt issuance costs	(1,011)	—	(1,837)
Net cash provided by financing activities	16,239	4,375	12,758
Net increase (decrease) in cash	(2,056)	2,110	1,379
Cash at beginning of period	4,639	2,529	1,150
Cash at end of period	$2,583	$4,639	$2,529

Supplemental Disclosure of Cash Flow Information:
Interest paid	$876	$641	$844
Non-cash dividend received from subsidiaries	—	—	400
Paid-in-kind dividends	—	—	61

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
The Parent’s operations consist of income earned from management and administrative services performed for the insurance entities pursuant to intercompany services agreements. These management and administrative services include providing management, marketing, offices and equipment, and premium collection, for which the insurance companies pay fees based on a percentage of gross premiums written. Also, the Parent receives commission income for performing agency services. The primary operating costs of the Parent are salaries and related costs of personnel, information technology, administrative expenses, and professional fees. The income received from the management and administrative services is used to cover operating costs, meet debt service requirements and cover other holding company obligations.
Estimates and Assumptions
Preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.
Dividends
The Parent received cash dividends from its subsidiaries of $0.0, $5.5 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Schedule V
Conifer Holdings, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Decrease to Other Comprehensive Income	Deductions from Allowance Account	Balance at End of Period
Valuation for Deferred Tax Assets
2017	$8,389	$1,515	$—	$—	$9,904
2016	5,160	2,808	421	—	8,389
2015	6,917	—	—	(1,757)	5,160

CONIFER HOLDINGS, INC.
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K	September 30, 2015	3.1	August 28, 2015

3.2	Amended and Restated Bylaws of Conifer Holdings, Inc.	S-1A	September 30, 2015	3.4	July 30, 2015

10.6	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated September 18, 2013, as amended	S-1		10.3	July 2, 2015

10.13	Employment agreements - Nicholas J. Petcoff, James G. Petcoff Andrew D. Petcoff, Brian J. Roney	10-K	December 31, 2016	10.13	March 15, 2017	*

10.14	Note Purchase Agreement dated September 29, 2017 between the Company and Elanus Capital Investments Master SP Series 3	10-Q	September 30, 2017	10.14	November 11, 2017	*

21.1	List of Subsidiaries of the Company					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Section 302 Certification — CEO					*

31.2	Section 302 Certification — CFO					*

32.1*	Section 906 Certification — CEO					*

32.2*	Section 906 Certification — CFO					*

101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase					*
101.LAB	XBRL Taxonomy Extension Label Linkbase					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					*

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
Dated: March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Petcoff	Chairman and Chief Executive Officer	March 15, 2018
James G. Petcoff	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	March 15, 2018
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ Mark McCammon	Director	March 15, 2018
Mark McCammon

/s/ Nicholas J. Petcoff	Director	March 15, 2018
Nicholas J. Petcoff

/s/ Jorge Morales	Director	March 15, 2018
Jorge Morales

/s/ Richard J. Williams, Jr.	Director	March 15, 2018
Richard J. Williams, Jr.

/s/ Joseph D. Sarafa	Director	March 15, 2018
Joseph D. Sarafa

/s/ Isolde O'Hanlon	Director	March 15, 2018
Isolde O'Hanlon