Form 10-Q
period 2018-03-31
Conifer Holdings, Inc.
filed 2018-05-09
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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

The number of outstanding shares of the registrant’s common stock, no par value, as of May 7, 2018, was 8,520,328.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $137,025 and $137,004, respectively)	$134,711	$136,536
Equity securities, at fair value (cost of $8,664 and $8,629, respectively)	9,425	9,687
Short-term investments, at fair value	2,505	11,427
Total investments	146,641	157,650

Cash	14,406	11,868
Premiums and agents' balances receivable, net	19,895	22,845
Receivable from Affiliate	1,783	1,195
Reinsurance recoverables on unpaid losses	20,063	20,066
Reinsurance recoverables on paid losses	4,595	4,473
Prepaid reinsurance premiums	1,050	1,081
Deferred policy acquisition costs	12,050	12,781
Other assets	9,171	7,073
Total assets	$229,654	$239,032

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$85,491	$87,896
Unearned premiums	53,685	57,672
Reinsurance premiums payable	3,398	3,299
Debt	29,043	29,027
Accounts payable and other liabilities	6,613	8,312
Total liabilities	178,230	186,206

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 8,520,328 issued and outstanding, respectively)	86,430	86,199
Accumulated deficit	(32,318)	(33,010)
Accumulated other comprehensive loss	(2,688)	(363)
Total shareholders' equity	51,424	52,826
Total liabilities and shareholders' equity	$229,654	$239,032

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue
Premiums
Gross earned premiums	$27,724	$28,264
Ceded earned premiums	(3,924)	(4,124)
Net earned premiums	23,800	24,140
Net investment income	802	577
Net realized investment gains (losses)	161	(8)
Change in fair value of equity securities	(297)	—
Other income	357	354
Total revenue	24,823	25,063

Expenses
Losses and loss adjustment expenses, net	13,328	15,733
Policy acquisition costs	6,513	6,472
Operating expenses	4,187	4,530
Interest expense	619	224
Total expenses	24,647	26,959

Income (loss) before equity earnings of affiliates and income taxes	176	(1,896)
Equity earnings of affiliates, net of tax	55	104
Income tax expense	18	6

Net income (loss)	$213	$(1,798)

Earnings (loss) per common share, basic and diluted	$0.02	$(0.24)

Weighted average common shares outstanding, basic and diluted	8,520,328	7,633,069

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$213	$(1,798)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(1,846)	385
Income tax expense (benefit)	—	—
Unrealized investment gains (losses), net of tax	(1,846)	385

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	51
Income tax expense (benefit)	—	—
Total reclassifications included in net income (loss), net of tax	—	51

Other comprehensive income (loss)	(1,846)	334

Total comprehensive income (loss)	$(1,633)	$(1,464)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands)

	No Par, Common Stock			Accumulated Other	Total Shareholders' Equity
	Shares	Amount	Accumulated deficit	Comprehensive Income (Loss)
Balances at December 31, 2016	7,633,070	$80,342	$(11,468)	$(1,080)	$67,794
Net loss	—	—	(1,798)	—	(1,798)
Restricted stock unit expense, net	(1)	243	—	—	243
Other comprehensive income	—	—	—	334	334
Balances at March 31, 2017	7,633,069	80,585	(13,266)	(746)	66,573
Net loss	—	—	(19,744)	—	(19,744)
Issuance of common stock in private placement	800,000	5,000	—	—	5,000
Common stock issuance costs	—	(38)	—	—	(38)
Restricted stock unit expense, net	87,259	652	—	—	652
Other comprehensive income	—	—	—	383	383
Balances at December 31, 2017	8,520,328	86,199	(33,010)	(363)	52,826
Net income	—	—	213	—	213
Restricted stock unit expense, net	—	231	—	—	231
Other comprehensive loss	—	—	—	(1,846)	(1,846)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	556	(556)	—
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	(77)	77	—
Balances at March 31, 2018	8,520,328	$86,430	$(32,318)	$(2,688)	$51,424

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$213	$(1,798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88	100
Amortization of bond premium and discount, net	139	175
Net realized investment (gains) losses	(161)	8
Change in fair value of equity securities	297	—
Restricted stock unit expenses	231	243
Other	(55)	104
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	2,362	1,616
Reinsurance recoverables	(119)	(2,688)
Prepaid reinsurance premiums	31	314
Deferred policy acquisition costs	731	334
Other assets	(2,075)	(1,037)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(2,405)	7,484
Unearned premiums	(3,987)	(1,790)
Accounts payable and other liabilities	802	861
Net cash provided by (used in) operating activities	(3,908)	3,926
Cash Flows From Investing Activities
Purchase of investments	(25,175)	(51,207)
Proceeds from maturities and redemptions of investments	5,079	8,889
Proceeds from sales of investments	26,563	36,729
Purchases of property and equipment	(21)	(9)
Net cash provided by (used in) investing activities	6,446	(5,598)
Cash Flows From Financing Activities
Repayment of borrowings under debt arrangements	—	(625)
Net cash provided by (used in) financing activities	—	(625)
Net increase (decrease) in cash	2,538	(2,297)
Cash at beginning of period	11,868	12,493
Cash at end of period	$14,406	$10,196
Supplemental Disclosure of Cash Flow Information:
Interest paid	$619	$128
Net income taxes paid	—	—
Receivable (Payable) for securities - non cash item	3,094	(444)
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
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has applied the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of Management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results expected for the year ended December 31, 2018.
These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018.
 Business
The Company is engaged in the sale of property and casualty insurance products and has organized its business model around two classes of insurance businesses: commercial and personal lines. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent retail agents and managing general agents. Policies are written in all 50 states. The Company’s corporate headquarters is located in Birmingham, Michigan with additional office facilities in Florida, Pennsylvania and Tennessee.
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
 Recently Issued Accounting Guidance
Effective January 1, 2018, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of adoption of this ASU, equity instruments that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. Previously, the Company’s equity securities were classified as available-for-sale and changes in fair value were recorded in other comprehensive income. Upon adoption of this ASU, cumulative net unrealized gains on equity securities of $1.1 million, net of deferred income taxes of $0.5 million, were reclassified from accumulated other comprehensive income into accumulated deficit. Prior periods have not been recast to conform to the current presentation. See Note 2 ~ Investments for details regarding the change in net unrealized gains on equity securities included in net income for the quarter ended March 31, 2018.
Effective January 1, 2018, the Company early adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides an option to reclassify tax effects remaining in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (TCJA) to retained earnings. Upon enactment of the TCJA, the U.S. corporate tax rate was reduced from 35% to 21% and the Company's U.S. deferred tax balances were remeasured to the lower enacted U.S. corporate tax rate. GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recorded as a component of income tax expense in the period of enactment, even if the assets and liabilities relate to items of accumulated other comprehensive

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

income. As a result of adopting the ASU, the Company reclassified $77,000 of previously recognized deferred taxes from accumulated other comprehensive income into accumulated deficit as of January 1, 2018.
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

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at March 31, 2018 and December 31, 2017, were as follows (dollars in thousands):

	March 31, 2018
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$15,896	$4	$(222)	$15,678
State and local government	16,668	85	(201)	16,552
Corporate debt	38,806	92	(651)	38,247
Asset-backed securities	25,331	37	(110)	25,258
Mortgage-backed securities	33,981	22	(1,242)	32,761
Commercial mortgage-backed securities	3,935	—	(85)	3,850
Collateralized mortgage obligations	2,408	12	(54)	2,365
Total debt securities available for sale	$137,025	$252	$(2,565)	$134,711

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$17,179	$10	$(99)	$17,090
State and local government	17,302	255	(54)	17,503
Corporate debt	38,947	170	(209)	38,908
Asset-backed securities	23,539	36	(35)	23,540
Mortgage-backed securities	33,942	38	(522)	33,458
Commercial mortgage-backed securities	3,532	3	(44)	3,491
Collateralized mortgage obligations	2,563	19	(36)	2,546
Total debt securities available for sale	137,004	531	(999)	136,536
Equity Securities (1)	8,629	1,240	(182)	9,687
Total securities available for sale	$145,633	$1,771	$(1,181)	$146,223
(1) Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation. Refer to Note 1 ~ Summary of Significant Accounting Policies for further details.
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	March 31, 2018
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Fixed Maturity Securities:
U.S. Government	12	$12,889	$(175)	6	$1,960	$(47)	18	$14,849	$(222)
State and local government	39	10,338	(145)	7	1,380	(56)	46	11,718	(201)
Corporate debt	62	21,989	(284)	10	6,350	(367)	72	28,339	(651)
Asset-backed securities	23	14,448	(101)	3	793	(9)	26	15,241	(110)
Mortgage-backed securities	11	8,175	(191)	27	23,390	(1,051)	38	31,565	(1,242)
Commercial mortgage-backed securities	4	2,732	(32)	2	667	(53)	6	3,399	(85)
Collateralized mortgage obligations	9	1,869	(54)	—	—	—	9	1,869	(54)
Total debt securities available for sale	160	$72,440	$(982)	55	$34,540	$(1,583)	215	$106,980	$(2,565)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Fixed Maturity Securities:
U.S. Government	12	$11,555	$(64)	7	$2,207	$(35)	19	$13,762	$(99)
State and local government	10	3,511	(20)	7	1,424	(34)	17	4,935	(54)
Corporate debt	38	15,236	(46)	10	6,555	(163)	48	21,791	(209)
Asset-backed securities	20	13,948	(29)	3	915	(6)	23	14,863	(35)
Mortgage-backed securities	6	4,935	(19)	26	24,939	(503)	32	29,874	(522)
Commercial mortgage-backed securities	3	2,026	(12)	2	722	(32)	5	2,748	(44)
Collateralized mortgage obligations	8	1,870	(36)	—	—	—	8	1,870	(36)
Total debt securities available for sale	97	53,081	(226)	55	36,762	(773)	152	89,843	(999)
Equity Securities (1)	13	436	(75)	4	266	(107)	17	702	(182)
Total securities	110	$53,517	$(301)	59	$37,028	$(880)	169	$90,545	$(1,181)
(1) Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation. Refer to Note 1 ~ Summary of Significant Accounting Policies for further details.
 The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three months ended March 31, 2018 and 2017.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Debt securities	$826	$601
Equity securities	27	25
Cash and short-term investments	23	11
Total investment income	876	637
Investment expenses	(74)	(60)
Net investment income	$802	$577

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale fixed maturity and equity securities (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Debt securities:
Gross realized gains	$2	$—
Gross realized losses	(5)	(7)
Total debt securities	(3)	(7)
Equity securities:
Gross realized gains	170	29
Gross realized losses	(6)	(30)
Total equity securities	164	(1)
Total net realized gains (losses)	$161	$(8)
 Proceeds from the sales of debt and equity securities available for sale, maturities and other redemptions (primarily the return of capital) were $8.1 million and $6.6 million for the three months ended March 31, 2018 and 2017, respectively.
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in fair value of equity securities are now recognized in net income. The change in fair value of equity securities included in net income for the quarter ended March 31, 2018, was a $297 thousand loss, prior periods have not been recast for the adoption of this guidance.
The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at March 31, 2018. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,283	$13,258
Due after one year through five years	36,167	35,701
Due after five years through ten years	12,271	12,011
Due after ten years	9,649	9,507
Securities with contractual maturities	71,370	70,477
Asset-backed securities	25,331	25,258
Mortgage-backed securities	33,981	32,761
Commercial mortgage-backed securities	3,935	3,850
Collateralized mortgage obligations	2,408	2,365
Total debt securities	$137,025	$134,711
 At March 31, 2018 and December 31, 2017, the Insurance Company Subsidiaries had an aggregate of $7.8 million and $8.2 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At March 31, 2018 and December 31, 2017, the Company had $29.4 million and $18.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$15,678	$—	$15,678	$—
State and local government	16,552	—	16,552	—
Corporate debt	38,247	—	38,247	—
Asset-backed securities	25,258	—	25,258	—
Mortgage-backed securities	32,761	—	32,761	—
Commercial mortgage-backed securities	3,850	—	3,850	—
Collateralized mortgage obligations	2,365	—	2,365	—
Total debt securities	134,711	—	134,711	—
Equity Securities	5,327	5,082	245	—
Short-term investments	2,505	2,505	—	—
Total marketable investments measured at fair value	$142,543	$7,587	$134,956	$—

Investments measured at NAV:
Investment in limited partnership	$4,098
Total investments measured at NAV	$4,098

Total assets measured at fair value	146,641

Liabilities:
Debt *	$29,804	$—	$—	$29,804
Total Liabilities measured at fair value	$29,804	$—	$—	$29,804
* Carried at cost or amortized cost on the consolidated balance sheet

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$17,090	$—	$17,090	$—
State and local government	17,503	—	17,503	—
Corporate debt	38,908	—	38,908	—
Asset-backed securities	23,540	—	23,540	—
Mortgage-backed securities	33,458	—	33,458	—
Commercial mortgage-backed securities	3,491	—	3,491	—
Collateralized mortgage obligations	2,546	—	2,546	—
Total debt securities	136,536	—	136,536	—
Equity Securities	5,627	5,381	246	—
Short-term investments	11,427	8,429	2,998	—
Total assets measured at fair value	$153,590	$13,810	$139,780	$—

Investments measured at NAV:
Investment in limited partnership	$4,060
Total investments measured at NAV	$4,060

Total assets measured at fair value	$157,650

Liabilities:
Debt *	$29,888	$—	$—	$29,888
Total Liabilities measured at fair value	$29,888	$—	$—	$29,888
* Carried at cost or amortized cost on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 5.2% of the fair value of the total investment portfolio as of March 31, 2018.
Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 92.0% of the fair value of the total investment portfolio as of March 31, 2018.
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 As of March 31, 2018, Level 3 is entirely comprised of the Company's subordinated debt. In determining the fair value of the subordinated debt outstanding at March 31, 2018, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 29, 2017 (the date of issuance) were fed into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then fed back into the model along with the March 31, 2018, U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2018 and 2017, respectively.

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three months ended March 31, 2018 and 2017. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$12,781	$13,290

Deferred policy acquisition costs	5,782	6,138
Amortization of policy acquisition costs	(6,513)	(6,472)
Net change	(731)	(334)

Balance at end of period	$12,050	$12,956

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

occurred by the date of the consolidated financial statements based on available facts and in accordance with applicable laws and regulations.
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Gross reserves - beginning of period	$87,896	$54,651
Less: reinsurance recoverables on unpaid losses	20,066	6,658
Net reserves - beginning of period	67,830	47,993

Add: incurred losses and LAE, net of reinsurance:
Current period	13,344	12,654
Prior period	(16)	3,079
Total net incurred losses and LAE	13,328	15,733

Deduct: loss and LAE payments, net of reinsurance:
Current period	1,588	1,903
Prior period	12,711	8,813
Total net loss and LAE payments	14,299	10,716

Net reserves - end of period	66,859	53,010
Plus: reinsurance recoverables on unpaid losses	20,063	9,125
Less: deferred gain on ADC	(1,431)	—
Gross reserves - end of period	$85,491	$62,135

On September 28, 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC") to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017. The ADC provides up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016. The ADC attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million. The Company retains a 10% co-participation for any development in excess of the retention.
The Company accounts for the agreement as retroactive reinsurance. For the quarter ended March 31, 2018, the Company recorded $1.7 million of net adverse loss development covered under this agreement, which increased the retroactive reinsurance recoverable to $8.9 million, leaving $8.6 million of coverage remaining on the ADC. The Company recorded the retroactive reinsurance recoverable in excess of the consideration as a deferred gain that is amortized to earnings using the interest method over the estimated claims settlement period. As of March 31, 2018, the deferred gain of $1.4 million, net of amortization, is included in Other Liabilities on the consolidated balance sheets.
The Company’s incurred losses during the three months ended March 31, 2018, included favorable prior-year reserve development of $16,000. Excluding the effect of the ADC, the commercial lines of business reported $104,000 of favorable prior-year development offset by $366,000 of unfavorable development from the personal lines of business of which $266,000 was attributable to additional 2017 losses from Hurricane Harvey. The ADC had a favorable impact of $278,000 on prior year reserve development.
The Company’s incurred losses during the three months ended March 31, 2017, included prior-year adverse reserve development of $3.1 million. For the three months ended March 31, 2017, there was adverse development of $1.6 million from the commercial property line, $1.3 million from the commercial liability line of business, $325,000 from the Florida homeowners line, and $201,000 from the personal auto line of business. The adverse development was offset by $456,000 of favorable development in other lines of business for the same period.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

6.     Reinsurance
In the normal course of business, the Company seeks to minimize the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. The Company participates in reinsurance agreements in order to limit its loss exposure including protecting against catastrophe losses. The Company primarily ceded all specific commercial risks in excess of $500,000 in both 2018 and 2017. Reinsurance does not discharge the direct insurer from liability to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables.
The Company assumes written premiums under a few fronting arrangements, most of which are net of other reinsurance arrangements. The fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a higher A.M. Best rating than the Company’s current rating, or where the policies are written in a state where the Company is not licensed or for other strategic reasons.
The consideration for the ADC entered into in the third quarter of 2017 was a payment of $7.2 million, which resulted in a one-time charge to ceded premiums fully earned in the third quarter. There is a 35% contingent recovery depending on the performance of the reserves over time. No recovery is currently reflected in the financial statements.
The following table presents the effects of such reinsurance and assumption transactions on premiums and losses and LAE (dollars in thousands). The 2018 ceded written and earned premium amounts include $367,000 of reinsurance reinstatement costs relating to Hurricane Irma.

	Three Months Ended March 31,
	2018	2017
Written premiums:
Direct	$18,855	$20,900
Assumed	4,882	5,574
Ceded	(3,892)	(4,150)
Net written premiums	$19,845	$22,324

Earned premiums:
Direct	$21,224	$22,060
Assumed	6,500	6,204
Ceded	(3,924)	(4,124)
Net earned premiums	$23,800	$24,140

Losses and LAE:
Direct	$12,958	$16,033
Assumed	3,554	3,875
Ceded	(3,184)	(4,175)
Net Losses and LAE	$13,328	$15,733

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The carrying value of the Notes is offset by $957,000 of debt issuance costs that will be amortized through interest expense over the life of the loan. The carrying value of the Notes was $29.0 million at March 31, 2018 and December 31, 2017, respectively.
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
The proceeds from the Notes were utilized, in part, to repay the outstanding balances on the Credit Facility, which were $16.4 million in total.
The Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. At March 31, 2018, the Company was in compliance with all of its subordinated debt financial covenants.

8.     Shareholders’ Equity
In September 2017, the Company issued $5.0 million of common equity through a private placement for 800,000 shares priced at $6.25 per share. The participants in the private placement consisted mainly of members of the Company’s management team and insiders, including Chairman and CEO James Petcoff. The Company used the proceeds to strengthen its balance sheet through contributions to the Insurance Company Subsidiaries to support their future growth, and to cover the cost of the ADC and reserve strengthening.
 On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock. Under this program, Management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by Management in its discretion and depends on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. For the three months ended March 31, 2018 and 2017, the Company had not repurchased any shares of stock. Repurchased shares remain authorized but not issued or outstanding, and are available to be reissued in the future.
As of March 31, 2018 and December 31, 2017, the Company had 8,520,328 issued and outstanding shares of common stock, respectively.
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

9. Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$(363)	$(1,080)
Other comprehensive income (loss) before reclassifications	(1,846)	385
Less: amounts reclassified from accumulated other comprehensive income (loss)	—	51
Plus: cumulative effect of adoption of ASU No. 2016-01, net of taxes	(556)	—
Plus: cumulative effect of adoption of ASU No. 2018-02, net of taxes	77
Net current period other comprehensive income (loss)	(2,325)	334
Balance at end of period	$(2,688)	$(746)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

10. Earnings Per Share
 Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$213	$(1,798)

Weighted average common shares, basic and diluted*	8,520,328	7,633,069

Earnings (loss) per common share, basic and diluted	$0.02	$(0.24)
* The 304,000 and 413,000 nonvested shares of the restricted stock units were anti-dilutive as of March 31, 2018 and 2017, respectively. Therefore, the basic and diluted weighted average common shares are equal for the three months ended March 31, 2018 and 2017, respectively.

11.     Stock-based Compensation

In 2015, the Company issued 390,352 restricted stock units "RSUs" to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.1 million on the date of grant. In 2016, the Company issued 111,281 RSUs to executive officers and other employees valued at $909,000 on the date of grant.
The following summarizes our RSU activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2016	416	$9.87
Units forfeited	(3)	9.01
Outstanding at March 31, 2017	413	9.88
Units vested	(95)	9.97
Units forfeited	(11)	10.19
Outstanding at December 31, 2017	307	9.84
Units forfeited	(3)	9.91
Outstanding at March 31, 2018	304	$9.84

The Company recorded $231,000 and $243,000 of compensation expense related to the RSUs for the three months ended March 31, 2018 and 2017, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of March 31, 2018, was $2.7 million.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision-making group in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decisionmaking group, comprised of key senior executives, reviews a number of financial measures including gross written premiums, net earned premiums and losses and LAE, net of reinsurance recoveries. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for underwriting personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Texas and Pennsylvania. For the three months ended March 31, 2018 and 2017, gross written premiums attributable to these four states were 60% and 58% of the Company’s total gross written premiums.
 In addition to the reportable operating segments, the Company maintains a Corporate and Other category to reconcile segment results to the consolidated totals. The Corporate and Other category includes: (i) corporate operating expenses such as salaries and related benefits of the Company’s executive management team, and other corporate headquarters expenses, (ii) interest expense on the Company’s debt obligations; and (iii) all investment income activity. All investment income activity is reported within net investment income and net realized investment gains on the consolidated statements of operations. The Company’s assets on the consolidated balance sheet are not allocated to the reportable segments.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2018	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$21,788	$1,949	$—	$23,737
Net written premiums	$19,422	$423	$—	$19,845

Net earned premiums	$20,127	$3,673	$—	$23,800
Other income	143	180	34	357
Segment revenue	20,270	3,853	34	24,157
Losses and loss adjustment expenses, net	10,200	3,128	—	13,328
Policy acquisition costs	5,442	1,071	—	6,513
Operating expenses	3,498	370	319	4,187
Segment expenses	19,140	4,569	319	24,028
Segment underwriting gain (loss)	$1,130	$(716)	(285)	129

Net investment income			802	802
Net realized investment gains			161	161
Change in fair value of equity securities			(297)	(297)
Interest expense			(619)	(619)
Income (loss) before equity earnings of affiliates and income taxes			$(238)	$176

Three Months Ended March 31, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$21,644	$4,830	$—	$26,474
Net written premiums	$19,479	$2,845	$—	$22,324

Net earned premiums	$19,689	$4,451	$—	$24,140
Other income	164	151	39	354
Segment revenue	19,853	4,602	39	24,494
Losses and loss adjustment expenses, net	12,468	3,265	—	15,733
Policy acquisition costs	5,022	1,450	—	6,472
Operating expenses	2,472	569	1,489	4,530
Segment expenses	19,962	5,284	1,489	26,735
Segment underwriting gain (loss)	$(109)	$(682)	(1,450)	(2,241)

Net investment income			577	577
Net realized investment losses			(8)	(8)
Interest expense			(224)	(224)
Income (loss) before equity earnings of affiliates and income taxes			$(1,105)	$(1,896)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2018 and 2017

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 15, 2018 with the U. S. Securities and Exchange Commission.
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
The forward-looking statements contained in this report are based on Management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 15, 2018 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.
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
Through our commercial insurance product lines, we offer coverage for both commercial property and commercial liability exposures. We also offer coverage for commercial automobiles and workers’ compensation. Our insurance policies are sold to targeted small and mid-sized businesses on a single or multiple-coverage basis.
Through our personal insurance product lines, we offer homeowners insurance and dwelling fire insurance policies to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of either wind-exposed homeowners insurance providing hurricane and wind coverage to underserved homeowners in Texas, Hawaii and Florida or low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana, Louisiana and Texas. Due to recent Florida-based industry events, we have been de-emphasizing our Florida homeowners' business and reducing our exposures in that state, as well as other wind-exposed states.
Recent Developments
In September 2017, we entered into several strategic transactions designed to strengthen our financial position and accelerate our goals of returning to profitability in the coming quarters. The strategic transactions include the following:

•
We strengthened our reserve position through an agreement with a reinsurer that provides adverse loss development cover (the "ADC") of up to $17.5 million in excess of stated reserves as of June 30, 2017.

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
The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million (inclusive of a 10% co-participation). The consideration for this agreement was $7.2 million. There is a 35% contingent recovery depending on the performance of the reserves over time.
The agreement resulted in a one-time charge to ceded premiums of $7.2 million, or approximately $0.84 per common share.
Debt Re-financing
We completed a private placement of $30.0 million in aggregate principal amount of subordinated notes. The subordinated notes mature on September 29, 2032, bear interest, payable quarterly at a fixed annual rate of 8.0%, and allow for up to four quarterly interest deferrals. On the fifth and tenth anniversary of the notes, the interest rate resets to 1,250 basis points and 1,500 basis points, respectively, above the 5-year mid-swap rate. The notes include an issuer call option at par from July 31, 2018, through October 31, 2018, and at 105% of par any time after September 29, 2020.
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
Catastrophe Losses from Hurricane Harvey and Hurricane Irma
We have recorded pre-tax losses and reinsurance reinstatement costs on an inception to date basis of $6.8 million, net of expected reinsurance recoveries, for catastrophe losses related to two category 4 hurricanes, Hurricane Harvey in Texas and Hurricane Irma in Florida. The aggregate impact to the first quarter ended March 31, 2018 was $633,000 in losses and ceded premium expenses.
Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the three months ended March 31, 2018, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Executive Overview
The Company reported net income of $0.2 million, or $0.02 per share, for the three months ended March 31, 2018, compared to a net loss of $1.8 million, or $0.24 per share, for the same period in 2017.
Adjusted operating income, a non-GAAP measure, was $1.8 million, or $0.21 per share, for the three months ended March 31, 2018, compared to an adjusted operating loss of $1.8 million, or $0.24 per share, for the same period in 2017.

Our combined ratio was 99.5% for the three months ended March 31, 2018, compared to 109.1% for the same period in 2017. This was primarily due to a 9.0 percentage point improvement in the loss ratio, as well as a 0.6 percentage point reduction in the expense ratio compared to the prior year period.
Our net earned premium was down 1.4% for the three months ended months ended March 31, 2018, due to a combination of the expansion of our commercial lines, which was up 2.2% year over year, and the repositioning of our personal lines, which was down (17.5)% compared to the same period in the prior year.

Results of Operations For The Three Months Ended March 31, 2018 and 2017
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Gross written premiums	$23,737	$26,474	$(2,737)	(10.3)%
Net written premiums	$19,845	$22,324	$(2,479)	(11.1)%

Net earned premiums	$23,800	$24,140	$(340)	(1.4)%
Other income	357	354	3	0.8%
Losses and loss adjustment expenses, net	13,328	15,733	(2,405)	(15.3)%
Policy acquisition costs	6,513	6,472	41	0.6%
Operating expenses	4,187	4,530	(343)	(7.6)%
Underwriting gain (loss)	129	(2,241)	2,370	*
Net investment income	802	577	225	39.0%
Net realized investment gains	161	(8)	169	*
Change in fair value of equity securities (1)	(297)	—	(297)	*
Interest expense	619	224	395	176.3%
Income (loss) before equity earnings in affiliate and income taxes	176	(1,896)	2,072	*
Equity earnings (losses) of affiliates, net of tax	55	104	(49)	(47.1)%
Income tax expense (benefit)	18	6	12	200.0%
Net income (loss)	$213	$(1,798)	$2,011	*

Book value per common share outstanding	$6.04	$8.72

Underwriting Ratios:
Loss ratio (2)	55.2%	64.2%
Expense ratio (3)	44.3%	44.9%
Combined ratio (4)	99.5%	109.1%

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation. Refer to Note 1 ~ Summary of Significant Accounting Policies for further details.

(2)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income.

(3)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income.

(4)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

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
Our premiums are presented below for the three months ended March 31, 2018 and 2017 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Gross written premiums
Commercial lines	$21,788	$21,644	$144	0.7%
Personal lines	1,949	4,830	(2,881)	(59.6)%
Total	$23,737	$26,474	$(2,737)	(10.3)%

Net written premiums
Commercial lines	$19,422	$19,479	$(57)	(0.3)%
Personal lines	423	2,845	(2,422)	(85.1)%
Total	$19,845	$22,324	$(2,479)	(11.1)%

Net Earned premiums
Commercial lines	$20,127	$19,689	$438	2.2%
Personal lines	3,673	4,451	(778)	(17.5)%
Total	$23,800	$24,140	$(340)	(1.4)%

Gross written premiums decreased $2.7 million, or 10.3%, to $23.7 million for the three months ended March 31, 2018, as compared to $26.5 million for the same period in 2017.
 Commercial lines gross written premiums increased $144,000, or 0.7%, to $21.8 million in the first quarter of 2018, as compared to $21.6 million for the first quarter of 2017. The increased gross written premiums were mainly due to a 2.8% increase in small business programs compared to the same quarter in the prior year.
 Personal lines gross written premiums decreased $2.9 million, or 59.6%, to $1.9 million in the first quarter of 2018, as compared to $4.8 million for the same period in 2017. The decrease was the result of Management's strategic decision to decrease the Florida homeowners business. The Florida homeowners business decreased by 51% for the three months ended March 31, 2018, compared to the same period in 2017. The decrease was the result of Management's strategic decision to deemphasize the Company’s Florida homeowners business and other wind-exposed business in Texas and Hawaii.
 Net written premiums decreased $2.5 million, or 11.1%, to $19.8 million for the three months ended March 31, 2018, as compared to $22.3 million for the same period in 2017. This decrease is primarily related to the strategic objectives in the personal lines noted above that began at the end of 2016 and into 2017.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended March 31, 2018 increased $3,000, or 0.8%, to $357,000 as compared to $354,000 for the same period in 2017.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended March 31, 2018 and 2017 (dollars in thousands).

Three Months Ended March 31, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,109	$2,235	$13,344
Net (favorable) adverse development	(909)	893	(16)
Calendar year net losses and LAE	$10,200	$3,128	$13,328

Accident year loss ratio	54.8%	58.0%	55.2%
Net (favorable) adverse development	(4.5)%	23.2%	—%
Calendar year loss ratio	50.3%	81.2%	55.2%

Three Months Ended March 31, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$9,634	$3,020	$12,654
Net (favorable) adverse development	2,834	245	3,079
Calendar year net losses and LAE	$12,468	$3,265	$15,733

Accident year loss ratio	48.5%	65.6%	51.7%
Net (favorable) adverse development	14.3%	5.3%	12.5%
Calendar year loss ratio	62.8%	70.9%	64.2%

Net losses and LAE decreased by $2.4 million, or 15.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. The calendar year loss ratios were 55.2% and 64.2% for the three months ended March 31, 2018 and 2017, respectively.
The Company’s incurred losses during the three months ended March 31, 2018, included favorable prior-year reserve development of $16,000. Excluding the effect of the ADC, the commercial lines of business reported $104,000 of favorable prior-year development offset by $366,000 of unfavorable development from the personal lines of business of which $266,000 was attributable to additional 2017 losses from Hurricane Harvey. The ADC had a favorable impact of $278,000 on prior year reserve development.
Total reserve development on prior accident years in the first quarter of 2017 was unfavorable by $3.1 million, or 12.5 percentage points.  This was primarily due to $1.6 million of adverse reserve development in the commercial property line, $1.3 million from the commercial liability line of business, $325,000 from the Florida homeowners line, and $201,000 from the personal auto line of business. The adverse development was offset by $456,000 of favorable development in other lines of business.
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
The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2018	2017
Commercial Lines
Policy acquisition costs	26.8%	25.3%
Operating expenses	17.3%	12.5%
Total	44.1%	37.8%

Personal Lines
Policy acquisition costs	27.8%	31.5%
Operating expenses	9.6%	12.4%
Total	37.4%	43.9%

Corporate and Other
Operating expenses	1.3%	6.1%
Total	1.3%	6.1%

Consolidated
Policy acquisition costs	27.0%	26.4%
Operating expenses	17.3%	18.5%
Total	44.3%	44.9%
Our expense ratio decreased 0.6 percentage points in the three months ended March 31, 2018, as compared to the same period in 2017.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended March 31, 2018 and 2017, the percentage of policy acquisition costs to net earned premiums and other income was 27.0% and 26.4%, respectively. The slightly higher policy acquisition costs as a percentage of net earned premium were due to a slightly higher contingent commission accrual in the first quarter of 2018, compared to the same period in 2017.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 17.3% and 18.5% for the three months ended March 31, 2018 and 2017, respectively. The reduction in operating expenses is driven by the company-wide initiative to continue to reduce costs.
Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended March 31, 2018 and 2017 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Commercial lines	$1,130	$(109)	$1,239	*

Personal lines	(716)	(682)	(34)	(5.0)%

Corporate and Other	(285)	(1,450)	1,165	80.3%
Total underwriting income (loss)	$129	$(2,241)	$2,370	105.8%
*Percentage change is not meaningful

Liquidity and Capital Resources
Sources and Uses of Funds
At March 31, 2018, we had $16.9 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the holding company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the three months ended March 31, 2018.
Cash Flows
Operating Activities. Cash used in operating activities for the three months ended March 31, 2018, was $3.9 million as compared to $3.9 million provided by operating activities for the same period in 2017. The decrease in cash provided by operations was primarily related to the increase in paid loss and loss adjustment expenses for the quarter.
Investing Activities. Cash provided by investing activities for the three months ended March 31, 2018, was $6.4 million as compared to cash used in investing activities of $5.6 million for the same period in 2017. The fluctuation in the funds used in routine investing activities correlates to the timing of when the portfolio investments matured and securities were repurchased.
Financing Activities. There was no cash used in financing activities for the three months ended March 31, 2018, as compared to $0.6 million used in financing activities for the same period in 2017. The cash used in financing activities in 2017 was related to repayment of the Credit Facility.
Outstanding Debt
We are party to $30.0 million in subordinated notes, effective September 29, 2017. The notes mature on September 29, 2032, bear interest, payable quarterly at a fixed annual rate of 8.0%, and allows for up to four quarterly interest deferrals. Our total outstanding debt at March 31, 2018, was $29.0 million. As there are no required principle payments in the short-term, our minimum interest payments on our debt for the remaining nine months of 2018 is $1.8 million and $4.8 million for 2019-2020. Refer to Note 7 ~ Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $65.4 million and $62.5 million at March 31, 2018 and December 31, 2017, respectively.

Adjusted Operating Income and Adjusted Operating Income Per Share

Adjusted operating income and adjusted operating income per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment and other gains, net of tax. Beginning in 2018, the change in fair value of equity securities, net of tax, and the deferred gain on losses ceded to the ADC are also excluded from net income to arrive at adjusted operating income. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income (loss) to adjusted operating income (loss) (dollars in thousands), as well as net income (loss) per share to adjusted operating income (loss) per share:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$213	$(1,798)
Exclude:
Net realized gains (losses) and other gains, net of tax	161	(8)
Change in fair value of equity securities, net of tax	(297)	—
(Increase) in deferred gain on losses ceded to ADC, net of tax	(1,431)	—
Adjusted operating income (loss)	$1,780	$(1,790)

Weighted average common shares diluted	8,520,328	7,633,069
Diluted income (loss) per common share:
Net income (loss)	$0.02	$(0.24)
Exclude:
Net realized gains (losses) and other gains, net of tax	0.02	—
Change in fair value of equity securities, net of tax	(0.04)	—
(Increase) in deferred gain on losses ceded to ADC, net of tax	(0.17)	—
Adjusted operating income (loss) per share	$0.21	$(0.24)

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
We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the change in fair value of our equity securities and the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available for sale and not held for trading purposes. The change in fair value of equity securities and realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. The deferred gain generated from the ADC is also excluded. The deferred gain represents ceded losses to the ADC that cannot be recognized under retroactive reinsurance accounting until a future period. However, the ceded losses do represent an economic benefit. Adjusted operating income reflects the ceded loss benefit in the same period the gross loss adverse development is recognized. By aligning the timing of gross adverse development recognition with the ADC benefit, adjusted operating income better reflects the current operating performance.

Recently Issued Accounting Pronouncements
 Refer to Note 1 ~ Summary of Significant Accounting Policies – Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2018. Our market risk sensitive instruments are primarily related to our fixed-income securities.
Interest Rate Risk
At March 31, 2018, the fair value of our investment portfolio, excluding cash and cash equivalents, was $146.6 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of March 31, 2018 and December 31, 2017, was 3.2 years, respectively.
The table below illustrates the sensitivity of the fair value of our fixed-income investments, classified as fixed maturity securities and short-term investments, to selected hypothetical changes in interest rates as of March 31, 2018. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2018	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$128,434	$(8,782)	(6.4)%	(17.1)%
100 basis point increase	132,688	(4,528)	(3.3)%	(8.8)%
No change	137,216	—	—%	—%
100 basis point decrease	141,470	4,254	3.1%	8.3%
200 basis point decrease	145,312	8,096	5.9%	15.7%

Credit Risk
 An additional exposure to our fixed-income securities portfolio is credit risk. We manage our credit risk by investing mainly in investment-grade securities. In addition, we comply with applicable statutory requirements which limit the portion of our total investment portfolio that we can invest in any one security.
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
At March 31, 2018, the net amount due to the Company from reinsurers, including ceded unearned premiums, was $25.7 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2018.
Changes in Internal Control over Financial Reporting
For the three months ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2018, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 15, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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
On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock. Under this program, management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. The Company did not repurchase any of its outstanding common stock during 2017 or in the first quarter of 2018.
No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

31.1	Section 302 Certification - CEO

31.2	Section 302 Certification - CFO

32.1*	Section 906 Certification - CEO

32.2*	Section 906 Certification - CFO

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 9, 2018