Form 10-K/A
period 2017-12-31
Conifer Holdings, Inc.
filed 2018-05-14
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Explanatory Note

The Company is filing this Amendment solely for the purpose of re-filing certifications, filed as Exhibits 31.1 and 31.2 to the Original Form 10-K in response to comments received from the Staff of the SEC in connection with the Exhibits’ non-conformity with Item 601(b)(31) of Regulation S-K as it relates to internal controls over financial reporting (ICFR). The Exhibits to the Original Form 10-K inadvertently used incorrect wording. In response to the SEC comments, the Exhibits, as re-filed with this Amendment, now conform to Item 601(b)(31) of Regulation S-K as it relates to ICFR as the Amendment includes revisions to the introductory sentence in paragraph 4 of the Exhibits, which now refers to IFCR as defined in the Exchange Act. The Amendment also includes revisions to certification 4(b) of the Exhibits, which now discusses the Company’s obligation related to ICFR. No other sections of the Original Form 10-K have changed from the original filing.

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