Form 10-Q
period 2018-06-30
Conifer Holdings, Inc.
filed 2018-08-08
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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

The number of outstanding shares of the registrant’s common stock, no par value, as of August 5, 2018, was 8,520,328.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $129,322 and $137,004, respectively)	$126,677	$136,536
Equity securities, at fair value (cost of $8,782 and $8,629, respectively)	9,530	9,687
Short-term investments, at fair value	4,364	11,427
Total investments	140,571	157,650

Cash	17,016	11,868
Premiums and agents' balances receivable, net	22,129	22,845
Receivable from affiliate	2,161	1,195
Reinsurance recoverables on unpaid losses	20,467	20,066
Reinsurance recoverables on paid losses	2,874	4,473
Prepaid reinsurance premiums	1,098	1,081
Deferred policy acquisition costs	12,021	12,781
Other assets	8,997	7,073
Total assets	$227,334	$239,032

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$83,662	$87,896
Unearned premiums	52,390	57,672
Reinsurance premiums payable	2,719	3,299
Debt	29,060	29,027
Accounts payable and other liabilities	9,335	8,312
Total liabilities	177,166	186,206

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 8,520,328 and 8,520,328 issued and outstanding, respectively)	86,659	86,199
Accumulated deficit	(33,431)	(33,010)
Accumulated other comprehensive income (loss)	(3,060)	(363)
Total shareholders' equity	50,168	52,826
Total liabilities and shareholders' equity	$227,334	$239,032

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Premiums
Gross earned premiums	$27,856	$28,338	$55,581	$56,602
Ceded earned premiums	(3,918)	(3,841)	(7,842)	(7,965)
Net earned premiums	23,938	24,497	47,739	48,637
Net investment income	838	663	1,639	1,240
Net realized investment gains (losses)	12	—	173	(8)
Change in fair value of equity securities	29	—	(268)	—
Other gains	—	750	—	750
Other income	450	372	807	726
Total revenue	25,267	26,282	50,090	51,345

Expenses
Losses and loss adjustment expenses, net	15,067	16,674	28,396	32,407
Policy acquisition costs	6,472	6,428	12,985	12,900
Operating expenses	4,303	4,370	8,489	8,900
Interest expense	617	219	1,236	443
Total expenses	26,459	27,691	51,106	54,650

Income (loss) before equity earnings of affiliates and income taxes	(1,192)	(1,409)	(1,016)	(3,305)
Equity earnings of affiliates, net of tax	89	60	144	164
Income tax (benefit) expense	10	(282)	28	(275)

Net income (loss)	$(1,113)	$(1,067)	$(900)	$(2,866)

Earnings (loss) per common share, basic and diluted	$(0.13)	$(0.14)	$(0.11)	$(0.38)

Weighted average common shares outstanding, basic and diluted	8,520,328	7,633,069	8,520,328	7,633,069

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(1,113)	$(1,067)	$(900)	$(2,866)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(376)	519	(2,222)	904
Income tax (benefit) expense	—	281	—	281
Unrealized investment gains (losses), net of tax	(376)	238	(2,222)	623

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(4)	(1)	(4)	50
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	(4)	(1)	(4)	50

Other comprehensive income (loss)	(372)	239	(2,218)	573

Total comprehensive income (loss)	$(1,485)	$(828)	$(3,118)	$(2,293)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands)

	No Par, Common Stock			Accumulated Other	Total Shareholders' Equity
	Shares	Amount	Accumulated deficit	Comprehensive Income (Loss)
Balances at December 31, 2016	7,633,070	$80,342	$(11,468)	$(1,080)	$67,794
Net loss	—	—	(2,866)	—	(2,866)
Restricted stock unit expense, net	(1)	466	—	—	466
Other comprehensive income	—	—	—	573	573
Balances at June 30, 2017	7,633,069	80,808	(14,334)	(507)	65,967
Net loss	—	—	(18,676)	—	(18,676)
Issuance of common stock in private placement	800,000	5,000	—	—	5,000
Common stock issuance costs	—	(38)	—	—	(38)
Restricted stock unit expense, net	87,259	429	—	—	429
Other comprehensive income	—	—	—	144	144
Balances at December 31, 2017	8,520,328	86,199	(33,010)	(363)	52,826
Net loss	—	—	(900)	—	(900)
Restricted stock unit expense, net	—	460	—	—	460
Other comprehensive loss	—	—	—	(2,218)	(2,218)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	556	(556)	—
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	(77)	77	—
Balances at June 30, 2018	8,520,328	$86,659	$(33,431)	$(3,060)	$50,168

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$(900)	$(2,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	175	199
Amortization of bond premium and discount, net	272	288
Net realized investment (gains) losses	(173)	8
Change in fair value of equity securities	268	—
Restricted stock unit expenses	460	466
Other	(144)	(164)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(250)	2,547
Reinsurance recoverables	1,198	(4,977)
Prepaid reinsurance premiums	(17)	17
Deferred policy acquisition costs	760	641
Other assets	(1,894)	67
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(4,234)	12,266
Unearned premiums	(5,282)	(3,147)
Accounts payable and other liabilities	2,640	2,009
Net cash provided by (used in) operating activities	(7,121)	7,354
Cash Flows From Investing Activities
Purchase of investments	(41,360)	(96,012)
Proceeds from maturities and redemptions of investments	15,531	13,062
Proceeds from sales of investments	38,126	75,343
Purchases of property and equipment	(28)	(2)
Net cash provided by (used in) investing activities	12,269	(7,609)
Cash Flows From Financing Activities
Borrowings under debt arrangements	—	2,000
Repayment of borrowings under debt arrangements	—	(3,375)
Net cash provided by (used in) financing activities	—	(1,375)
Net increase (decrease) in cash	5,148	(1,630)
Cash at beginning of period	11,868	12,493
Cash at end of period	$17,016	$10,863
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,805	$429
Payable for securities - non cash item	1,000	—
 The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.     Summary of Significant Accounting Policies
 Basis of Presentation
 The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), and Sycamore Insurance Agency, Inc. ("SIA"). CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Conifer Holdings, Inc. is referred to as the "Parent Company."
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has applied the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the results expected for the year ended December 31, 2018.
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
 Recently Issued Accounting Guidance
Effective January 1, 2018, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of adoption of this ASU, equity instruments that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. Previously, the Company’s equity securities were classified as available-for-sale and changes in fair value were recorded in other comprehensive income. Upon adoption of this ASU, cumulative net unrealized gains on equity securities of $1.1 million, net of deferred income taxes of $0.5 million, were reclassified from accumulated other comprehensive income into accumulated deficit. Prior periods have not been recast to conform to the current presentation. See Note 2 ~ Investments for details regarding the change in net unrealized gains on equity securities included in net income for the current quarter ended June 30, 2018.
Effective January 1, 2018, the Company early adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides an option to reclassify tax effects remaining in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (TCJA) to retained earnings. Upon enactment of the TCJA, the U.S. corporate tax rate was reduced from 35% to 21% and the Company's U.S. deferred tax balances were remeasured to the lower enacted U.S. corporate tax rate. GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recorded as a component of income tax

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

expense in the period of enactment, even if the assets and liabilities relate to items of accumulated other comprehensive income. As a result of adopting the ASU, the Company reclassified $77,000 of previously recognized deferred taxes from accumulated other comprehensive income into accumulated deficit as of January 1, 2018.
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

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at June 30, 2018 and December 31, 2017, were as follows (dollars in thousands):

	June 30, 2018
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$16,007	$2	$(266)	$15,743
State and local government	16,536	96	(221)	16,411
Corporate debt	32,201	79	(739)	31,541
Asset-backed securities	25,780	27	(153)	25,654
Mortgage-backed securities	32,554	11	(1,331)	31,234
Commercial mortgage-backed securities	3,916	—	(96)	3,820
Collateralized mortgage obligations	2,328	9	(63)	2,274
Total debt securities available for sale	129,322	224	(2,869)	126,677

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$17,179	$10	$(99)	$17,090
State and local government	17,302	255	(54)	17,503
Corporate debt	38,947	170	(209)	38,908
Asset-backed securities	23,539	36	(35)	23,540
Mortgage-backed securities	33,942	38	(522)	33,458
Commercial mortgage-backed securities	3,532	3	(44)	3,491
Collateralized mortgage obligations	2,563	19	(36)	2,546
Total debt securities available for sale	137,004	531	(999)	136,536
Equity Securities (1)	8,629	1,240	(182)	9,687
Total securities available for sale	$145,633	$1,771	$(1,181)	$146,223

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	June 30, 2018
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	13	$13,457	$(218)	6	$1,958	$(48)	19	$15,415	$(266)
State and local government	36	9,190	(163)	7	1,371	(58)	43	10,561	(221)
Corporate debt	55	17,978	(327)	8	5,481	(412)	63	23,459	(739)
Asset-backed securities	32	17,619	(145)	3	558	(8)	35	18,177	(153)
Mortgage-backed securities	19	8,208	(223)	27	22,162	(1,108)	46	30,370	(1,331)
Commercial mortgage-backed securities	4	2,718	(37)	2	659	(59)	6	3,377	(96)
Collateralized mortgage obligations	10	1,881	(63)	—	—	—	10	1,881	(63)
Total debt securities available for sale	169	71,051	(1,176)	53	32,189	(1,693)	222	103,240	(2,869)

	December 31, 2017
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	12	$11,555	$(64)	7	$2,207	$(35)	19	$13,762	$(99)
State and local government	10	3,511	(20)	7	1,424	(34)	17	4,935	(54)
Corporate debt	38	15,236	(46)	10	6,555	(163)	48	21,791	(209)
Asset-backed securities	20	13,948	(29)	3	915	(6)	23	14,863	(35)
Mortgage-backed securities	6	4,935	(19)	26	24,939	(503)	32	29,874	(522)
Commercial mortgage-backed securities	3	2,026	(12)	2	722	(32)	5	2,748	(44)
Collateralized mortgage obligations	8	1,870	(36)	—	—	—	8	1,870	(36)
Total debt securities available for sale	97	53,081	(226)	55	36,762	(773)	152	89,843	(999)
Equity Securities (1)	13	436	(75)	4	266	(107)	17	702	(182)
Total securities available for sale	110	$53,517	$(301)	59	$37,028	$(880)	169	$90,545	$(1,181)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 (1) Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation. Refer to Note 1 ~ Summary of Significant Accounting Policies for further details.
The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the six months ended June 30, 2018 and 2017.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Debt securities	$868	$696	$1,694	$1,297
Equity securities	38	25	65	50
Cash and short-term investments	13	16	36	27
Total investment income	919	737	1,795	1,374
Investment expenses	(81)	(74)	(156)	(134)
Net investment income	$838	$663	$1,639	$1,240
The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Debt securities:
Gross realized gains	$—	$—	$2	$—
Gross realized losses	(10)	—	(15)	(7)
Total debt securities	(10)	—	(13)	(7)
Equity securities:
Gross realized gains	36	—	206	29
Gross realized losses	(14)	—	(20)	(30)
Total equity securities	22	—	186	(1)
Total net realized investment gains (losses)	$12	$—	$173	$(8)
 Proceeds from the sales of debt securities, maturities and other redemptions (primarily the return of capital) were $20.1 million and $13.6 million for the six months ended June 30, 2018 and 2017, respectively.
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in fair value of equity securities are now recognized in net income. The change in fair value of equity securities included in net income for three and six month ended June 30, 2018, was a $29,000 gain and a $268,000 loss. Prior periods have not been recast for the adoption of this guidance.
 The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2018. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,205	$7,190
Due after one year through five years	35,846	35,292
Due after five years through ten years	12,154	11,832
Due after ten years	9,539	9,381
Securities with contractual maturities	64,744	63,695
Asset-backed securities	25,780	25,654
Mortgage-backed securities	$32,554	$31,234
Commercial mortgage-backed securities	$3,916	$3,820
Collateralized mortgage obligations	$2,328	$2,274
Total debt securities	$129,322	$126,677
 At June 30, 2018 and December 31, 2017, the Insurance Company Subsidiaries had an aggregate of $8.2 million on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At June 30, 2018 and December 31, 2017, the Company had $32.1 million and $18.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2018 and December 31, 2017 (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2018
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$15,743	$—	$15,743	$—
State and local government	16,411	—	16,411	—
Corporate debt	31,541	—	31,541	—
Asset-backed securities	25,654	—	25,654	—
Mortgage-backed securities	31,234	—	31,234	—
Commercial mortgage-backed securities	3,820	—	3,820	—
Collateralized mortgage obligations	2,274	—	2,274	—
Total debt securities	126,677	—	126,677	—
Equity Securities	5,377	5,113	264	—
Short-term investments	4,364	4,364	—	—
Total marketable investments measured at fair value	$136,418	$9,477	$126,941	$—

Investments measured at NAV:
Investment in limited partnership	$4,153
Total investments measured at NAV	$4,153

Total assets measured at fair value	$140,571

Liabilities:
Debt *	$29,800	$—	$—	$29,800
Total Liabilities measured at fair value	$29,800	$—	$—	$29,800
* Carried at cost or amortized cost on the consolidated balance sheet

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$17,090	$—	$17,090	$—
State and local government	17,503	—	17,503	—
Corporate debt	38,908	—	38,908	—
Asset-backed securities	23,540	—	23,540	—
Mortgage-backed securities	33,458		33,458
Commercial mortgage-backed securities	3,491		3,491
Collateralized mortgage obligations	2,546		2,546
Total debt securities	136,536	—	136,536	—
Equity securities	5,627	5,381	246	—
Short-term investments	11,427	8,429	2,998	—
Total marketable investments measured at fair value	$153,590	$13,810	$139,780	$—

Investments measured at NAV:
Investment in limited partnership	$4,060
Total investments measured at NAV	$4,060

Total assets measured at fair value	$157,650

Liabilities:
Debt *	$29,888	$—	$—	$29,888
Total Liabilities measured at fair value	$29,888	$—	$—	$29,888
* Carried at cost or amortized cost on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 6.7% of the fair value of the total investment portfolio as of June 30, 2018.
Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 90.3% of the fair value of the total investment portfolio as of June 30, 2018.
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

the investments were determined to be inactive at period-ends. Based on these procedures, the Company did not adjust the prices or quotes provided from independent pricing services, investment managers or consultants.
As of June 30, 2018, Level 3 is entirely comprised of the Company's subordinated debt. In determining the fair value of the subordinated debt outstanding at June 30, 2018, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 29, 2017 (the date of issuance) were fed into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then fed back into the model along with the June 30, 2018, U.S. Treasury rates. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2018 and 2017, respectively.

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the six months ended June 30, 2018 and 2017. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$12,050	$12,956	$12,781	$13,290

Deferred policy acquisition costs	6,443	6,121	12,225	12,259
Amortization of policy acquisition costs	(6,472)	(6,428)	(12,985)	(12,900)
Net change	(29)	(307)	(760)	(641)

Balance at end of period	$12,021	$12,649	$12,021	$12,649

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
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross reserves - beginning of period	$85,491	$62,135	$87,896	$54,651
Less: reinsurance recoverables on unpaid losses	20,063	9,125	20,066	6,658
Plus: deferred gain on ADC	(1,431)	—	—	—
Net reserves - beginning of period	66,859	53,010	67,830	47,993

Add: incurred losses and LAE, net of reinsurance:
Current period	13,581	12,397	26,926	25,051
Prior period	1,486	4,277	1,470	7,356
Total net incurred losses and LAE	15,067	16,674	28,396	32,407

Deduct: loss and LAE payments, net of reinsurance:
Current period	4,437	5,313	6,026	7,216
Prior period	11,882	8,006	24,593	16,819
Total net loss and LAE payments	16,319	13,319	30,619	24,035

Net reserves - end of period	65,607	56,365	65,607	56,365
Plus: reinsurance recoverables on unpaid losses	20,467	10,552	20,467	10,552
Less: deferred gain on ADC	(2,412)	—	(2,412)	—
Gross reserves - end of period	$83,662	$66,917	$83,662	$66,917

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
The Company accounts for the agreement as retroactive reinsurance. For the three and six months ended June 30, 2018, the Company recorded $1.5 million and $3.2 million of net adverse loss development covered under this agreement, which increased the retroactive reinsurance recoverable to $10.4 million, leaving $7.1 million of coverage remaining on the ADC. The Company recorded the retroactive reinsurance recoverable in excess of the consideration as a deferred gain that is amortized to earnings using the interest method over the estimated claims settlement period. As of June 30, 2018, the deferred gain of $2.4 million, net of amortization, is included in Other Liabilities on the consolidated balance sheets.
The Company’s incurred losses during the three and six months ended June 30, 2018, included adverse prior-year reserve development of $1.5 million, respectively. Before the effect of the ADC deferred gain, the commercial lines of business reported $1.2 million of adverse prior-year development and $900,000 of adverse development from the personal lines of business for the three months ended June 30, 2018. Before the effect of the ADC deferred gain, the commercial lines of business reported $1.1 million of adverse prior-year development and $1.3 million of adverse development from the personal lines of business for the six months ended June 30, 2018. Included in the unfavorable development was $121,000 and $388,000 attributable to additional 2017 losses from Hurricane Harvey for the three and six months ended June 30, 2018, respectively. The ADC had a favorable impact of $583,000 and $862,000 on prior year reserve development for the three and six months ended June 30, 2018, respectively.
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The consideration for the ADC entered into in the third quarter of 2017 was a payment of $7.2 million, which resulted in a one-time charge to ceded premiums fully earned in the third quarter of 2017. There is a 35% contingent recovery depending on the performance of the reserves over time. No recovery is currently reflected in the financial statements.
The following table presents the effects of such reinsurance and assumption transactions on premiums and losses and LAE (dollars in thousands). The 2018 ceded written and earned premium amounts include $173,000 and $540,000 of reinsurance reinstatement costs relating to Hurricane Irma for the three and six months ended June 30, 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Written premiums:
Direct	$17,568	$20,719	$36,423	$41,619
Assumed	8,994	6,262	13,876	11,836
Ceded	(3,967)	(3,899)	(7,860)	(8,048)
Net written premiums	$22,595	$23,082	$42,439	$45,407

Earned premiums:
Direct	$20,561	$21,960	$41,785	$44,020
Assumed	7,295	6,378	13,796	12,582
Ceded	(3,918)	(3,841)	(7,842)	(7,965)
Net earned premiums	$23,938	$24,497	$47,739	$48,637

Losses and LAE:
Direct	$14,432	$16,194	$27,390	$32,227
Assumed	3,414	4,830	6,969	8,704
Ceded	(2,779)	(4,350)	(5,963)	(8,524)
Net Losses and LAE	$15,067	$16,674	$28,396	$32,407

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

7.     Debt
The Company's debt is comprised of two instruments: a $10.0 million line of credit which commenced in June 2018 and $30.0 million of subordinated notes which commenced in September 2017. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Subordinated notes	$29,060	$29,027
Line of credit	—	—
Total	$29,060	$29,027

On June 21, 2018, the Company entered into a $10.0 million line of credit. The agreement has a maturity date of June 21, 2019 and bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed charge coverage ratio, and minimum statutory risk-based capital levels. The new financing replaced the Company's previous senior debt facility ("Credit Facility"). As of June 30, 2018, the Company has not drawn down on the line of credit.
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
The carrying value of the Notes is offset by $940,000 of debt issuance costs that will be amortized through interest expense over the life of the loan.
Proceeds from the Notes were used to pay off the Company's previous Credit Facility, which was terminated upon execution of the Notes and had total outstanding balances of $16.4 million. The Credit Facility was comprised of three notes: a $17.5 million revolving line of credit which commenced in October 2013; a $5.0 million five-year term note which commenced in October 2013; and a $7.5 million five-year term note which commenced in September 2014.
The Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.
On June 21, 2018, certain amendments were made to the Notes agreement to conform to the senior debt facility. The amendments include clarification of certain key terms, and debt covenant metrics. At June 30, 2018, the Company was in compliance with all of its subordinated debt financial covenants.

8.     Shareholders’ Equity
In September 2017, the Company issued $5.0 million of common equity through a private placement for 800,000 shares priced at $6.25 per share. The participants in the private placement consisted mainly of members of the Company’s management team and insiders, including Chairman and CEO James Petcoff. The Company used the proceeds to strengthen its balance sheet through contributions to the subsidiaries to support their future growth, as well as cover the cost of the ADC and reserve strengthening.
 On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock. Under this program, management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depends on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. For the six months ended June 30, 2018 and 2017, the Company had not repurchased any shares of stock. Repurchased shares remain authorized but not issued or outstanding, and are available to be reissued in the future.
As of June 30, 2018 and December 31, 2017, the Company had 8,520,328 issued and outstanding shares of common stock, respectively.
Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

9. Accumulated Other Comprehensive Income (Loss)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$(2,688)	$(746)	$(363)	$(1,080)
Other comprehensive income (loss) before reclassifications	(376)	238	(2,222)	623
Less: amounts reclassified from accumulated other comprehensive income (loss)	(4)	(1)	(4)	50
Net current period other comprehensive income (loss)	(372)	239	(2,218)	573
Plus: cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	(556)	—
Plus: cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	77	—
Balance at end of period	$(3,060)	$(507)	$(3,060)	$(507)

10. Earnings Per Share
 Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(1,113)	$(1,067)	$(900)	$(2,866)

Weighted average common shares, basic and diluted*	8,520,328	7,633,069	8,520,328	7,633,069

Earnings (loss) per common share, basic and diluted	$(0.13)	$(0.14)	$(0.11)	$(0.38)
* The 362,000 and 404,000 nonvested shares of the restricted stock units were anti-dilutive as of June 30, 2018 and June 30, 2017, respectively. Therefore, the basic and diluted weighted average common shares are equal for the three and six months ended June 30, 2018 and June 30, 2017.

11.     Stock-based Compensation

In 2015, the Company issued 390,352 restricted stock units ("RSUs") to executive officers and other employees to be settled in shares of common stock. The total RSUs were valued at $4.1 million on the dates of grant. In 2016, the Company issued 111,281 RSUs to executive officers and other employees valued at $909,000 on the date of grant. In 2018, the Company issued 70,000 RSUs to executive officers and other employees valued at $404,000 on the dates of grant.

The following summarizes our RSU activity (units in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Number of Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2016	416	$9.87
Units granted	—	—
Units vested	—	—
Units forfeited	(12)	9.87
Outstanding at June 30, 2017	404	$9.87
Units granted	—	—
Units vested	(95)	9.97
Units forfeited	(2)	10.36
Outstanding at December 31, 2017	307	$9.84
Units granted	70	5.76
Units vested	—	—
Units forfeited	(15)	8.76
Outstanding at June 30, 2018	362	$9.09
The Company recorded $460,000 and $466,000 of compensation expense related to the RSUs for the six months ended June 30, 2018 and 2017, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of June 30, 2018, was $3.3 million.

12.     Commitments and Contingencies
 Legal proceedings

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
 The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision-making group in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision-making group, comprised of key senior executives, reviews a number of financial measures including gross written premiums, net earned premiums and losses and LAE, net of reinsurance recoveries. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for underwriting personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Texas and Pennsylvania. For the six months ended June 30, 2018 and 2017, gross written premiums attributable to these four states were 59% and 62%, respectively, of the Company’s total gross written premiums.
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information by reportable operating segment (dollars in thousands):

Three Months Ended June 30, 2018	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$25,008	$1,554	$—	$26,562
Net written premiums	$22,284	$311	$—	$22,595

Net earned premiums	$20,872	$3,066	$—	$23,938
Other income	162	213	75	450
Total revenue	21,034	3,279	75	24,388
Losses and loss adjustment expenses, net	12,334	2,733	—	15,067
Policy acquisition costs	5,144	1,328	—	6,472
Operating expenses	3,827	348	128	4,303
Total expenses	21,305	4,409	128	25,842
Underwriting gain (loss)	$(271)	$(1,130)	$(53)	$(1,454)

Net investment income			838	838
Net realized investment gains			12	12
Change in fair value of equity securities			29	29
Interest expense			$(617)	$(617)
Income (loss) before equity earnings of affiliates and income taxes			$209	$(1,192)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$21,106	$5,875	$—	$26,981
Net written premiums	$18,916	$4,166	$—	$23,082

Net earned premiums	$20,094	$4,403	$—	$24,497
Other income	158	169	45	372
Total revenue	20,252	4,572	45	24,869
Losses and loss adjustment expenses, net	11,761	4,913	—	16,674
Policy acquisition costs	4,997	1,431	—	6,428
Operating expenses	2,437	589	1,344	4,370
Total expenses	19,195	6,933	1,344	27,472
Underwriting gain (loss)	$1,057	$(2,361)	(1,299)	(2,603)

Net investment income			663	663
Net realized investment gains			—	—
Other gains			750	750
Interest expense			(219)	(219)
Income (loss) before equity earnings of affiliates and income taxes			$(105)	$(1,409)

Six Months Ended June 30, 2018	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$46,796	$3,503	$—	$50,299
Net written premiums	$41,706	$733	$—	$42,439

Net earned premiums	$41,000	$6,739	$—	$47,739
Other income	305	393	109	807
Total revenue	41,305	7,132	109	48,546
Losses and loss adjustment expenses, net	22,535	5,861	—	28,396
Policy acquisition costs	10,587	2,398	—	12,985
Operating expenses	7,324	718	447	8,489
Total expenses	40,446	8,977	447	49,870
Underwriting gain (loss)	$859	$(1,845)	(338)	(1,324)

Net investment income			1,639	1,639
Net realized investment gains			173	173
Change in fair value of equity securities			(268)	(268)
Interest Expense			(1,236)	(1,236)
Income (loss) before equity earnings of affiliates and income taxes			$(30)	$(1,016)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$42,750	$10,705	$—	$53,455
Net written premiums	$38,395	$7,012	$—	$45,407

Net earned premiums	$39,782	$8,855	$—	$48,637
Other income	323	320	83	726
Total revenue	40,105	9,175	83	49,363
Losses and loss adjustment expenses, net	24,229	8,178	—	32,407
Policy acquisition costs	10,020	2,880	—	12,900
Operating expenses	4,909	1,159	2,832	8,900
Total expenses	39,158	12,217	2,832	54,207
Underwriting gain (loss)	$947	$(3,042)	(2,749)	(4,844)

Net investment income			1,240	1,240
Net realized investment gains (losses)			(8)	(8)
Other gains			750	750
Interest expense			(443)	(443)
Income (loss) before equity earnings of affiliates and income taxes			$(1,210)	$(3,305)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2018 and 2017

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
Through our personal insurance product lines, we offer homeowners insurance and dwelling fire insurance policies to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of either wind-exposed homeowners insurance providing hurricane and wind coverage to underserved homeowners in Texas, Hawaii and Florida or low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana, Louisiana and
Texas. Due to recent Florida-based industry events, we have been de-emphasizing our Florida homeowners' business and reducing our exposures in that state, as well as other wind-exposed states like Texas and Hawaii.
Recent Developments
On June 21, 2018, we entered into a $10 million senior credit facility with Huntington National Bank. Under the agreement, $10 million is immediately available to Conifer and its subsidiaries. The agreement has a maturity date of June 21, 2019, and bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed charge coverage ratio, and minimum statutory risk-based capital levels. The new financing is intended to replace the Company's previous senior loan facility. As of the filing of this Form 10-Q, we have not drawn down on this line of credit.
Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the six months ended June 30, 2018, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Executive Overview
The Company reported a net loss of $1.1 million, or $0.13 per share and $900,000, or $0.11 per share, for the three and six months ended June 30, 2018, respectively, compared to a net loss of $1.1 million, or $0.14 per share, and $2.9 million, or $0.38, for the same periods in 2017.
Adjusted operating loss, a non-GAAP measure, was $173,000, or $0.02 per share for the three months ended June 30, 2018. Adjusted operating income was $1.6 million, or $0.18 per share, for the six months ended June 30, 2018. Adjusted operating loss was $2.1 million, or $0.28 per share, and $3.9 million, or $0.52 per share, for the three and six months ended June 30, 2017.
Our combined ratio was 106.0% and 102.7% for the three and six months ended June 30, 2018, compared to 110.4% and 109.9% for the same periods in 2017, respectively.
Our net earned premium was down 1.8% for the six months ended June 30, 2018, due to expansion of our commercial lines, which was up 3.1% year over year, and repositioning of our personal lines, which was down 23.9% compared to the same period in 2017.

Results of Operations For The Three Months Ended June 30, 2018 and 2017
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Gross written premiums	$26,562	$26,981	$(419)	(1.6)%
Net written premiums	$22,595	$23,082	$(487)	(2.1)%

Net earned premiums	$23,938	$24,497	$(559)	(2.3)%
Other income	450	372	78	21.0%
Losses and loss adjustment expenses, net	15,067	16,674	(1,607)	(9.6)%
Policy acquisition costs	6,472	6,428	44	0.7%
Operating expenses	4,303	4,370	(67)	(1.5)%
Underwriting gain (loss)	(1,454)	(2,603)	1,149	*
Net investment income	838	663	175	26.4%
Net realized investment gains	12	—	12	*
Change in fair value of equity securities (1)	29	—	29	*
Other gains	—	750	(750)	*
Interest expense	617	219	398	181.7%
Income (loss) before equity earnings in affiliate and income taxes	(1,192)	(1,409)	217	*
Equity earnings (losses) of affiliates, net of tax	89	60	29	48.3%
Income tax expense (benefit)	10	(282)	292	*
Net income (loss)	$(1,113)	$(1,067)	$(46)	*

Book value per common share outstanding	$5.89	$8.64

Underwriting Ratios:
Loss ratio (2)	61.8%	67.0%
Expense ratio (3)	44.2%	43.4%
Combined ratio (4)	106.0%	110.4%

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

Our premiums are presented below for the three months ended June 30, 2018 and 2017 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Gross written premiums
Commercial lines	$25,008	$21,106	$3,902	18.5%
Personal lines	1,554	5,875	(4,321)	(73.5)%
Total	$26,562	$26,981	$(419)	(1.6)%

Net written premiums
Commercial lines	$22,284	$18,916	$3,368	17.8%
Personal lines	311	4,166	(3,855)	(92.5)%
Total	$22,595	$23,082	$(487)	(2.1)%

Net Earned premiums
Commercial lines	$20,872	$20,094	$778	3.9%
Personal lines	3,066	4,403	(1,337)	(30.4)%
Total	$23,938	$24,497	$(559)	(2.3)%

Gross written premiums decreased $419,000, or 1.6%, to $26.6 million for the three months ended June 30, 2018, as compared to $27.0 million for the same period in 2017.
 Commercial lines gross written premiums increased $3.9 million, or 18.5%, to $25.0 million in the second quarter of 2018, as compared to $21.1 million for the second quarter of 2017. The increased gross written premiums were equally due to an increase in our hospitality and small business programs.
 Personal lines gross written premiums decreased $4.3 million, or 73.5%, to $1.6 million in the second quarter of 2018, as compared to $5.9 million for the same period in 2017. The decrease was the result of management's strategic decision to decrease the Florida homeowners business. The Florida homeowners business decreased by 78.5% for the three months ended June 30, 2018, compared to the same period in 2017. The decrease was the result of Management's strategic decision to deemphasize the Company's Florida homeowners business and other wind-exposed business in Texas and Hawaii.
 Net written premiums decreased $487,000, or 2.1%, to $22.6 million for the three months ended June 30, 2018, as compared to $23.1 million for the same period in 2017.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended June 30, 2018, increased $78,000, or 21.0%, to $450,000 as compared to $372,000 for the same period in 2017, due to growth in certain programs for which SIA is the agent.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended June 30, 2018 and 2017 (dollars in thousands).

Three Months Ended June 30, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,766	$1,816	$13,582
Net (favorable) adverse development	568	917	1,485
Calendar year net losses and LAE	$12,334	$2,733	$15,067

Accident year loss ratio	55.9%	55.4%	55.7%
Net (favorable) adverse development	2.7%	28.0%	6.1%
Calendar year loss ratio	58.6%	83.4%	61.8%

Three Months Ended June 30, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$9,308	$3,089	$12,397
Net (favorable) adverse development	2,453	1,824	4,277
Calendar year net losses and LAE	$11,761	$4,913	$16,674

Accident year loss ratio	46.0%	67.6%	49.8%
Net (favorable) adverse development	12.1%	39.9%	17.2%
Calendar year loss ratio	58.1%	107.5%	67.0%

Net losses and LAE decreased by $1.6 million, or 9.6%, for the three months ended June 30, 2018, as compared to the same period in 2017. The calendar year loss ratios were 61.8% and 67.0% for the three months ended June 30, 2018 and 2017, respectively.
The Company's incurred losses during the three months ended June 30, 2018, included unfavorable prior-year reserve development of $1.5 million. The Commercial lines experienced $568,000 of unfavorable reserve development, while personal lines was unfavorable by $918,000. The adverse development cover reinsurance agreement (the "ADC") provided $583,000 of benefit toward the adverse development, however another $980,000 of benefit to be received from the ADC was required to be deferred and recognized in future periods. Included in the unfavorable development was $121,000 attributable to additional 2017 losses from Hurricane Harvey for the three months ended June 30, 2018.
Total reserve development on prior accident years in the second quarter of 2017 was unfavorable by $4.3 million, or 17.2 percentage points.  This was primarily due to $1.6 million of adverse reserve development in the commercial liability line, $1.3 million from the Florida homeowners line of business, $613,000 from the commercial property line, and $245,000 from the commercial auto line of business.
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
The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2018	2017
Commercial Lines
Policy acquisition costs	24.5%	24.7%
Operating expenses	18.2%	12.0%
Total	42.7%	36.7%

Personal Lines
Policy acquisition costs	40.5%	31.3%
Operating expenses	10.6%	12.9%
Total	51.1%	44.2%

Corporate and Other
Operating expenses	0.5%	5.4%
Total	0.5%	5.4%

Consolidated
Policy acquisition costs	26.6%	25.8%
Operating expenses	17.6%	17.6%
Total	44.2%	43.4%
Our expense ratio increased 0.8 percentage points in the three months ended June 30, 2018, as compared to the same period in 2017. The increase in the ratio was mainly due to decreased net earned premium as the expenses were flat in the comparative periods. Net earned premiums in the quarter were reduced by $173,000 of reinstatement premiums related to Hurricane Irma and $364,000 of ceded premiums relating to a new commercial property treaty, effective January 1, 2018, that brings down the specific loss retention to $300,000 from $500,000. This new reinsurance layer is expected to provide additional property loss protection as we continue to expand the Hospitality books of business. The combined impact of both expenses increased the expense ratio in the quarter by one percentage point.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended June 30, 2018 and 2017, the percentage of policy acquisition costs to net earned premiums and other income was 26.6% and 25.8%, respectively. The increase in the policy acquisition cost ratio was due to the slight increase in ceded earned premium, resulting in slightly lower net earned premium.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 17.6% for each of the three months ended June 30, 2018 and 2017, respectively.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended June 30, 2018 and 2017 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Commercial Lines	$(271)	$1,057	$(1,328)	*

Personal Lines	(1,130)	(2,361)	1,231	52.1%

Corporate and Other	(53)	(1,299)	1,246	95.9%
Total Underwriting Loss	$(1,454)	$(2,603)	$1,149	*
*Percentage change is not meaningful

Results of Operations For The Six Months Ended June 30, 2018 and 2017
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Gross written premiums	$50,299	$53,455	$(3,156)	(5.9)%
Net written premiums	$42,439	$45,407	$(2,968)	(6.5)%

Net earned premiums	$47,739	$48,637	$(898)	(1.8)%
Other income	807	726	81	11.2%
Losses and loss adjustment expenses, net	28,396	32,407	(4,011)	(12.4)%
Policy acquisition costs	12,985	12,900	85	0.7%
Operating expenses	8,489	8,900	(411)	(4.6)%
Underwriting gain (loss)	(1,324)	(4,844)	3,520	(72.7)%
Net investment income	1,639	1,240	399	32.2%
Net realized investment gains (losses)	173	(8)	181	*
Change in fair value of equity securities (1)	(268)	—	(268)	*
Other gains	—	750	(750)	*
Interest expense	1,236	443	793	179.0%
Income (loss) before equity earnings in affiliate and income taxes	(1,016)	(3,305)	2,289	(69.3)%
Equity earnings (losses) of affiliates, net of tax	144	164	(20)	(12.2)%
Income tax expense (benefit)	28	(275)	303	*
Net income (loss)	$(900)	$(2,866)	$1,966	(68.6)%

Underwriting Ratios:
Loss ratio (2)	58.5%	65.7%
Expense ratio (3)	44.2%	44.2%
Combined ratio (4)	102.7%	109.9%

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
Our premiums are presented below for the six months ended June 30, 2018 and 2017 (dollars in thousands):

Summary of Premium Revenue

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Gross written premiums
Commercial lines	$46,796	$42,750	$4,046	9.5%
Personal lines	3,503	10,705	(7,202)	(67.3)%
Total	$50,299	$53,455	$(3,156)	(5.9)%

Net written premiums
Commercial lines	$41,706	$38,395	$3,311	8.6%
Personal lines	733	7,012	(6,279)	(89.5)%
Total	$42,439	$45,407	$(2,968)	(6.5)%

Net Earned premiums
Commercial lines	$41,000	$39,782	$1,218	3.1%
Personal lines	6,739	8,855	(2,116)	(23.9)%
Total	$47,739	$48,637	$(898)	(1.8)%

Gross written premiums decreased for the six months ended June 30, 2018, to $50.3 million, as compared to $53.5 million for the same period in 2017.
 Commercial lines gross written premiums increased $4.0 million, or 9.5%, to $46.8 million for the six months ended June 30, 2018, as compared to $42.8 million for the same period in 2017. The increased gross written premiums were equally due to an increase in our hospitality and small business programs compared to the same period in the prior year.
 Personal lines gross written premiums decreased $7.2 million, or 67.3%, to $3.5 million for the six months ended June 30, 2018, as compared to $10.7 million for the same period in 2017. The decrease was the result of Management's strategic decision to deemphasize the Company's Florida homeowners business and other wind-exposed business in Texas and Hawaii. The Florida homeowners business decreased by 68.4% for the six months ended June 30, 2018, compared to the same period in 2017.
 Net written premiums decreased $3.0 million, or 6.5%, to $42.4 million for the six months ended June 30, 2018, as compared to $45.4 million for the same period in 2017.
Other income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the six months ended June 30, 2018, increased $81,000, or 11.2%, to $807,000 as compared to $726,000 for the same period in 2017. The increase is due to growth in certain programs for which SIA is the agent.
Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the six months ended June 30, 2018 and 2017 (dollars in thousands).

Six months ended June 30, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$22,875	$4,051	$26,926
Net (favorable) adverse development	(340)	1,810	1,470
Calendar year net loss and LAE	$22,535	$5,861	$28,396

Accident year loss ratio	55.4%	56.8%	55.5%
Net (favorable) adverse development	(0.8)%	25.4%	3.0%
Calendar year loss ratio	54.6%	82.2%	58.5%

Six months ended June 30, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$18,942	$6,109	$25,051
Net (favorable) adverse development	5,287	2,069	7,356
Calendar year net loss and LAE	$24,229	$8,178	$32,407

Accident year loss ratio	47.2%	66.6%	50.8%
Net (favorable) adverse development	13.2%	22.5%	14.9%
Calendar year loss ratio	60.4%	89.1%	65.7%

Net losses and LAE decreased by $4.0 million, or 12.4%, for the six months ended June 30, 2018, as compared to the same period in 2017. The calendar year loss ratios were 58.5% and 65.7% for the six months ended June 30, 2018 and 2017, respectively. Before the impact of the ADC deferred gain and hurricane costs, the calendar year and accident year loss ratios were 52.2% and 54.9%, respectively.
Overall reserve development on prior accident years for the six months ended June 30, 2018 was $1.5 million of adverse development, or 3.0 percentage points on the loss ratio. The Commercial lines experienced $341,000 of favorable reserve development, while personal lines was unfavorable by $1.8 million. The ADC provided $862,000 of benefit toward the adverse development, however another $2.4 million of benefit to be received from the ADC was required to be deferred and recognized in future periods. Included in the unfavorable development was $388,000 attributable to additional 2017 losses from Hurricane Harvey.
Total adverse reserve development on prior accident years for the six months ended June 30, 2017, was $7.4 million, or 14.9 percentage points.  In the first half of 2017, the commercial liability line had $2.9 million, the commercial property line had $2.3 million and the Florida homeowners line had $1.7 million of reserve development.
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
The table below provides the expense ratio by major component.

	Six Months Ended June 30,
	2018	2017
Commercial Lines
Policy acquisition costs	25.6%	25.0%
Operating expenses	17.7%	12.2%
Total	43.3%	37.2%

Personal Lines
Policy acquisition costs	33.6%	31.4%
Operating expenses	10.1%	12.6%
Total	43.7%	44.0%

Corporate and Other
Operating expenses	0.9%	5.7%
Total	0.9%	5.7%

Consolidated
Policy acquisition costs	26.7%	26.2%
Operating expenses	17.5%	18.0%
Total	44.2%	44.2%

Our expense ratio remained flat in the six months ended June 30, 2018, as compared to the same period in 2017. While net earned premium decreased slightly, there was also a slight decrease in expenses. Net earned premiums in the six months ended June 30, 2018, were reduced by $540,000 of reinstatement premiums related to Hurricane Irma and $622,000 of ceded premiums relating to a new commercial property treaty, effective January 1, 2018, that brings down the specific loss retention to $300,000 from $500,000. This new reinsurance layer is expected to provide additional property loss protection as we continue to expand the Hospitality books of business. The combined impact of both expenses increased the expense ratio in the six month period by one percentage point.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the six months ended June 30, 2018 and 2017, the percentage of policy acquisition costs to net earned premiums and other income was 26.7% and 26.2%, respectively. The 0.5 percentage point increase in the policy acquisition cost ratio was due to the decreased net earned premium.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 17.5% and 18.0% for the six months ended June 30, 2018 and 2017, respectively. The reduction in operating expenses is driven by the company-wide initiative to continue to reduce costs.
Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the six months ended June 30, 2018 and 2017 (dollars in thousands):

Underwriting Gain (Loss)

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Commercial Lines	$859	$947	$(88)	(9.3)%

Personal Lines	(1,845)	(3,042)	1,197	(39.3)%

Corporate and Other	(338)	(2,749)	2,411	(87.7)%
Total Underwriting Loss	$(1,324)	$(4,844)	$3,520	(72.7)%
Excluded from the 2018 underwriting loss of $1.3 million, is $2.4 million of deferred gain related to the ADC that will be recognized in future periods.
Net Investment Income
Net investment income increased by $399,000, or 32.2%, to $1.6 million for the six months ended June 30, 2018, as compared to $1.2 million for the same period in 2017. This increase was the result of an increase in the average invested assets and the tax equivalent book yield. Average invested assets through the second quarter of 2018 were $149.1 million as compared to $132.4 million in 2017, an increase of $16.8 million, or 12.7%. As of June 30, 2018, the average invested asset balance was comprised of 88.3% of debt securities, 6.4% of equity securities and 5.3% of short term investments, compared to the June 30, 2017 mix of 86.7% of debt securities, 3.6% of equity securities and 9.7% of short term investments.
The portfolio’s average quality was AA at June 30, 2018 and December 31, 2017. The portfolio produced a tax equivalent book yield of 2.63% and 2.27% for the six months ended June 30, 2018 and 2017, respectively. The average duration of the debt securities portfolio was 3.2 years at June 30, 2018 and December 31, 2017, respectively.
Other Gains
There were no other gains for the six months ended June 30, 2018, compared to $750,000 for the same period in 2017. In June of 2017 the Company sold the renewal rights of a portion of the existing low value dwelling book of business to another carrier. The Company will continue writing this line of business in the future.

Interest Expense
Interest expense was $1.2 million and $443,000 for the six months ended June 30, 2018 and 2017, respectively. The debt balance at June 30, 2018 was $29.1 million, compared to $16.4 million at June 30, 2017. Additionally, the current Notes carry a higher interest rate than the previous credit facility that existed at June 30, 2017.
Income Tax Expense
The Company had $28,000 of income tax expense and $275,000 of income tax benefit for the six months ended June 30, 2018 and 2017, respectively. The income tax expense for the six months ended June 30, 2018, was related to state income taxes. The income tax benefit for the six months ended June 30, 2017 was largely the result of the tax impact of changes in the valuation allowance on its deferred taxes related to changes in unrealized gains.

Liquidity and Capital Resources
Sources and Uses of Funds
At June 30, 2018, we had $21.4 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the six months ended June 30, 2018.
Cash Flows
Operating Activities. Cash used in operating activities for the six months ended June 30, 2018, was $7.1 million as compared to $7.4 million provided by operating activities for the same period in 2017. The decrease in cash provided by operations was primarily related to the increase in paid loss and loss adjustment expenses.
Investing Activities. Cash provided by investing activities for the six months ended June 30, 2018, was $12.3 million as compared to cash used in investing activities of $7.6 million for the same period in 2017. The fluctuation in the funds used in routine investing activities correlates to the timing of when the portfolio investments matured and securities were repurchased.
Financing Activities. There was no cash used in financing activities for the six months ended June 30, 2018, compared to $1.4 million used in financing activities for the same period in 2017. The cash used in financing activities in 2017 was from net repayment of borrowings under debt arrangements.
Outstanding Debt
We are party to $30.0 million in subordinated notes, effective September 29, 2017. The notes have a maturity date of September 29, 2032, bear interest, payable quarterly at a fixed annual rate of 8.0%, and allows for up to four quarterly interest deferrals. Our total outstanding debt at June 30, 2018, was $29.1 million. As there are no required principle payments in the short-term, our minimum interest payments on our debt for the remaining six months of 2018 is $1.2 million and $4.8 million for 2018-2019. Refer to Note 7 ~ Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $65.9 million and $62.5 million at June 30, 2018 and December 31, 2017, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(1,113)	$(1,067)	$(900)	$(2,866)
Exclude:
Net realized gains (losses) and other gains, net of tax	12	750	173	742
Tax effect of investment unrealized gains and losses	—	281	—	281
Change in fair value of equity securities, net of tax	29	—	(268)	—
(Increase) in deferred gain on losses ceded to ADC, net of tax	(981)	—	(2,412)	—
Adjusted operating income (loss)	$(173)	$(2,098)	$1,607	$(3,889)

Weighted average common shares diluted	8,520,328	7,633,069	8,520,328	7,633,069
Diluted income (loss) per common share:
Net income (loss)	$(0.13)	$(0.14)	$(0.11)	$(0.38)
Exclude:
Net realized gains (losses) and other gains, net of tax	—	0.10	0.02	0.10
Tax effect of investment unrealized gains and losses	—	0.04	—	0.04
Change in fair value of equity securities, net of tax	—	—	(0.03)	—
(Increase) in deferred gain on losses ceded to ADC, net of tax	(0.11)	—	(0.28)	—
Adjusted operating income (loss) per share	$(0.02)	$(0.28)	$0.18	$(0.52)

We use adjusted operating income and adjusted operating income per share to assess our performance and to evaluate the results of our overall business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to debt securities that are available for sale and not held for trading purposes. The change in fair value of equity securities and realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Adjusted operating income also excludes the deferment of ceded losses related to the ADC (“deferred gain”) that are directly related to gross losses reported in the current period. Deferring these ceded losses (while required under GAAP) does not reflect the economics of the reinsurance agreement which allows gross losses subject to the ADC to be offset by ceded losses in that period. Accordingly, adjusted operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate adjusted operating income and adjusted operating income per share, along with net income and net income per share, when reviewing and evaluating our performance.

Recently Issued Accounting Pronouncements
 Refer to Note 1 ~ Summary of Significant Accounting Policies – Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2018. Our market risk sensitive instruments are primarily related to our debt securities.
Interest Rate Risk
At June 30, 2018, the fair value of our investment portfolio, excluding cash and cash equivalents, was $140.6 million. Our investment portfolio consists principally of investment-grade, debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of June 30, 2018 and December 31, 2017 was 3.2 years, respectively.
The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of June 30, 2018. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of June 30, 2018	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$122,654	$(8,387)	(6.4)%	(16.7)%
100 basis point increase	126,848	(4,193)	(3.2)%	(8.4)%
No change	131,041	—	—%	—%
100 basis point decrease	134,972	3,931	3.0%	7.8%
200 basis point decrease	138,510	7,469	5.7%	14.9%

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
At June 30, 2018, the net amount due to the Company from reinsurers, including ceded unearned premiums, was $24.4 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2018.
Changes in Internal Control over Financial Reporting
For the three months ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2018, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

The following risks should be considered in addition to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 15, 2018:
Some of the business activities of the Company, namely providing certain types of insurance to the cannabis industry, while believed to be compliant with applicable state law, may be deemed illegal under federal law. If the Company is impacted by law enforcement authorities or activities, it could adversely affect the Company’s business.
The medicinal marijuana industry is currently conducted in numerous states, plus the District of Columbia, that have passed laws either decriminalizing or legalizing the medicinal use of medical marijuana. However, under United States federal law, the possession, use, cultivation, and transfer of cannabis is illegal. The federal, and in some cases state, law enforcement authorities have closed down cannabis dispensaries and investigated and/or closed manufacturers that provide medicinal marijuana. This may affect the Company’s ability to write premiums in those states, or in those regions affected by these activities. To the extent that federal and state enforcement efforts reduce the number of new dispensaries entering the cannabis industry, it could have an effect on the Company’s current and future business.
Because we rely on fronting carriers to assist us in writing a portion of our premiums written, our top line could be impacted should our current carrier withdraw and we were unable to replace them with another market.
We utilize various fronting arrangements to access markets which require a higher A.M. Best rating than what we currently have, or where the policies are written in a state where we are not licensed.  We rely on these fronting arrangements to access these markets.  Approximately 28% of our gross written premiums for the six months ended June 30, 2018, was written through a fronting arrangement.  If we lose our current fronting arrangements, we would need to replace them with new arrangements which could take time, may be at a higher cost than our existing arrangements, or we may not find another suitable fronting company.  Also, if regulators in any of the states where we conduct our fronted business were to prohibit or limit those arrangements, we would be prevented or limited from conducting that business.  This could have a material adverse effect on our results of operations and financial condition.

Unauthorized disclosure of personal information held by us may adversely affect our business.
We keep and manage personal information obtained from customers in relation to our insurance business. In recent years, there have been many cases of personal information and records in the possession of corporations and institutions being improperly accessed or disclosed. Although we exercise care in protecting the confidentiality of personal information and take steps to ensure security of such information, if any material unauthorized disclosure of personal information does occur, our credibility and brand image may suffer. In addition, we may have to provide compensation for economic loss arising out of a failure to protect such information, thereby materially adversely affecting our results of operations and financial condition

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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
On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock. Under this program, management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. The Company did not repurchase any of its outstanding common stock during 2017 or in the first half of 2018.
No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.15*	Credit Agreement Dated as of June 21, 2018 with The Huntington National Bank

10.16*	First Amendment to Note Purchase Agreement dated as of June 21, 2018, between the Company and Elanus Capital Investments Master SP Series 3

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 8, 2018