Form 10-Q
period 2018-09-30
Conifer Holdings, Inc.
filed 2018-11-07
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 5, 2018, was 8,602,703.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $125,018 and $137,004, respectively)	$121,996	$136,536
Equity securities, at fair value (cost of $8,890 and $8,629, respectively)	9,832	9,687
Short-term investments, at fair value	9,905	11,427
Total investments	141,733	157,650

Cash	16,455	11,868
Premiums and agents' balances receivable, net	22,415	22,845
Receivable from affiliate	1,321	1,195
Reinsurance recoverables on unpaid losses	27,118	20,066
Reinsurance recoverables on paid losses	2,540	4,473
Prepaid reinsurance premiums	1,498	1,081
Deferred policy acquisition costs	11,843	12,781
Other assets	8,074	7,073
Total assets	$232,997	$239,032

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$91,046	$87,896
Unearned premiums	51,701	57,672
Reinsurance premiums payable	—	3,299
Debt	29,750	29,027
Accounts payable and other liabilities	13,961	8,312
Total liabilities	186,458	186,206

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 8,602,703 and 8,520,328 issued and outstanding, respectively)	86,915	86,199
Accumulated deficit	(36,982)	(33,010)
Accumulated other comprehensive income (loss)	(3,394)	(363)
Total shareholders' equity	46,539	52,826
Total liabilities and shareholders' equity	$232,997	$239,032

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Premiums
Gross earned premiums	$27,318	$28,891	$82,899	$85,493
Ceded earned premiums	(3,868)	(11,232)	(11,711)	(19,198)
Net earned premiums	23,450	17,659	71,188	66,295
Net investment income	786	768	2,425	2,008
Net realized investment gains (losses)	(21)	39	152	31
Change in fair value of equity securities	151	—	(116)	—
Other gains	—	—	—	750
Other income	405	477	1,212	1,203
Total revenue	24,771	18,943	74,861	70,287

Expenses
Losses and loss adjustment expenses, net	16,554	26,468	44,950	58,875
Policy acquisition costs	6,452	6,655	19,437	19,555
Operating expenses	4,786	4,474	13,276	13,374
Interest expense	598	303	1,834	745
Total expenses	28,390	37,900	79,497	92,549

Income (loss) before equity earnings of affiliates and income taxes	(3,619)	(18,957)	(4,636)	(22,262)
Equity earnings of affiliates, net of tax	93	(76)	237	89
Income tax (benefit) expense	25	(135)	52	(410)

Net income (loss)	$(3,551)	$(18,898)	$(4,451)	$(21,763)

Earnings (loss) per common share, basic and diluted	$(0.42)	$(2.46)	$(0.52)	$(2.85)

Weighted average common shares outstanding, basic and diluted	8,553,613	7,675,952	8,531,545	7,647,520

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(3,551)	$(18,898)	$(4,451)	$(21,763)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(352)	377	(2,574)	1,281
Income tax (benefit) expense	—	117	—	398
Unrealized investment gains (losses), net of tax	(352)	260	(2,574)	883

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(18)	7	(22)	57
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	(18)	7	(22)	57

Other comprehensive income (loss)	(334)	253	(2,552)	826

Total comprehensive income (loss)	$(3,885)	$(18,645)	$(7,003)	$(20,937)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands)

	No Par, Common Stock			Accumulated Other	Total Shareholders' Equity
	Shares	Amount	Accumulated deficit	Comprehensive Income (Loss)
Balances at December 31, 2016	7,633,070	$80,342	$(11,468)	$(1,080)	$67,794
Net loss	—	—	(21,763)	—	(21,763)
Issuance of common stock in private placement	800,000	5,000			5,000
Common stock issuance costs		(13)			(13)
Restricted stock unit expense, net	85,418	650	—	—	650
Other comprehensive income	—	—	—	826	826
Balances at September 30, 2017	8,518,488	85,979	(33,231)	(254)	52,494
Net loss	—	—	221	—	221
Common stock issuance costs	—	(25)	—	—	(25)
Restricted stock unit expense, net	1,840	245	—	—	245
Other comprehensive income	—	—	—	(109)	(109)
Balances at December 31, 2017	8,520,328	86,199	(33,010)	(363)	52,826
Net loss	—	—	(4,451)	—	(4,451)
Restricted stock unit expense, net	82,375	716	—	—	716
Other comprehensive loss	—	—	—	(2,552)	(2,552)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	556	(556)	—
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	(77)	77	—
Balances at September 30, 2018	8,602,703	$86,915	$(36,982)	$(3,394)	$46,539

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$(4,451)	$(21,763)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	254	296
Amortization of bond premium and discount, net	392	395
Net realized investment (gains) losses	(152)	(31)
Change in fair value of equity securities	116	—
Restricted stock unit expenses	716	650
Other	(237)	(89)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	304	3,467
Reinsurance recoverables	(5,119)	(8,274)
Prepaid reinsurance premiums	(417)	3,038
Deferred policy acquisition costs	938	537
Other assets	(900)	4,025
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	3,150	28,105
Unearned premiums	(5,971)	(2,457)
Accounts payable and other liabilities	3,866	9,607
Net cash provided by (used in) operating activities	(7,511)	17,506
Cash Flows From Investing Activities
Purchase of investments	(63,599)	(159,242)
Proceeds from maturities and redemptions of investments	18,460	18,128
Proceeds from sales of investments	56,632	126,345
Purchases of property and equipment	(69)	(6)
Net cash provided by (used in) investing activities	11,424	(14,775)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	4,375
Borrowings under debt arrangements	22,000	32,000
Repayment of borrowings under debt arrangements	(20,000)	(19,750)
Payment of equity issuance costs	—	(13)
Payment of debt issuance costs	(1,326)	(990)
Net cash provided by (used in) financing activities	674	15,622
Net increase (decrease) in cash	4,587	18,353
Cash at beginning of period	11,868	12,493
Cash at end of period	$16,455	$30,846
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,386	$860
Payable for securities - non cash item	1,681	1,500
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
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has applied the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the nine months ended September 30, 2018, are not necessarily indicative of the results expected for the year ended December 31, 2018.
These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the SEC.
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
 Recently Issued Accounting Guidance
Effective January 1, 2018, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of adoption of this ASU, equity instruments that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. Previously, the Company’s equity securities were classified as available-for-sale and changes in fair value were recorded in other comprehensive income. Upon adoption of this ASU, cumulative net unrealized gains on equity securities of $1.1 million, net of deferred income taxes of $0.5 million, were reclassified from accumulated other comprehensive income into accumulated deficit. Prior periods have not been recast to conform to the current presentation. See Note 2 ~ Investments for details regarding the change in net unrealized gains on equity securities included in net income for the current quarter ended September 30, 2018.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which addresses the financial reporting of leasing transactions. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the consolidated statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the consolidated statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the consolidated statement of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. We do not have any financing leases. If the standard were adopted as of September 30, 2018, approximately $4.4 million of future lease liabilities would be added to our balance sheet with a corresponding right-of-use asset. We have approximately $860,000 of operating lease expenses for the nine months ended September 30, 2018, and do not expect that there would be a materially different expense upon adoption.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 840), which modifies the disclosure requirements for assets and liabilities measured at fair value. The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted upon the issuance of this update. Management is currently evaluating the impact of the guidance.

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at September 30, 2018 and December 31, 2017, were as follows (dollars in thousands):

	September 30, 2018
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$15,809	$1	$(307)	$15,503
State and local government	16,004	57	(305)	15,756
Corporate debt	31,742	86	(706)	31,122
Asset-backed securities	24,006	22	(187)	23,841
Mortgage-backed securities	31,320	9	(1,524)	29,805
Commercial mortgage-backed securities	3,890	—	(100)	3,790
Collateralized mortgage obligations	2,247	7	(75)	2,179
Total debt securities available for sale	$125,018	$182	$(3,204)	$121,996

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$17,179	$10	$(99)	$17,090
State and local government	17,302	255	(54)	17,503
Corporate debt	38,947	170	(209)	38,908
Asset-backed securities	23,539	36	(35)	23,540
Mortgage-backed securities	33,942	38	(522)	33,458
Commercial mortgage-backed securities	3,532	3	(44)	3,491
Collateralized mortgage obligations	2,563	19	(36)	2,546
Total debt securities available for sale	137,004	531	(999)	136,536
Equity Securities (1)	8,629	1,240	(182)	9,687
Total securities available for sale	$145,633	$1,771	$(1,181)	$146,223
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
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	September 30, 2018
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	9	$9,877	$(165)	10	$5,300	$(142)	19	$15,177	$(307)
State and local government	40	9,239	(185)	9	2,827	(120)	49	12,066	(305)
Corporate debt	47	14,716	(247)	11	7,118	(459)	58	21,834	(706)
Asset-backed securities	29	18,228	(173)	5	972	(14)	34	19,200	(187)
Mortgage-backed securities	19	6,664	(242)	28	20,999	(1,282)	47	27,663	(1,524)
Commercial mortgage-backed securities	4	2,310	(26)	2	1,400	(74)	6	3,710	(100)
Collateralized mortgage obligations	9	275	(4)	3	1,553	(71)	12	1,828	(75)
Total debt securities available for sale	157	$61,309	$(1,042)	68	$40,169	$(2,162)	225	$101,478	$(3,204)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	12	$11,555	$(64)	7	$2,207	$(35)	19	$13,762	$(99)
State and local government	10	3,511	(20)	7	1,424	(34)	17	4,935	(54)
Corporate debt	38	15,236	(46)	10	6,555	(163)	48	21,791	(209)
Asset-backed securities	20	13,948	(29)	3	915	(6)	23	14,863	(35)
Mortgage-backed securities	6	4,935	(19)	26	24,939	(503)	32	29,874	(522)
Commercial mortgage-backed securities	3	2,026	(12)	2	722	(32)	5	2,748	(44)
Collateralized mortgage obligations	8	1,870	(36)	—	—	—	8	1,870	(36)
Total debt securities available for sale	97	53,081	(226)	55	36,762	(773)	152	89,843	(999)
Equity Securities (1)	13	436	(75)	4	266	(107)	17	702	(182)
Total securities available for sale	110	$53,517	$(301)	59	$37,028	$(880)	169	$90,545	$(1,181)
 (1) Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation. Refer to Note 1 ~ Summary of Significant Accounting Policies for further details.
The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the nine months ended September 30, 2018 and 2017.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Debt securities	$801	$733	$2,495	$2,030
Equity securities	33	44	98	94
Cash and short-term investments	19	64	55	91
Total investment income	853	841	2,648	2,215
Investment expenses	(67)	(73)	(223)	(207)
Net investment income	$786	$768	$2,425	$2,008

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Debt securities:
Gross realized gains	$52	$29	$54	$29
Gross realized losses	(131)	(1)	(146)	(8)
Total debt securities	(79)	28	(92)	21
Equity securities:
Gross realized gains	84	11	290	40
Gross realized losses	(26)	—	(46)	(30)
Total equity securities	58	11	244	10
Total net realized investment gains (losses)	$(21)	$39	$152	$31
 Proceeds from the sales of debt securities, maturities and other redemptions (primarily the return of capital) were $23.5 million and $19.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available for sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in fair value of equity securities are now recognized in net income. The change in fair value of equity securities included in net income for the three and nine months ended September 30, 2018, was a $151,000 gain and a $116,000 loss, respectively. Prior periods have not been recast for the adoption of this guidance.
 The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2018. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,009	$6,986
Due after one year through five years	35,377	34,818
Due after five years through ten years	12,972	12,578
Due after ten years	8,197	7,999
Securities with contractual maturities	63,555	62,381
Asset-backed securities	24,006	23,841
Mortgage-backed securities	31,320	29,805
Commercial mortgage-backed securities	3,890	3,790
Collateralized mortgage obligations	2,247	2,179
Total debt securities	$125,018	$121,996
 At September 30, 2018 and December 31, 2017, the Insurance Company Subsidiaries had an aggregate of $8.2 million on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At September 30, 2018 and December 31, 2017, the Company had $41.0 million and $18.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2018 and December 31, 2017 (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2018
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$15,503	$—	$15,503	$—
State and local government	15,756	—	15,756	—
Corporate debt	31,122	—	31,122	—
Asset-backed securities	23,841	—	23,841	—
Mortgage-backed securities	29,805	—	29,805	—
Commercial mortgage-backed securities	3,790	—	3,790	—
Collateralized mortgage obligations	2,179	—	2,179	—
Total debt securities	121,996	—	121,996	—
Equity Securities	5,645	5,381	264	—
Short-term investments	9,905	9,905	—	—
Total marketable investments measured at fair value	$137,546	$15,286	$122,260	$—

Investments measured at NAV:
Investment in limited partnership	$4,187
Total investments measured at NAV	$4,187

Total assets measured at fair value	$141,733

Liabilities:
Senior Unsecured Notes *	$22,000	$22,000	$—	$—
Subordinated Notes *	9,907	—	—	9,907
Total Liabilities measured at fair value	$31,907	$22,000	$—	$9,907
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
* Carried at cost or amortized cost on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 10.8% of the fair value of the total investment portfolio as of September 30, 2018.
Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 86.3% of the fair value of the total investment portfolio as of September 30, 2018.
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
As of September 30, 2018, Level 3 is entirely comprised of the Company's subordinated debt. In determining the fair value of the subordinated debt outstanding at September 30, 2018, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 29, 2017 (the date of issuance) were fed into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then fed back into the model along with the September 30, 2018, U.S. Treasury rates. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2018 and 2017, respectively.

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended September 30, 2018 and 2017. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$12,021	$12,649	$12,781	$13,290

Deferred policy acquisition costs	6,274	6,759	18,499	19,018
Amortization of policy acquisition costs	(6,452)	(6,655)	(19,437)	(19,555)
Net change	(178)	104	(938)	(537)

Balance at end of period	$11,843	$12,753	$11,843	$12,753

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross reserves - beginning of period	$83,662	$66,917	$87,896	$54,651
Less: reinsurance recoverables on unpaid losses	20,467	10,552	20,066	6,658
Plus: deferred gain on ADC	(2,412)	—	—	—
Net reserves - beginning of period	65,607	56,365	67,830	47,993

Add: incurred losses and LAE, net of reinsurance:
Current period	13,153	24,398	40,079	49,449
Prior period	3,401	2,070	4,871	9,426
Total net incurred losses and LAE	16,554	26,468	44,950	58,875

Deduct: loss and LAE payments, net of reinsurance:
Current period	5,423	7,194	11,448	14,410
Prior period	7,877	6,411	32,471	23,230
Total net loss and LAE payments	13,300	13,605	43,919	37,640

Net reserves - end of period	68,861	69,228	68,861	69,228
Plus: reinsurance recoverables on unpaid losses	27,118	13,528	27,118	13,528
Less: deferred gain on ADC	(4,933)	—	(4,933)	—
Gross reserves - end of period	$91,046	$82,756	$91,046	$82,756

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
The Company accounts for the agreement as retroactive reinsurance. For the three and nine months ended September 30, 2018, the Company recorded $4.1 million and $7.3 million of net adverse loss development covered under this agreement, which increased the retroactive reinsurance recoverable to $14.5 million, leaving $3.0 million of coverage remaining on the ADC. The Company recorded the retroactive reinsurance recoverable in excess of the consideration as a deferred gain that is amortized to earnings using the interest method over the estimated claims settlement period. As of September 30, 2018, the deferred gain of $4.9 million, net of amortization, is included in Other Liabilities on the consolidated balance sheets.
The Company’s incurred losses during the three and nine months ended September 30, 2018, included adverse prior-year reserve development of $3.4 million and $4.9 million, respectively. Before the effect of the ADC deferred gain, the commercial lines of business reported $4.2 million of adverse prior-year development and personal lines reported $612,000 of adverse development for the three months ended September 30, 2018. Before the effect of the ADC deferred gain, the commercial lines of business reported $5.3 million of adverse prior-year development and personal lines reported $1.9 million of adverse development for the nine months ended September 30, 2018. Included in the unfavorable development was $83,000 and $471,000 attributable to additional 2017 losses from Hurricane Harvey for the three and nine months ended September 30, 2018, respectively. The ADC had a favorable impact of $1.5 million and $2.4 million on prior year reserve development for the three and nine months ended September 30, 2018, respectively.
The Company’s incurred losses during the three and nine months ended September 30, 2017, included prior-year adverse reserve development of $2.1 million and $9.4 million, respectively. The $2.1 million of net adverse development was

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

6.     Reinsurance
In the normal course of business, the Company seeks to minimize the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. The Company participates in reinsurance agreements in order to limit its loss exposure including protecting against catastrophe losses. The Company primarily ceded all specific property risks in excess of $300,000 in 2018 and $500,000 in 2017 and primarily ceded all specific liability risks in excess of $500,000 in both 2018 and 2017. Reinsurance does not discharge the direct insurer from liability to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables.
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
The following table presents the effects of such reinsurance and assumption transactions on premiums and losses and LAE (dollars in thousands). The 2018 ceded written and earned premium amounts include $257,000 and $797,000 of reinsurance reinstatement costs relating to Hurricane Irma for the three and nine months ended September 30, 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Written premiums:
Direct	$16,814	$20,112	$53,237	$61,731
Assumed	9,815	9,469	23,691	21,305
Ceded	(3,783)	(11,186)	(11,642)	(19,235)
Net written premiums	$22,846	$18,395	$65,286	$63,801

Earned premiums:
Direct	$19,955	$21,797	$61,739	$65,817
Assumed	7,363	7,094	21,160	19,676
Ceded	(3,868)	(11,232)	(11,711)	(19,198)
Net earned premiums	$23,450	$17,659	$71,188	$66,295

Losses and LAE:
Direct	$19,324	$27,268	$46,714	$59,496
Assumed	5,027	5,313	11,996	14,017
Ceded	(7,797)	(6,113)	(13,760)	(14,638)
Net Losses and LAE	$16,554	$26,468	$44,950	$58,875

7.     Debt
The Company's debt is comprised of three instruments: $22.0 million of senior unsecured notes which were issued in September 2018, a $10.0 million line of credit which commenced in June 2018, and $30.0 million of subordinated notes which commenced in September 2017. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Senior unsecured notes	$20,779	$—
Subordinated notes	8,971	29,027
Line of credit	—	—
Total	$29,750	$29,027
On September 24, 2018, the Company issued $22.0 million of senior unsecured notes (the "Notes"). The Notes bear interest at the rate of 6.75% per year, and interest on the Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2018. The Notes will mature on September 30, 2023. The Company may redeem the Notes, in whole or in part at any time or from time to time on or after September 30, 2021, at the redemption price of 100% aggregate principal amount, plus any accrued and unpaid interest. $20.0 million of the proceeds from the Notes were used to pay off the Company's private placement subordinated notes (the "Subordinated Notes").
On June 21, 2018, the Company entered into a $10.0 million line of credit. The agreement has a maturity date of June 21, 2019 and bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels. As of September 30, 2018, the Company has not drawn down on the line of credit.
On September 29, 2017, the Company executed $30.0 million of Subordinated Notes. The Subordinated Notes have a maturity date of September 29, 2032, bear interest, payable quarterly at a fixed annual rate of 8.0%, and allow for up to four quarterly interest deferrals. On the fifth and tenth anniversary of the Subordinated Notes, the interest rate resets to 1,250 basis points and 1,500 basis points, respectively, above the 5-year mid-swap rate. The Company paid down $20.0 million of the Subordinated Notes in September 2018.
The carrying value of the Notes and Subordinated Notes are offset by $1.2 million and $1.0 million of debt issuance costs, respectively. The debt issuance costs will be amortized through interest expense over the life of the loans.
The Subordinated Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. At September 30, 2018, the Company was in compliance with all of its financial covenants.

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
 On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock. Under this program, management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depends on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. For the nine months ended September 30, 2018 and 2017, the Company had not repurchased any shares of stock. Repurchased shares remain authorized but not issued or outstanding, and are available to be reissued in the future.
As of September 30, 2018 and December 31, 2017, the Company had 8,602,703 and 8,520,328 issued and outstanding shares of common stock, respectively.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

9. Accumulated Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$(3,060)	$(507)	$(363)	$(1,080)
Other comprehensive income (loss) before reclassifications	(352)	260	(2,574)	883
Less: amounts reclassified from accumulated other comprehensive income (loss)	(18)	7	(22)	57
Net current period other comprehensive income (loss)	(334)	253	(2,552)	826
Plus: cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	(556)	—
Plus: cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	77	—
Balance at end of period	$(3,394)	$(254)	$(3,394)	$(254)

10. Earnings Per Share
 Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(3,551)	$(18,898)	$(4,451)	$(21,763)

Weighted average common shares, basic and diluted*	8,553,613	7,675,952	8,531,545	7,647,520

Earnings (loss) per common share, basic and diluted	$(0.42)	$(2.46)	$(0.52)	$(2.85)
* The 273,000 and 309,000 nonvested shares of the restricted stock units were anti-dilutive as of September 30, 2018 and September 30, 2017, respectively. Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended September 30, 2018 and September 30, 2017.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following summarizes our RSU activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2016	416	$9.87
Units vested	(93)	9.97
Units forfeited	(14)	9.95
Outstanding at September 30, 2017	309	$9.84
Units vested	(2)	9.56
Outstanding at December 31, 2017	307	$9.84
Units granted	70	5.76
Units vested	(89)	10.02
Units forfeited	(15)	8.81
Outstanding at September 30, 2018	273	$8.79
The Company recorded $716,000 and $650,000 of compensation expense related to the RSUs for the nine months ended September 30, 2018 and 2017, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of September 30, 2018, was $2.2 million.

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
 The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision-making group in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision-making group, comprised of key senior executives, reviews a number of financial measures including gross written premiums, net earned premiums and losses and LAE, net of reinsurance recoveries. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for underwriting personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida,

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Michigan, Texas and Pennsylvania. For the nine months ended September 30, 2018 and 2017, gross written premiums attributable to these four states were 54% and 60%, respectively, of the Company’s total gross written premiums.
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
The following tables present information by reportable operating segment (dollars in thousands):

Three Months Ended September 30, 2018	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$24,806	$1,823	$—	$26,629
Net written premiums	$22,160	$686	$—	$22,846

Net earned premiums	$21,270	$2,180	$—	$23,450
Other income	167	199	39	405
Total revenue	21,437	2,379	39	23,855
Losses and loss adjustment expenses, net	14,445	2,109	—	16,554
Policy acquisition costs	5,441	1,011	—	6,452
Operating expenses	3,969	416	401	4,786
Total expenses	23,855	3,536	401	27,792
Underwriting gain (loss)	$(2,418)	$(1,157)	$(362)	$(3,937)

Net investment income			786	786
Net realized investment gains			(21)	(21)
Change in fair value of equity securities			151	151
Interest expense			(598)	(598)
Income (loss) before equity earnings of affiliates and income taxes			$(44)	$(3,619)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$23,509	$6,072	$—	$29,581
Net written premiums	$16,221	$2,174	$—	$18,395

Net earned premiums	$15,658	$2,001	$—	$17,659
Other income	162	281	34	477
Total revenue	15,820	2,282	34	18,136
Losses and loss adjustment expenses, net	19,589	6,879	—	26,468
Policy acquisition costs	5,161	1,494	—	6,655
Operating expenses	3,322	808	344	4,474
Total expenses	28,072	9,181	344	37,597
Underwriting gain (loss)	$(12,252)	$(6,899)	(310)	(19,461)

Net investment income			768	768
Net realized investment gains			39	39
Interest expense			(303)	(303)
Income (loss) before equity earnings of affiliates and income taxes			$194	$(18,957)

Nine Months Ended September 30, 2018	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$71,602	$5,326	$—	$76,928
Net written premiums	$63,866	$1,420	$—	$65,286

Net earned premiums	$62,270	$8,918	$—	$71,188
Other income	471	593	148	1,212
Total revenue	62,741	9,511	148	72,400
Losses and loss adjustment expenses, net	36,979	7,971	—	44,950
Policy acquisition costs	16,028	3,409	—	19,437
Operating expenses	11,294	1,134	848	13,276
Total expenses	64,301	12,514	848	77,663
Underwriting gain (loss)	$(1,560)	$(3,003)	(700)	(5,263)

Net investment income			2,425	2,425
Net realized investment gains			152	152
Change in fair value of equity securities			(116)	(116)
Interest Expense			(1,834)	(1,834)
Income (loss) before equity earnings of affiliates and income taxes			$(73)	$(4,636)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$66,258	$16,778	$—	$83,036
Net written premiums	$54,616	$9,185	$—	$63,801

Net earned premiums	$55,443	$10,852	$—	$66,295
Other income	485	601	117	1,203
Total revenue	55,928	11,453	117	67,498
Losses and loss adjustment expenses, net	43,819	15,056	—	58,875
Policy acquisition costs	15,180	4,375	—	19,555
Operating expenses	8,231	1,967	3,176	13,374
Total expenses	67,230	21,398	3,176	91,804
Underwriting gain (loss)	$(11,302)	$(9,945)	(3,059)	(24,306)

Net investment income			2,008	2,008
Net realized investment gains (losses)			31	31
Other gains			750	750
Interest expense			(745)	(745)
Income (loss) before equity earnings of affiliates and income taxes			$(1,015)	$(22,262)

14.     Subsequent Events
On October 12, 2018 the Company announced that the underwriters for the previously announced public offering of the Company’s 6.75% Senior Unsecured Notes due 2023 exercised in full their over-allotment option to purchase an additional $3.3 million aggregate principal amount of the Notes. The total aggregate principal amount of Notes sold by the Company in the offering increased to $25.3 million. The principal amount of the Notes is offset by approximately $1.4 million of debt issuance costs for a net carrying value of $23.9 million. Refer to Note 7 ~ Debt for further details of the previously announced public offering.
On November 2, 2018, the Company amended the terms of the Subordinated Notes. Under the new terms, the Subordinated Notes carry a principle value of $10.5 million and mature on September 30, 2038.  The Subordinated Notes bear an annual interest rate of 7.5% until September 30, 2023, and 12.5% thereafter.  Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2018. Beginning September 30, 2021, the Company may redeem the Subordinated Notes, in whole or in part, or any quarter thereafter, for a call premium of $1.1 million on September 30, 2021.  The call premium escalates quarterly to $1.75 million on September 30, 2023, then steps up to $3.05 million on December 31, 2023, and increases quarterly at a 12.5% per annum rate thereafter.  The debt covenants are consistent with the existing Subordinated Note terms.  A $105,000 loan origination fee was paid on the effective date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2018 and 2017

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A, filed on May 14, 2018 with the U. S. Securities and Exchange Commission.
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
The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K/A (“Item 1A Risk Factors”) for the fiscal year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.
Business Overview
We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Our growth has been significant since our founding in 2009. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 45 states, including the District of Columbia. We are also licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia, and we offer our insurance products in all 50 states.
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
Through our personal insurance product lines, we offer homeowners insurance and dwelling fire insurance policies to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of either wind-exposed homeowners insurance providing hurricane and wind coverage to underserved homeowners in Texas, Hawaii and Florida or low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana and
Texas. Due to recent Florida-based industry events, we have been de-emphasizing our Florida homeowners' business and reducing our exposures in that state, as well as other wind-exposed states like Texas and Hawaii.
Recent Developments
On October 12, 2018, the Company announced that the underwriters exercised in full their overallotment option to purchase an additional $3.3 million aggregate principal amount of the Company’s 6.75% Senior Unsecured Notes due 2023 (the Notes). The sale of these additional Notes increased the total aggregate principal amount of Notes sold by the Company in the offering to $25.3 million.

On November 2, 2018, the Company amended the terms of the Subordinated Notes. Under the new terms, the Subordinated Notes carry a principle value of $10.5 million and mature on September 30, 2038.  The Subordinated Notes bear an annual interest rate of 7.5% until September 30, 2023, and 12.5% thereafter.  Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2018. Beginning September 30, 2021, the Company may redeem the Subordinated Notes, in whole or in part, or any quarter thereafter, for a call premium of $1.1 million on September 30, 2021.  The call premium escalates quarterly to $1.75 million on September 30, 2023, then steps up to $3.05 million on December 31, 2023, and increases quarterly at a 12.5% per annum rate thereafter.  The debt covenants are consistent with the existing Subordinated Note terms.  A $105,000 loan origination fee was paid on the effective date.
Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 14, 2018.

Executive Overview
The Company reported a net loss of $3.6 million, or $0.42 per share and $4.5 million, or $0.52 per share, for the three and nine months ended September 30, 2018, respectively, compared to a net loss of $18.9 million, or $2.46 per share, and $21.8 million, or $2.85, for the same periods in 2017.
Adjusted operating loss, a non-GAAP measure, was $1.2 million, or $0.14 per share for the three months ended September 30, 2018. Adjusted operating income was $446,000, or $0.05 per share, for the nine months ended September 30, 2018. Adjusted operating loss was $19.1 million, or $2.48 per share, and $22.9 million, or $3.00 per share, for the three and nine months ended September 30, 2017.
Our combined ratio was 116.5% and 107.3% for the three and nine months ended September 30, 2018, compared to 207.3% and 136.0% for the same periods in 2017, respectively.

Results of Operations For The Three Months Ended September 30, 2018 and 2017
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Gross written premiums	$26,629	$29,581	$(2,952)	(10.0)%
Net written premiums	$22,846	$18,395	$4,451	24.2%

Net earned premiums	$23,450	$17,659	$5,791	32.8%
Other income	405	477	(72)	(15.1)%
Losses and loss adjustment expenses, net	16,554	26,468	(9,914)	(37.5)%
Policy acquisition costs	6,452	6,655	(203)	(3.1)%
Operating expenses	4,786	4,474	312	7.0%
Underwriting gain (loss)	(3,937)	(19,461)	15,524	*
Net investment income	786	768	18	2.3%
Net realized investment gains (losses)	(21)	39	(60)	*
Change in fair value of equity securities (1)	151	—	151	*
Interest expense	598	303	295	97.4%
Income (loss) before equity earnings in affiliate and income taxes	(3,619)	(18,957)	15,338	*
Equity earnings (losses) of affiliates, net of tax	93	(76)	169	*
Income tax expense (benefit)	25	(135)	160	*
Net income (loss)	$(3,551)	$(18,898)	$15,347	*

Book value per common share outstanding	$5.41	$6.16

Underwriting Ratios:
Loss ratio (2)	69.4%	145.9%
Expense ratio (3)	47.1%	61.4%
Combined ratio (4)	116.5%	207.3%

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available for sale. Prior periods have not been recast to conform to the current presentation. Refer to Note 1 ~ Summary of Significant Accounting Policies to the financial statements for further details.

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
Our premiums are presented below for the three months ended September 30, 2018 and 2017 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Gross written premiums
Commercial lines	$24,806	$23,509	$1,297	5.5%
Personal lines	1,823	6,072	(4,249)	(70.0)%
Total	$26,629	$29,581	$(2,952)	(10.0)%

Net written premiums
Commercial lines	$22,160	$16,221	$5,939	36.6%
Personal lines	686	2,174	(1,488)	(68.4)%
Total	$22,846	$18,395	$4,451	24.2%

Net earned premiums
Commercial lines	$21,270	$15,658	$5,612	35.8%
Personal lines	2,180	2,001	179	8.9%
Total	$23,450	$17,659	$5,791	32.8%

Gross written premiums decreased $3.0 million, or 10.0%, to $26.6 million for the three months ended September 30, 2018, as compared to $29.6 million for the same period in 2017.
 Commercial lines gross written premiums increased $1.3 million, or 5.5%, to $24.8 million in the third quarter of 2018, as compared to $23.5 million for the third quarter of 2017. The increased gross written premiums were equally due to an increase in our hospitality and small business programs.
 Personal lines gross written premiums decreased $4.2 million, or 70.0%, to $1.8 million in the third quarter of 2018, as compared to $6.1 million for the same period in 2017. The decrease was the result of management's strategic decision to decrease the Florida homeowners business. The Florida homeowners business decreased by 85.7% for the three months ended September 30, 2018, compared to the same period in 2017. The decrease was also due to management's strategic decision to deemphasize other wind-exposed business in Texas and Hawaii.
 Net written premiums increased $4.5 million, or 24.2%, to $22.8 million for the three months ended September 30, 2018, as compared to $18.4 million for the same period in 2017. The increase is partially due to the $7.2 million ceded written premium (a one-time charge) recorded in the third quarter of 2017 related to the ADC, offset by a decrease in gross written premium for the comparative periods.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended September 30, 2018, decreased $72,000, or 15.1%, to $405,000 as compared to $477,000 for the same period in 2017. The decrease in other income was primarily due to a decrease in gross written premium. As a percentage of gross written premium, other income remained relatively flat at 1.5% for the quarter ended September 30, 2018, compared to 1.6% for the same period in 2017.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios for the three months ended September 30, 2018 and 2017 (dollars in thousands).

Three Months Ended September 30, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,520	$1,633	$13,153
Net (favorable) adverse development	2,925	476	3,401
Calendar year net losses and LAE	$14,445	$2,109	$16,554

Accident year loss ratio	53.7%	68.6%	55.1%
Net (favorable) adverse development	13.6%	20.0%	14.3%
Calendar year loss ratio	67.3%	88.6%	69.4%

Three Months Ended September 30, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$17,678	$6,720	$24,398
Net (favorable) adverse development	1,913	157	2,070
Calendar year net losses and LAE	$19,591	$6,877	$26,468

Accident year loss ratio	111.7%	294.5%	134.5%
Net (favorable) adverse development	12.1%	6.9%	11.4%
Calendar year loss ratio	123.8%	301.4%	145.9%

Net losses and LAE decreased by $9.9 million, or 37.5%, for the three months ended September 30, 2018, as compared to the same period in 2017. The calendar year loss ratios were 69.4% and 145.9% for the three months ended September 30, 2018 and 2017, respectively. Third quarter 2017 losses included $5.0 million of net catastrophe losses related to Hurricanes Harvey and Irma. Before the impact of the ADC deferred gain and hurricane costs, the calendar year and accident year loss ratios were 57.7% and 54.6% for the three months ended September 30, 2018 and 100.0% and 73.0% for the same period in 2017, respectively.
The Company's incurred losses during the three months ended September 30, 2018, included unfavorable prior-year reserve development of $3.4 million. The Commercial lines experienced $2.9 million of unfavorable reserve development, while personal lines was unfavorable by $476,000. The ADC provided $1.5 million of benefit toward the adverse development, however another $2.5 million of benefit to be received from the ADC was required to be deferred and recognized in future periods. Included in the unfavorable development was $83,000 attributable to additional 2017 losses from Hurricane Harvey for the three months ended September 30, 2018.
Total reserve development on prior accident years in the third quarter of 2017 was unfavorable by $2.1 million, adding 11.4 percentage points to the loss ratio.  This was primarily due to adverse development of $865,000 from the commercial liability line of business, $697,000 from the Florida homeowners line, $604,000 from the commercial auto line of business, $350,000 from the commercial property line, offset by $446,000 of favorable development from other lines. Incurred losses during the three months ended September 30, 2017 also included $5.0 million in net catastrophe losses in the current accident year related to Hurricane Harvey and Hurricane Irma.
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
The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2018			2017
	Before Reinstatement Costs	Impact of Reinstatement Costs	Total	Before ADC & Reinstatement Costs	Impact of ADC & Reinstatement Costs	Total
Commercial Lines
Policy acquisition costs	25.4%	—%	25.4%	24.5%	8.1%	32.6%
Operating expenses	18.5%	—%	18.5%	15.7%	5.3%	21.0%
Total	43.9%	—%	43.9%	40.2%	13.4%	53.6%

Personal Lines
Policy acquisition costs	38.4%	4.1%	42.5%	31.0%	34.5%	65.5%
Operating expenses	15.8%	1.7%	17.5%	16.8%	18.6%	35.4%
Total	54.2%	5.8%	60.0%	47.8%	53.1%	100.9%

Corporate and Other
Operating expenses	1.7%	—%	1.7%	1.3%	0.6%	1.9%
Total	1.7%	—%	1.7%	1.3%	0.6%	1.9%

Consolidated
Policy acquisition costs	26.8%	0.2%	27.0%	25.7%	11.0%	36.7%
Operating expenses	19.8%	0.3%	20.1%	17.2%	7.5%	24.7%
Total	46.6%	0.5%	47.1%	42.9%	18.5%	61.4%
Our expense ratio decreased 14.3 percentage points in the three months ended September 30, 2018, as compared to the same period in 2017. The decrease in the ratio was mainly due to increased net earned premium as the expenses were relatively flat in the comparative periods. Net earned premium was $5.8 million higher in the three months ended September 30, 2018, compared to the same period in 2017, as there was $7.2 million ceded to the ADC (a one-time charge) and $600,000 ceded as reinstatement costs of catastrophe reinsurance relating to Hurricane Irma in the third quarter of 2017. Comparatively, there was $257,000 ceded as reinstatement costs related to Hurricane Irma in the third quarter of 2018 and no ADC costs.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended September 30, 2018 and 2017, the percentage of policy acquisition costs to net earned premiums and other income was 27.0% and 36.7%, respectively. Before ADC and reinstatement costs, policy acquisition costs as a percent of net earned premiums increased slightly to 26.8% in the third quarter of 2018 from 25.7% in the third quarter of 2017. The slight increase is due to a change in the mix of business.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 20.1% and 24.7% for the three months ended September 30, 2018 and 2017, respectively. Before ADC and reinstatement costs, operating expenses as a percent of net earned premiums and other income were 19.8% for the three months ended September 30, 2018, compared to 17.2% in the same period in 2017. The increase in the operating expense ratio was driven by slightly higher operating expenses, over a slightly lower net earned premium base.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended September 30, 2018 and 2017 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended September 30,
	2018	2017	$ Change
Commercial Lines	$(2,418)	$(12,252)	$9,834

Personal Lines	(1,157)	(6,899)	5,742

Corporate and Other	(362)	(310)	(52)
Total Underwriting Loss	$(3,937)	$(19,461)	$15,524

Results of Operations For The Nine Months Ended September 30, 2018 and 2017
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Gross written premiums	$76,928	$83,036	$(6,108)	(7.4)%
Net written premiums	$65,286	$63,801	$1,485	2.3%

Net earned premiums	$71,188	$66,295	$4,893	7.4%
Other income	1,212	1,203	9	0.7%
Losses and loss adjustment expenses, net	44,950	58,875	(13,925)	(23.7)%
Policy acquisition costs	19,437	19,555	(118)	(0.6)%
Operating expenses	13,276	13,374	(98)	(0.7)%
Underwriting gain (loss)	(5,263)	(24,306)	19,043	*
Net investment income	2,425	2,008	417	20.8%
Net realized investment gains (losses)	152	31	121	*
Change in fair value of equity securities (1)	(116)	—	(116)	*
Other gains	—	750	(750)	*
Interest expense	1,834	745	1,089	146.2%
Income (loss) before equity earnings in affiliate and income taxes	(4,636)	(22,262)	17,626	*
Equity earnings (losses) of affiliates, net of tax	237	89	148	166.3%
Income tax expense (benefit)	52	(410)	462	*
Net income (loss)	$(4,451)	$(21,763)	$17,312	*

Book value per common share outstanding	$5.41	$6.16

Underwriting Ratios:
Loss ratio (2)	62.1%	87.2%
Expense ratio (3)	45.2%	48.8%
Combined ratio (4)	107.3%	136.0%

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation. Refer to Note 1 ~ Summary of Significant Accounting Policies to the financial statements for further details.

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

Our premiums are presented below for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

Summary of Premium Revenue

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Gross written premiums
Commercial lines	$71,602	$66,258	$5,344	8.1%
Personal lines	5,326	16,778	(11,452)	(68.3)%
Total	$76,928	$83,036	$(6,108)	(7.4)%

Net written premiums
Commercial lines	$63,866	$54,616	$9,250	16.9%
Personal lines	1,420	9,185	(7,765)	(84.5)%
Total	$65,286	$63,801	$1,485	2.3%

Net earned premiums
Commercial lines	$62,270	$55,443	$6,827	12.3%
Personal lines	8,918	10,852	(1,934)	(17.8)%
Total	$71,188	$66,295	$4,893	7.4%

Gross written premiums decreased for the nine months ended September 30, 2018, to $76.9 million, as compared to $83.0 million for the same period in 2017.
 Commercial lines gross written premiums increased $5.3 million, or 8.1%, to $71.6 million for the nine months ended September 30, 2018, as compared to $66.3 million for the same period in 2017. The increased gross written premiums were equally due to an increase in our hospitality and small business programs compared to the same period in the prior year.
 Personal lines gross written premiums decreased $11.5 million, or 68.3%, to $5.3 million for the nine months ended September 30, 2018, as compared to $16.8 million for the same period in 2017. The decrease was the result of Management's strategic decision to deemphasize the Company's Florida homeowners business and other wind-exposed business in Texas and Hawaii. The Florida homeowners business decreased by 76% for the nine months ended September 30, 2018, compared to the same period in 2017.
 Net written premiums increased $1.5 million, or 2.3%, to $65.3 million for the nine months ended September 30, 2018, as compared to $63.8 million for the same period in 2017.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the nine months ended September 30, 2018 and 2017, remained flat at $1.2 million.
Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the nine months ended September 30, 2018 and 2017 (dollars in thousands).

Nine months ended September 30, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$34,395	$5,685	$40,080
Net (favorable) adverse development	2,584	2,286	4,870
Calendar year net loss and LAE	$36,979	$7,971	$44,950

Accident year loss ratio	54.8%	59.8%	55.4%
Net (favorable) adverse development	4.1%	24.0%	6.7%
Calendar year loss ratio	58.9%	83.8%	62.1%

Nine months ended September 30, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$36,620	$12,829	$49,449
Net (favorable) adverse development	7,199	2,227	9,426
Calendar year net loss and LAE	$43,819	$15,056	$58,875

Accident year loss ratio	65.5%	112.0%	73.2%
Net (favorable) adverse development	12.8%	19.4%	14.0%
Calendar year loss ratio	78.3%	131.4%	87.2%

Net losses and LAE decreased by $13.9 million, or 23.7%, for the nine months ended September 30, 2018, as compared to the same period in 2017. The calendar year loss ratios were 62.1% and 87.2% for the nine months ended September 30, 2018 and 2017, respectively. Before the impact of the ADC deferred gain and hurricane costs, the calendar year and accident year loss ratios were 54.0% and 54.8% for the nine months ended September 30, 2018, and 78.4% and 59.1% for the same period in 2017, respectively.
Overall reserve development on prior accident years for the nine months ended September 30, 2018 was $4.9 million of adverse development, adding 6.7 percentage points to the loss ratio. The Commercial lines experienced $2.6 million of unfavorable reserve development, while personal lines was unfavorable by $2.3 million. The ADC provided $2.4 million of benefit toward the adverse development, however another $4.9 million of benefit to be received from the ADC was required to be deferred and recognized in future periods. Included in the unfavorable development was $471,000 attributable to additional 2017 losses from Hurricane Harvey.
Total adverse reserve development on prior accident years for the nine months ended September 30, 2017, was $9.4 million, or 14.0 percentage points.  This was due to reserve development in the commercial liability line of $4.2 million, $2.2 million in the commercial property line, $2.4 million in the Florida homeowners line, $900,000 in the commercial automobile line, offset by $280,000 of favorable development in other lines. Third quarter incurred losses also included $5.0 million in net catastrophe losses in the current accident year related to Hurricane Harvey and Hurricane Irma.
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
The table below provides the expense ratio by major component.

	Nine Months Ended September 30,
	2018			2017
	Before Reinstatement Costs	Impact of Reinstatement Costs	Total	Before ADC & Reinstatement Costs	Impact of ADC & Reinstatement Costs	Total
Commercial Lines
Policy acquisition costs	25.4%	0.1%	25.5%	24.8%	2.3%	27.1%
Operating expenses	17.9%	0.1%	18.0%	13.5%	1.2%	14.7%
Total	43.3%	0.2%	43.5%	38.3%	3.5%	41.8%

Personal Lines
Policy acquisition costs	34.0%	1.9%	35.9%	31.3%	6.9%	38.2%
Operating expenses	11.3%	0.6%	11.9%	14.0%	3.2%	17.2%
Total	45.3%	2.5%	47.8%	45.3%	10.1%	55.4%

Corporate and Other
Operating expenses	1.2%	—%	1.2%	4.2%	0.5%	4.7%
Total	1.2%	—%	1.2%	4.2%	0.5%	4.7%

Consolidated
Policy acquisition costs	26.6%	0.3%	26.9%	26.0%	3.0%	29.0%
Operating expenses	18.1%	0.2%	18.3%	17.7%	2.1%	19.8%
Total	44.7%	0.5%	45.2%	43.7%	5.1%	48.8%
Our expense ratio decreased 3.6 percentage points for the nine months ended September 30, 2018, as compared to the same period in 2017. The decrease in the ratio was mainly due to increased net earned premium as the expenses decreased only slightly in the comparative periods. Net earned premium was $4.9 million higher in the nine months ended September 30, 2018, compared to the same period in 2017, as there was $7.2 million ceded to the ADC (a one-time charge) and $600,000 ceded as reinstatement costs of catastrophe reinsurance relating to Hurricane Irma in the third quarter of 2017. Comparatively, there was $797,000 ceded as reinstatement costs related to Hurricane Irma in the third quarter of 2018 and no ADC costs.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the nine months ended September 30, 2018 and 2017, the percentage of policy acquisition costs to net earned premiums and other income was 26.9% and 29.0%, respectively. Before ADC and reinstatement costs, policy acquisition costs as a percent of net earned premiums increased slightly to 26.6% in the third quarter of 2018 from 26.0% in the same period in 2017. The slight increase is due to a change in the mix of business.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 18.3% and 19.8% for the nine months ended September 30, 2018 and 2017, respectively. Before ADC and reinstatement costs, operating expenses as a percent of net earned premiums and other income were 18.1% for the nine months ended September 30, 2018, compared to 17.7% in the same period in 2017. Overall operating expenses have declined slightly year over year, however, before ADC and reinstatement costs, net earned premium was down slightly causing the ratio to increase.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

Underwriting Gain (Loss)

	Nine Months Ended September 30,
	2018	2017	$ Change
Commercial Lines	$(1,560)	$(11,302)	$9,742

Personal Lines	(3,003)	(9,945)	6,942

Corporate and Other	(700)	(3,059)	2,359
Total Underwriting Loss	$(5,263)	$(24,306)	$19,043
Excluded from the 2018 underwriting loss of $5.3 million, is $4.9 million of deferred gain related to the ADC that will be recognized in future periods.
Net Investment Income
Net investment income increased by $417,000, or 20.8%, to $2.4 million for the nine months ended September 30, 2018, as compared to $2.0 million for the same period in 2017. This increase was the result of an increase in the average invested assets and the tax equivalent book yield. Average invested assets through the third quarter of 2018 were $149.7 million as compared to $137.2 million in 2017, an increase of $12.5 million, or 9.1%. As of September 30, 2018, the average invested asset balance was comprised of 86.4% of debt securities, 6.5% of equity securities and 7.1% of short term investments, compared to the September 30, 2017 mix of 85.7% of debt securities, 5.4% of equity securities and 9.0% of short term investments.
The portfolio’s average quality was AA at September 30, 2018 and December 31, 2017. The portfolio produced a tax equivalent book yield of 2.65% and 2.35% for the nine months ended September 30, 2018 and 2017, respectively. The average duration of the debt securities portfolio was 3.0 and 3.2 years at September 30, 2018 and December 31, 2017, respectively.
Other Gains
There were no other gains for the nine months ended September 30, 2018, compared to $750,000 for the same period in 2017. In June of 2017 the Company sold the renewal rights of a portion of the existing low-value dwelling book of business to another carrier. The Company will continue writing this line of business in the future.

Interest Expense
Interest expense was $1.8 million and $745,000 for the nine months ended September 30, 2018 and 2017, respectively. The debt balance at September 30, 2018 was $29.8 million, compared to $29.0 million at September 30, 2017. The Company's subordinated notes that were entered into at the end of the third quarter of 2017 carry a higher interest rate than the credit facility that existed prior to that. Therefore, there were nine months of interest expense incurred at a higher rate in 2018, than the rate on the previous credit facility in 2017.
Income Tax Expense
The Company had $52,000 of income tax expense and $410,000 of income tax benefit for the nine months ended September 30, 2018 and 2017, respectively. The income tax expense for the nine months ended September 30, 2018, was related to state income taxes. The income tax benefit for the nine months ended September 30, 2017 was largely the result of the tax impact of changes in the valuation allowance on its deferred taxes related to changes in unrealized gains.

Liquidity and Capital Resources
Sources and Uses of Funds
At September 30, 2018, we had $26.4 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the nine months ended September 30, 2018.
Cash Flows
Operating Activities. Cash used in operating activities for the nine months ended September 30, 2018, was $7.5 million as compared to $17.5 million provided by operating activities for the same period in 2017. The $25.0 million reduction in cash from operations was a result of a $8.0 million decrease in cash collected from gross premiums, mostly due to the reduction in wind-exposed homeowners premiums, a $6.8 million increase in paid ceded premiums due to the ceded premiums paid on the ADC, and a $7.9 million increase in net paid losses due, in part, to losses incurred from the 2017 hurricanes.
Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2018, was $11.4 million as compared to cash used in investing activities of $14.8 million for the same period in 2017. The fluctuation in the funds used in routine investing activities correlates to the timing of when the portfolio investments matured and securities were repurchased.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2018 was $674,000, compared to $15.6 million for the same period in 2017. The cash provided by financing activities in 2017 was from net borrowings under debt arrangements. The cash provided from financing activities for the nine months ended September 30, 2018 was small as the Company refinanced from one borrowing arrangement to another.
Outstanding Debt
We are party to $22.0 million in senior unsecured notes and $10.0 million in subordinated notes. The $22.0 million in senior unsecured notes have a maturity of September 30, 2023 and bare interest at the rate of 6.75%, payable quarterly. The subordinated notes have a maturity date of September 29, 2032, bear interest, payable quarterly at a fixed annual rate of 8.0%, and allows for up to four quarterly interest deferrals. As there are no required principle payments in the short-term, our minimum interest payments on our debt for the remaining three months of 2018 is $600,000 and $4.6 million for 2019-2020. Refer to Note 7 ~ Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.

Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $65.8 million and $62.5 million at September 30, 2018 and December 31, 2017, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(3,551)	$(18,898)	$(4,451)	$(21,763)
Exclude:
Net realized gains (losses) and other gains, net of tax	(21)	39	152	781
Tax effect of investment unrealized gains and losses	—	117	—	398
Change in fair value of equity securities, net of tax	151	—	(116)	—
Net (increase) in deferred gain on losses ceded to ADC, net of tax	(2,521)	—	(4,933)	—
Adjusted operating income (loss)	$(1,160)	$(19,054)	$446	$(22,942)

Weighted average common shares diluted	8,553,613	7,675,952	8,531,545	7,647,520
Diluted income (loss) per common share:
Net income (loss)	$(0.42)	$(2.46)	$(0.52)	$(2.85)
Exclude:
Net realized gains (losses) and other gains, net of tax	—	0.01	0.02	0.10
Tax effect of investment unrealized gains and losses	—	0.01	—	0.05
Change in fair value of equity securities, net of tax	0.01	—	(0.01)	—
Net (increase) in deferred gain on losses ceded to ADC, net of tax	(0.29)	—	(0.58)	—
Adjusted operating income (loss) per share	$(0.14)	$(2.48)	$0.05	$(3.00)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2018. Our market risk sensitive instruments are primarily related to our debt securities.
Interest Rate Risk
At September 30, 2018, the fair value of our investment portfolio, excluding cash and cash equivalents, was $141.7 million. Our investment portfolio consists principally of investment-grade, debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of September 30, 2018 and December 31, 2017 was 3.0 and 3.2 years, respectively.
The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of September 30, 2018. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of September 30, 2018	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$123,855	$(8,046)	(6.1)%	(17.3)%
100 basis point increase	127,812	(4,089)	(3.1)%	(8.8)%
No change	131,901	—	—%	—%
100 basis point decrease	135,726	3,825	2.9%	8.2%
200 basis point decrease	139,156	7,255	5.5%	15.6%

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
At September 30, 2018, the net amount due to the Company from reinsurers, including ceded unearned premiums, was $31.2 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2018.
Changes in Internal Control over Financial Reporting
For the three months ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2018, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A (“Item 1A Risk
Factors”) filed with the SEC on May 14, 2018, except the additional risks disclosed in our Quarterly Report on Form 10-Q filed August 8, 2018.

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
On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $2.1 million of its outstanding common stock. Under this program, management was authorized to repurchase shares at prevailing market prices through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the program was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general market conditions, and other factors. The Company did not repurchase any of its outstanding common stock during 2017 or in the first nine months of 2018.
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

Dated: November 7, 2018