Form 10-K
period 2018-12-31
Conifer Holdings, Inc.
filed 2019-03-13
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, no par value, as of March 13, 2019, was 8,478,202.

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
As used in this Form 10-K, references to “Conifer,” “Conifer Holdings,” “the Company,” “our Company,” “we,” “us,” and “our” refer to Conifer Holdings, Inc., a Michigan corporation, and its wholly owned subsidiaries Conifer Insurance Company (“CIC”), Red Cedar Insurance Company (“RCIC”), White Pine Insurance Company (“WPIC”), American Colonial Insurance Services and Sycamore Insurance Agency, Inc. (“SIA”). CIC, RCIC and WPIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc. is referred to as the "Parent Company." On December 30, 2016, the Company's wholly owned subsidiary, American Colonial Insurance Company ("ACIC") was merged into WPIC.
Business Overview
Through our Insurance Company Subsidiaries, we offer insurance coverage in both specialty commercial and specialty personal product lines. Currently, we are authorized to write insurance as an excess and surplus lines (“E&S”) carrier in 45 states including the District of Columbia. We are also licensed to write insurance in 42 states, including the District of Columbia, as an admitted carrier and we offer our insurance products in all 50 states.
Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income and other income which mainly consists of: installment fees and policy issuance fees generally related to the policies we write.
Many of our products are targeted to traditionally profitable classes of policyholders that we believe are underserved by other insurers. We market and sell these insurance products through a growing network of over 7,000 independent agents that distribute our policies through approximately 2,100 sales offices. We are focused on growing our business in non‑commoditized property and casualty insurance markets, while maintaining underwriting discipline and a conservative investment strategy.
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
In our commercial lines business, we seek to differentiate ourselves and provide value to small business owner‑operators by bundling different insurance products that meet a significant portion of their insurance needs. For example, in the hospitality market we offer property, casualty, and liquor liability, as well as, in some jurisdictions, workers’ compensation coverage. The breadth of our specialty commercial insurance products enables our agents and their small business clients to avoid the administrative costs and time required to seek coverage for each of these items from separate insurers. As such, we compete for commercial lines business based on our flexible product offerings and customer service, rather than on pricing alone. Our target commercial lines customer has an average account size of $5,500 in premium.
We also have substantial expertise in providing specialty homeowners insurance products to targeted customers that are often underserved by other homeowners' insurance carriers. Our personal lines products primarily include the following:

•	Low-value dwelling insurance tailored for owners of lower valued homes, which we currently offer in Illinois, Indiana, Louisiana and Texas; and

•	Wind-exposed catastrophe coverage, including hurricane and wind coverage, to under-served homeowners in Texas and Florida.
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
Overall, we structure the multi-line distribution of our premium between commercial and personal lines to better diversify our business and mitigate the potential cyclical nature of either market. In serving these markets, we write business on both an “admitted” and “E&S” basis. As of December 31, 2018, approximately 49% of our gross written premiums were admitted, and approximately 51% were E&S. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are typically filed with state insurance regulators. Non admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process. Our corporate structure allows us to offer both admitted and E&S products in select markets through either CIC or WPIC. Our experience with specialty insurance products enables us to react to new market opportunities and underwrite multiple specialty lines.
Geographic Diversity and Mix of Business
Over the past several years, we have increased our focus on specific core commercial lines of business. As part of this business strategy, we have deemphasized our Florida homeowners' business and other wind-exposed business in Texas and Hawaii. We plan to continue to shift focus to low-value dwelling lines of business in order to bring personal lines premium levels back up and to maintain a strategic balance of commercial and personal lines of business.
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

	Gross Written Premium by Segment
	2018	%	2017	%	2016	%
Commercial	$97,694	94%	$92,112	81%	$88,242	77%
Personal	6,674	6%	22,172	19%	26,681	23%
Total	$104,368	100%	$114,284	100%	$114,923	100%

	Gross Written Premiums by State
	2018	%	2017	%	2016	%
Florida	$23,389	22.4%	$26,562	23.1%	$23,910	20.7%
Michigan	19,822	19.0%	21,099	18.5%	17,572	15.4%
Texas	6,509	6.2%	12,910	11.3%	12,993	11.3%
Pennsylvania	6,503	6.2%	8,859	7.8%	10,718	9.3%
California	5,691	5.5%	2,218	1.9%	—	—%
New Jersey	4,884	4.7%	3,960	3.5%	978	0.9%
Ohio	4,025	3.9%	3,850	3.4%	3,556	3.1%
Indiana	3,914	3.8%	4,356	3.8%	4,582	4.0%
New York	3,845	3.7%	3,095	2.7%	—	—%
Colorado	2,835	2.7%	2,998	2.6%	2,544	2.2%
Montana	2,433	2.3%	2,409	2.1%	3,041	2.6%
All Other States	20,518	19.6%	21,968	19.3%	35,029	30.5%
Total	$104,368	100.0%	$114,284	100.0%	$114,923	100.0%
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

•
Conservative risk management with an emphasis on lowering volatility. We focus on the risk/reward of insurance underwriting, while maintaining a prudent investment policy. We employ conservative risk management practices and opportunistically purchase reinsurance to minimize our exposure to liability for individual risks. In addition, we seek to maintain a diversified liquid investment portfolio to reduce overall balance sheet volatility. As of December 31, 2018, our investments primarily consisted of fixed income investments with an average credit rating of “AA” and a duration-to-worst average of 3.1 years.

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

•
Proven management team. Our senior management team has an average of over 25 years of experience in the insurance industry. Our senior management team has successfully created, managed and grown numerous insurance companies and books of business, and has longstanding relationships with many independent agents and policyholders in our targeted markets.

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
In 2018, our top six independent agencies accounted for approximately 32% of our gross written premiums in our commercial lines, and our top four independent agencies, accounted for approximately 40% of our gross written premiums in our personal lines. We have long term relationships with each of these agencies. We anticipate our concentration in these agencies will decrease in future periods as we establish relationships with additional agencies, as part of our strategic growth plan. Our Insurance Company Subsidiaries market and distribute their products mainly through an independent agency network, however we utilize managing general agents and certain key wholesalers when appropriate.
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
We have several in‑house attorneys with considerable legal experience in trying cases in the lines of business we write. Included among these attorneys is our head in‑house litigator, who consults on all trials and has 25 years of litigation experience. We also have numerous seasoned property and liability adjusters which allow us to manage our claims exposures more carefully, across all markets. In addition, our claims professionals utilize a network of independent local adjusters and appraisers to assist with specific aspects of claims investigations, such as securing witness statements and conducting initial appraisals in states where it is practical to do so. These outside vendors are mainly compensated based on pre‑negotiated fee schedules to control overall costs.
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

Loss Reserve Development
The following table presents the development of our loss and loss adjustment expenses ("LAE") reserves from 2009 through 2018, net of reinsurance recoverables (dollars in thousands).

	Year Ended December 31,
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018

Net liability for losses and loss expenses	$911	$18,795	$17,164	$17,547	$24,956	$28,307	$30,017	$47,993	$67,830	$63,122
Liability re‑estimated as of:
One year later	764	16,565	12,807	13,508	23,763	29,321	40,239	57,452	71,186
Two years later	593	13,071	9,870	13,601	25,521	33,274	52,321	60,453
Three years later	495	10,300	10,038	13,821	26,560	38,569	58,251
Four years later	452	10,698	10,064	13,860	27,784	40,822
Five years later	434	10,926	10,227	13,980	27,920
Six years later	434	11,215	10,414	14,048
Seven years later	434	11,402	10,471
Eight years later	434	11,463
Nine years later	434
Ten years later
Net cumulative redundancy (deficiency)	477	7,332	6,693	3,499	(2,964)	(12,515)	(28,234)	(12,460)	(3,356)
Deferred gain on ADC	—	—	—	—	—	—	—	(5,677)	(5,677)
Net cumulative redundancy (deficiency)	$477	$7,332	$6,693	$3,499	$(2,964)	$(12,515)	$(28,234)	$(18,137)	$(9,033)

Cumulative amount of net liability paid as of:
One year later	$253	$4,112	$3,383	$5,186	$13,245	$16,091	$20,020	$29,533	44,521
Two years later	315	6,277	6,092	9,106	19,711	24,060	35,972	56,962
Three years later	426	8,302	7,917	11,444	23,241	32,699	50,676
Four years later	434	9,372	8,788	13,015	26,056	37,474
Five years later	434	9,971	9,730	13,522	27,217
Six years later	434	10,799	10,167	13,903
Seven years later	434	11,219	10,398
Eight years later	434	11,416
Nine years later	434
Ten years later
Gross liability‑end of year	911	32,047	29,574	24,843	28,909	31,532	35,423	54,651	87,896	92,807
Reinsurance recoverable on unpaid losses	—	13,252	12,410	7,296	3,952	3,225	5,405	6,658	20,066	29,685
Net liability‑end of year	911	18,795	17,164	17,547	24,957	28,307	30,018	47,993	67,830	63,122

Gross liability re‑estimated‑latest	434	22,167	18,690	20,293	34,273	48,387	70,706	88,271	113,304
Reinsurance recoverable on unpaid losses re‑estimated‑latest	—	10,704	8,219	6,244	6,353	7,565	12,455	27,818	42,118
Net liability re‑estimated‑latest	434	11,463	10,471	14,049	27,920	40,822	58,251	60,453	71,186

Gross cumulative redundancy (deficiency)	$477	$9,880	$10,884	$4,550	$(5,364)	$(16,855)	$(35,283)	$(33,620)	$(25,408)

Data from 2009 relates only to American Equable, Inc., which is now known as CIC and the 2010 through 2018 columns include CIC and WPIC.
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
Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities
Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. The Company's assessments from insolvency funds were minimal for the years ended December 31, 2018, 2017, and 2016.
Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. For the years ended December 31, 2018, 2017, and 2016, total assessments paid to all such facilities were minimal.
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
Employees
At December 31, 2018, we had 148 employees. Substantially all of our employees are full-time. Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.

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

Adjusted operating income (loss)
Net income (loss) excluding net realized investment and other gains (losses), net of tax, the effects of tax reform, the tax effect of changes in unrealized gains to the extent included in net income, the change in the fair value of equity securities, net of tax, and the capitalization and amortization of deferred gains from the ADC.

Adjusted operating income (loss), per share	Adjusted operating income (loss) on a per share basis.
Assignment of Benefits
A legal tool that allows a third party to assert a claim and be paid for services performed for an insured who would normally be reimbursed directly by the insurance company after making a claim themselves.

Book value per share	Total common shareholders' equity divided by the number of common shares outstanding.
Case reserves	Estimates of anticipated future payments to be made on each specific reported claim.
Combined Ratio based on accounting principles generally accepted in the United States of America (“GAAP”)
The Combined Ratio is the sum of the Loss Ratio and the Expense Ratio. These ratios differ from statutory ratios to reflect GAAP accounting, as management evaluates the performance of our underwriting operations using the GAAP combined ratio.

Combined Ratio based on statutory accounting practices (“SAP”)
The combined ratio based on SAP, expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. The combined ratio is a statutory accounting measurement, which represents the sum of (i) the ratio of losses and loss expenses to net earned premiums (loss ratio), plus (ii) the ratio of underwriting expenses to net written premiums (expense ratio).

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

Expense Ratio	For GAAP, it is the ratio of GAAP underwriting expenses incurred to net earned premiums plus other income. For SAP, it is the ratio of Statutory underwriting expenses incurred to net written premiums.
Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.
Loss	An occurrence that is the basis for submission and/or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.
Loss ratio	The ratio of incurred losses and loss adjustment expenses to net earned premiums plus other income.
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
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best Company, Inc. (“A.M. Best”) and Kroll Bond Rating Agency ("Kroll") as an important means of assessing the financial strength and quality of insurers. In setting their ratings, A.M. Best and Kroll utilize a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. For A.M. Best, the ratings range from A++, or superior, to F for in liquidation. Kroll's ratings range from AAA (extremely strong) to R (under regulatory supervision). As of the date of this Form 10-K, A.M. Best has assigned financial strength ratings of B++ (Good) and B+ (Good) for WPIC. A rating of B++ for CIC and a rating of B+ for WPIC means A.M. Best considers both companies to have a “good” ability to meet ongoing financial obligations. Kroll has given CIC and WPIC an insurance financial strength rating of BBB+ with a stable outlook (fourth highest rating level out of eleven) as of the date of this Form 10-K. A BBB+ rating indicates that the insurer's financial condition is adequate.
A.M. Best and Kroll assign ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its financial obligations to policyholders and such ratings are not evaluations directed to investors. A.M. Best and Kroll periodically review our ratings and may revise ratings downward or revoke them at their sole discretion based primarily on their analyses of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include but are not limited to:

•	If we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s or Kroll's rating;

•	If unfavorable financial, regulatory or market trends affect us, including excess market capacity;

•	If we incur operating losses;

•	If we have unresolved issues with government regulators;

•	If we are unable to retain our senior management or other key personnel;

•	If our investment portfolio incurs significant losses; or

•	If A.M. Best or Kroll alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.
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
Our distribution model depends almost entirely on the agencies that distribute our products. In 2018, our top six independent agencies accounted for approximately 32% of our gross written premiums in our commercial lines, and our top four independent agencies, accounted for approximately 40% of our gross written premiums in our personal lines. We cannot assure you that these relationships, or our relationships with any of our agencies will continue. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant agents could result in lower direct written premiums and could have a material adverse effect on our results of operations or business prospects.
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
In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. Michigan has adopted the ORSA Model Act.  ORSA filings were required in Michigan starting in 2018.  The Company is currently exempt from providing an ORSA summary report as it does not meet the minimum premium requirements.
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
Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states of domicile and each state in which they issue policies. As of December 31, 2018, our Insurance Company Subsidiaries were in compliance with all such reserves. Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action. This may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. A decline in the risk based capital ratios of our Insurance Company Subsidiaries could limit their ability to make a dividend to us and could be a factor in causing rating agencies to downgrade our ratings. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.
Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.
As of December 31, 2018, we had $25.3 million of senior unsecured notes (the “Notes”) outstanding, and $10.5 million of subordinated notes (the "Subordinated Notes") outstanding. We are subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.
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
As of December 31, 2018, our executive officers, directors, 5% shareholders and their affiliates owned approximately 50.7% of our voting stock. Therefore, these shareholders will have the ability to influence us through their ownership position. These shareholders may be able to significantly influence all matters requiring shareholder approval. For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.
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
Risks Related to Ownership of Our Publicly Traded Debt
There are limited covenants in the Indenture.
In addition to our currently outstanding indebtedness and other liabilities, the Indenture does not restrict us or our subsidiaries from incurring additional debt or other liabilities, including additional senior debt or secured debt under our secured credit facilities. If we incur additional debt or liabilities, our ability to pay the obligations on the Notes could be adversely affected.
Our indebtedness, including the indebtedness we or our subsidiaries may incur in the future, could have important consequences for the holders of the Notes, including:

•	limiting our ability to satisfy our obligations with respect to the Notes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements;

•
requiring a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness and thereby reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and putting us at a disadvantage compared to competitors with less indebtedness.
In addition, we have limited restrictions under the Indenture from granting security interests in our assets, paying dividends or issuing or repurchasing securities.
Moreover, the Indenture does not require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flow or liquidity and, accordingly, does not protect holders of the Notes in the event that we experience material adverse changes in our financial condition or results of operations. Holders of the Notes have limited protection under the Indenture in the event of a highly leveraged transaction, reorganization, default under our existing indebtedness, restructuring, merger or similar transaction.
For these reasons, you should not consider the covenants in the Indenture a significant factor in evaluating whether to invest in the Notes.
The Notes will be structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Notes are obligations exclusively of Conifer Holdings, Inc. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Our subsidiaries may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes.
Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.
Our ability to make payments on our indebtedness (including the Notes) will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives.

Our ability to meet our obligations on our outstanding debt, including making principal and interest payments on the Notes and the Subordinated Notes, may be limited by our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries.
We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries and, as a result, our principal sources of funds are dividends and other payments from our Insurance Company Subsidiaries, including intercompany service fees. Our ability to meet our obligations on our outstanding debt obligations, including making principal and interest payments on the Notes, depends on continuing to receive sufficient funds from our Insurance Company Subsidiaries. We have met, and expect to continue to meet our outstanding debt obligations, including making principal and interest payments on the Notes, primarily through intercompany service fees we receive. We also may use dividends paid to us by our Insurance Company Subsidiaries to meet part or all of our debt obligations, including making principal and interest payments on the Notes. State insurance laws, however, limit the ability of our Insurance Company Subsidiaries to pay dividends and require them to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. As a result, our ability to use dividends as a source of funds to meet part or all of our debt obligations, including making principal and interest payments on the Notes, may be significantly limited. Any significant reduction in the intercompany service fees we receive, and any regulatory and other limitations on the payment of dividends to us by our Insurance Company Subsidiaries, may adversely affect our ability to pay interest on the Notes as it comes due and the principal of the Notes at their maturity.
We may be able to incur substantially more debt.
Conifer may be able to incur substantial indebtedness in the future and such debt may be secured debt or debt of its subsidiaries. The terms of the Indenture governing the notes will not prohibit Conifer or its subsidiaries from incurring unsecured debt and the limitation on incurring secured debt is subject to important limitations, qualifications and exceptions. If Conifer incurs any secured debt (including secured revolving loans under our Senior Credit Facility) or any of its subsidiaries incur any debt, all such debt will be effectively senior to the Notes either to the extent of the value of the collateral securing such debt or structurally, and if Conifer incurs any additional indebtedness that ranks equally with the Notes, the holders of that debt will be entitled to share ratably with the holders of the Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of Conifer. If new debt is added to Conifer’s current debt levels, or Conifer’s subsidiaries incur additional debt, the related risks Conifer faces will increase.
Although the Notes may be listed on the NASDAQ, an active trading market for the Notes may not develop, which could limit the market price of the Notes or your ability to sell them.
Although the Notes may be listed on the NASDAQ, we cannot provide any assurances that an active trading market will develop for the Notes or that you will be able to sell your Notes. If the Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters have advised us that they intend to make a market in the Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop for the Notes, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
No market currently exists for the Notes and an active trading market may not develop.
The Notes are a new issue of securities with no established trading market. We have applied for listing of the Notes on the Nasdaq Global Market, but no assurance can be given as to the approval of the Notes for listing or, if listed, the continued listing for the term of the Notes, or the liquidity or trading market for the Notes. There can be no assurance that a secondary market for the Notes will develop. We are not required to maintain a listing on the Nasdaq Global Market or any other exchange. Even if the listing of the Notes on the Nasdaq Global Market is approved, we cannot assure you that a market will develop, or continue, or that you will be able to sell your Notes easily.
The liquidity of any market for the Notes will depend upon various factors, including:

•	the number of holders of the Notes;

•	the interest of securities dealers in making a market for the Notes;

•	the overall market for debt securities;

•	our financial performance and prospects; and

•	the prospects for companies in our industry generally.
Accordingly, we cannot assure you that an active trading market will develop, or continue, for the Notes. If the Notes are traded after their initial issuance, they may trade at a discount from their initial offering price, depending upon prevailing interest rates and other factors, including those listed above.
Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the Notes.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. In addition, the market price of our common stock historically has been volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section or in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, or our subsequently filed quarterly reports on Form 10-Q or elsewhere in this prospectus for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that may develop involving our common stock. This trading activity could, in turn, affect the trading price of the Notes. This volatility in the market price of our common stock may affect the price at which you could sell the shares of our common stock you receive upon conversion of your Notes, if any, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock and the value of your Notes.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.
Any default under the agreements governing our indebtedness, including other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under any other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under other debt that we may incur in the future to avoid being in default. If we breach our covenants under other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under other debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt.
The price at which holders will be able to sell their Notes prior to maturity will depend on a number of factors and may be substantially less than the amount originally invested.
We believe that the value of the Notes in any secondary market will be affected by the supply and demand of the Notes, the interest rate, their ranking and a number of other factors. The following factors, among others, may have an impact on the market value of the Notes:

•
United States interest rates. We expect that the market value of the Notes will be affected by actual or anticipated changes in interest rates in the United States. In general, if U.S. interest rates increase, the market value of the Notes may decrease.

•
Our credit ratings, financial condition and results. Actual or anticipated changes in our A.M. Best ratings, other credit ratings, financial condition or results of operations may affect the market value of the Notes.

•	Our other existing and future liabilities. Existing and any future indebtedness and other obligations of our, or of our subsidiaries, may affect the market value of the Notes.

•	General economic conditions. General economic conditions may affect the market value of the Notes.

•	Market for similar securities. The market for similar securities may affect the market value of the Notes.

Some of these factors are interrelated in complex ways. As a result, the effect of any one factor, such as an increase in United States interest rates, may be offset or magnified by the effect of one or more other factors.
We may redeem the Notes before maturity, and holders of the redeemed Notes may be unable to reinvest the proceeds at the same or a higher rate of return.
We may redeem all or a portion of the Notes. If redemption does occur, holders of the redeemed Notes may be unable to reinvest the money received in the redemption at a rate that is equal to or higher than the rate of return on the Notes.

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

Corporate Counsel
Honigman Miller Schwartz and Cohn, LLP
600 Woodward Avenue
2290 First National Building
Detroit, MI 48226-3506
Shareholder Relations and Form 10-K
A copy of our 2018 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@cnfrh.com.
Share Price and Dividend Information
Our common stock is traded on the Nasdaq under the symbol “CNFR.” The following table sets forth the high and low sale prices of our common shares as reported by the Nasdaq for each period shown:

	High	Low
2018
First Quarter	6.85	5.15
Second Quarter	6.40	5.60
Third Quarter	7.20	5.60
Fourth Quarter	5.90	3.06

2017
First Quarter	7.75	6.55
Second Quarter	8.05	6.75
Third Quarter	7.30	6.05
Fourth Quarter	7.15	5.55
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
Shareholders of Record
As of March 13, 2019, there were 30 shareholders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.
Repurchases of Company's Stock
On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the year ended December 31, 2018, the Company had repurchased 129,175 shares of stock valued at approximately $584,000. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth selected consolidated historical financial information of Conifer Holdings, Inc. and Subsidiaries as of the dates and for the periods indicated. The selected financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 were derived from our audited consolidated financial statements and related notes thereto.
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

	Year Ended December 31,
	2018	2017		2016	2015	2014
Operating Results:
Gross written premiums	$104,368	$114,284		$114,923	$93,750	$83,847
Ceded written premiums	(15,282)	(23,044)		(14,994)	(14,076)	(17,548)
Net written premiums	$89,086	$91,240		$99,929	$79,674	$66,299

Net earned premiums	$93,811	$91,729		$89,627	$66,765	$57,528
Net investment income	3,336	2,728		2,173	1,902	1,175
Net realized investment gains	61	70		1,365	285	417
Change in fair value of equity securities	121	—	—	—	—	—
Other gains (losses) (1)	—	750		(400)	104	—
Other income	1,582	1,560		1,118	1,667	1,809
Total revenue	98,911	96,837		93,883	70,723	60,929
Losses and loss adjustment expenses, net	62,515	73,917		59,003	38,882	40,730
Policy acquisition costs	25,534	26,245		25,280	16,183	14,696
Operating expenses	17,683	17,367		17,596	14,806	12,139
Interest expense	2,644	1,362		647	769	584
Total expenses	108,376	118,891		102,526	70,640	68,149
Income (loss) before income taxes	(9,465)	(22,054)		(8,643)	83	(7,220)
Income tax expense (benefit)	52	(447)		(77)	48	(281)
Equity earnings (losses) in affiliates, net of tax	290	65		129	(52)	—
Net income (loss)	(9,227)	(21,542)		(8,437)	(17)	(6,939)
Less net income (loss) attributable to non-controlling interest	—	—		—	(81)	(4)
Net income (loss) attributable to Conifer	$(9,227)	$(21,542)		$(8,437)	$64	$(6,935)
Net income (loss) allocable to common shareholders	$(9,227)	$(21,542)		$(8,437)	$(476)	$(7,200)
Net income (loss) per share allocable to common shareholders, basic and diluted	$(1.08)	$(2.74)		$(1.11)	$(0.09)	$(2.69)
Weighted average common shares outstanding, basic and diluted	8,543,876	7,867,344		7,618,588	5,369,960	2,672,440

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and invested assets	$150,894	$169,518	$141,023	$130,427	$123,726
Reinsurance recoverables	34,745	24,539	7,498	7,044	5,139
Total assets	232,752	239,032	203,701	177,927	163,738
Unpaid losses and loss adjustment expenses	92,807	87,896	54,651	35,422	31,531
Unearned premiums	52,852	57,672	58,126	47,916	43,381
Debt	33,502	29,027	17,750	12,750	27,562
Total liabilities	190,589	186,206	135,907	100,665	113,460
Preferred stock (2)	—	—	—	—	6,119
Total shareholders’ equity attributable to Conifer	42,163	52,826	67,794	77,262	44,182
Other Data:
Shareholders’ equity per common share outstanding	$4.97	$6.20	$8.88	$10.11	$11.06
Regulatory capital and surplus (3)	63,993	62,451	62,189	71,153	65,974

	Year Ended December 31,
	2018	2017	2016	2015	2014
Underwriting Ratios:
Loss ratio	65.5%	79.2%	65.0%	56.8%	68.6%
Expense ratio	45.3%	46.8%	47.2%	45.3%	45.2%
Combined ratio	110.8%	126.0%	112.2%	102.1%	113.8%

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

(3)
For our Insurance Company Subsidiaries, the excess of assets over liabilities are determined in accordance with statutory accounting principles as determined by the domiciliary state for each Insurance Company Subsidiary. In 2018, CIC issued a surplus note to WPIC for $10.0 million. The regulatory capital and surplus balance as of year ended December 31, 2018 eliminates the $10.0 million surplus note from the consolidated balance.

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
Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states. Our specialty homeowners insurance line is primarily comprised of either wind-exposed homeowners insurance providing hurricane and wind coverage to underserved homeowners in Texas, Hawaii and Florida or low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana, Louisiana and Texas. Due to certain Florida-based industry events, we have deemphasized our Florida homeowners business and other wind-exposed business in Texas and Hawaii. We plan to continue to shift focus to low-value dwelling lines of business in order to bring personal lines premium levels back up and to maintain a strategic balance of commercial and personal lines of business.

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
The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2018 (dollars in thousands):

Line of Business	Case Reserves	IBNR Reserves	Total Reserves	Ratio of IBNR to Total Reserves

Commercial Lines	$25,513	$35,211	$60,724	58.0%
Personal Lines	1,615	783	2,398	32.7%
Total Lines	$27,128	$35,994	$63,122	57.0%
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

The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2018. We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2018 reported pre-tax income and on net income and shareholders’ equity at December 31, 2018. We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor. We also believe that such changes to our reserve balance would not have a material impact on our operating results, financial position, or liquidity. The net income and shareholders' equity amounts include an income tax rate assumption of 21%. The dollar amounts in the table are in thousands.

	Ultimate Loss and LAE Sensitivity Factor	December 31, 2018 Ultimate Loss and LAE	December 31, 2018 Loss and LAE Reserves, Net	Potential Impact on 2018 Pre- Tax Income	Potential Impact on 2018 Net Income and December 31, 2018 Shareholders' Equity

Increased Ultimate Losses & LAE
Accident Year 2018	10.0%	$53,249	$36,457	$5,325	$4,207
Accident Year 2017	5.0%	63,433	23,175	3,172	2,506
Accident Year 2016	2.5%	48,715	2,127	1,218	962
Prior to 2016 Accident Years	—%	—	1,363	—	—

Decreased Ultimate Losses & LAE
Accident Year 2018	(10.0)%	53,249	36,457	(5,325)	(4,207)
Accident Year 2017	(5.0)%	63,433	23,175	(3,172)	(1,801)
Accident Year 2016	(2.5)%	48,715	2,127	(1,218)	(982)
Prior to 2016 Accident Years	—%	—	1,363	—	—
Investment Valuation and Impairment
We carry debt securities classified as available‑for‑sale at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income. Our equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. We carry other equity investments that do not have a readily determinable fair value. These equity investments are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. We review these investments for impairment during each reporting period. We do not have any securities classified as trading or held‑to‑maturity.
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
On December 22, 2017, the U.S. federal government enacted H.R. 1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”). The Act provided for significant changes to corporate taxation including the decrease of the corporate tax rate from 34% to 21%. In 2017, the Company completed an analysis of the impact of the Act and followed the additional guidance provided by the Security and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB 118”). There were no material provisional balances as of December 31, 2017.
In 2018, the Company recognized a measurement period adjustment of $42,735 related to loss reserve discounting, which reduced deferred tax expense. The Company also recognized a measurement period adjustment of $42,735 related to the loss reserve discounting transitional adjustment, which increased deferred tax expense. The measurement period adjustments were based upon obtaining additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts under the Act. The measurement period adjustments had no effect on the effective tax rate for the year ending December 31, 2018. The accounting for the income tax effects of the Act pursuant to SAB 118 has been completed as of the end of the December 22, 2018, measurement period and for the year ending December 31, 2018.
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
As of December 31, 2018, we have federal and state income tax net operating loss (“NOL”) carryforwards of $48.3 million and $11.9 million, respectively, which will expire at various dates from 2019 through 2038. Of the federal NOL amount, $14.1 million are subject to limitations under Section 382 of the Internal Revenue Code. These net NOL carryforwards are limited in the amount that can be utilized in any one year and may expire before they are realized. At this time we do not expect that any of the remaining NOL carryforwards will expire before utilized.
The carrying value of our gross deferred tax asset for the NOL carryforwards is equal to the total NOL carryforward amount times the applicable federal and state tax rates, and was $10.7 million and $9.5 million as of December 31, 2018 and 2017, respectively. Total gross deferred tax assets were $15.4 million and $13.3 million as of December 31, 2018 and 2017. A valuation allowance of $12.6 million and $9.9 million has been recorded against the gross deferred tax assets as of December 31, 2018 and 2017, respectively, as the Company has recognized a three-year cumulative loss as of December 31, 2018 which is significant negative evidence to support the lack of recoverability of those deferred tax assets in accordance with ASC 740, Income Taxes. If the $12.6 million valuation allowance as of December 31, 2018 was reversed in the future, it would increase book value by $1.49. The net deferred tax liability was $115,000 as of December 31, 2018 and 2017.
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

Non-GAAP Financial Measures
Adjusted Operating Income (Loss) and Adjusted Operating Income (Loss) Per Share
Adjusted operating income (loss) and adjusted operating income (loss) per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment and other gains (losses), net of tax, the effects of tax reform, the tax effect of changes in unrealized gains to the extent included in net income, the change in the fair value of equity securities, net of tax, and the capitalization and amortization of deferred gains from the ADC. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income to adjusted operating income (dollars in thousands), as well as net income per share to adjusted operating income per share:

	For the Years Ended December 31,
	2018	2017	2016

Net income (loss)	$(9,227)	$(21,542)	$(8,437)
Less:
Net realized investment gains and other gains, net of tax	61	820	965
Effect of tax law change	—	63	—
Tax effect of unrealized gains and losses on investments	—	356	147
Change in fair value of equity securities, net of tax	121	—	—
Net (increase) in deferred gain on losses ceded to ADC, net of tax	(5,677)	—	—
Adjusted operating income (loss)	$(3,732)	$(22,781)	$(9,549)

Weighted average common shares, diluted	8,543,876	7,867,344	7,618,588

Diluted (loss) per common share:
Net income (loss)	$(1.08)	$(2.74)	$(1.11)
Net realized investment gains and other gains, net of tax	0.01	0.10	0.13
Effect of tax law change	—	0.01	—
Tax effect of unrealized gains and losses on investments	—	0.05	0.02
Change in fair value of equity securities, net of tax	0.01	—	—
Net (increase) in deferred gain on losses ceded to ADC, net of tax	(0.66)	—	—
Adjusted operating (loss) per share	$(0.44)	$(2.90)	$(1.26)
We use adjusted operating income and adjusted operating income per share, in conjunction with other financial measures, to assess our performance and to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the effect of investment gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available-for-sale and not held for trading purposes. Realized investment gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, adjusted operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate adjusted operating income and adjusted operating income per share, along with net income and net income per share, when reviewing and evaluating our performance.
Executive Overview
For the year ended December 31, 2018, we continued to expand our commercial lines and reposition our personal lines of business. Our commercial lines gross written premiums grew by $5.6 million, or 6.1%, to $97.7 million in 2018, compared to $92.1 million in 2017. Personal lines gross written premiums decreased by $15.5 million, or 69.9%, to $6.7 million in 2018, compared to $22.2 million in 2017.
The Company reported a net loss of $9.2 million, or $1.08 per share, in 2018, compared to a net loss of $21.5 million, or $2.74 per share, in 2017.
Adjusted operating loss, a non-GAAP measure, was $3.7 million, or $0.44 per share, for the year ended December 31, 2018, compared to an adjusted operating loss of $22.8 million, or $2.90 per share, for the year ended December 31, 2017.
The 2018 results were mainly driven by $9.0 million of adverse development. The largest difference between net loss and adjusted operating loss is related to the ADC (described below) in which $5.7 million of benefit from the ADC was included in the adjusted operating loss, but is deferred under retrospective accounting and will be recognized as a benefit over the next two years.
In 2018, there was $583,000 of loss development on Hurricane Harvey and $1.0 million of catastrophe reinsurance reinstatement costs relating to Hurricane Irma. The reinstatement costs, plus a short-term reduction in net earned premiums as we repositioned our business profile, contributed to a slightly higher expense ratio.
In an effort to reduce interest costs, we restructured our debt during 2018 by issuing $25.3 million of public senior unsecured notes (the "Notes") and paid down $19.5 million of our subordinated notes to $10.5 million.
In 2017, we entered into the ADC to protect against loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017. The agreement provides up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016. The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million (inclusive of a 10% co-participation).
The 2017 results were mainly driven by adverse development on prior-year reserves, the cost of the ADC, and losses from Hurricanes Irma and Harvey.

Potential impact of ADC on future periods
We purchased the ADC to greatly reduce our exposure to prior-year adverse development. The benefits of the ADC can be seen during 2018 wherein we ceded $10.3 million of adverse development to the ADC. Of the $10.3 million of ceded losses, $4.6 million was amortized in 2018, and reduced losses and LAE expense. The remaining $5.7 million was recognized as a deferred gain under retroactive reinsurance accounting rules and will be amortized over the next two years as a reduction in losses and LAE expense using the interest method. In 2017, we recorded $7.2 million in ceded premiums under the ADC, and ceded $7.2 million in losses. As of December 31, 2018, the ADC has been fully utilized.

Results of Operations - 2018 Compared to 2017
The following table summarizes our operating results for the years indicated (dollars in thousands):
Summary Operating Results

	Years Ended December 31,
	2018	2017	$ Change	% Change

Gross written premiums	$104,368	$114,284	$(9,916)	(8.7%)
Net written premiums	$89,086	$91,240	$(2,154)	(2.4%)
Net earned premiums	$93,811	$91,729	$2,082	2.3%
Other income	1,582	1,560	22	1.4%
Losses and loss adjustment expenses, net	62,515	73,917	(11,402)	(15.4%)
Policy acquisition costs	25,534	26,245	(711)	(2.7%)
Operating expenses	17,683	17,367	316	1.8%
Underwriting gain (loss)	(10,339)	(24,240)	13,901	*
Net investment income	3,336	2,728	608	22.3%
Net realized investment gains	61	70	(9)	(12.9%)
Change in fair value of equity securities	121	—	121	*
Other gains (losses)	—	750	(750)	*
Interest expense	2,644	1,362	1,282	94.1%
Income (loss) before income taxes	(9,465)	(22,054)	12,589	*
Income tax expense (benefit)	52	(447)	499	*
Equity earnings (losses) in affiliates, net of tax	290	65	225	*
Net income (loss)	$(9,227)	$(21,542)	$12,315	*

Underwriting Ratios:
Loss ratio	65.5%	79.2%
Expense ratio	45.3%	46.8%
Combined ratio	110.8%	126.0%
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

Our premiums are presented below for the years ended December 31, 2018 and 2017 (dollars in thousands):
Summary of Premium Revenue

	Years Ended December 31,
	2018	2017	$ Change	% Change

Gross written premiums
Commercial lines	$97,694	$92,112	$5,582	6.1%
Personal lines	6,674	22,172	(15,498)	(69.9%)
Total	$104,368	$114,284	$(9,916)	(8.7%)

Net written premiums
Commercial lines	$87,038	$78,217	$8,821	11.3%
Personal lines	2,048	13,023	(10,975)	(84.3%)
Total	$89,086	$91,240	$(2,154)	(2.4%)

Net Earned premiums
Commercial lines	$83,352	$76,786	$6,566	8.6%
Personal lines	10,459	14,943	(4,484)	(30.0%)
Total	$93,811	$91,729	$2,082	2.3%
Gross written premiums decreased by $9.9 million, or 8.7%, to $104.4 million for the year ended December 31, 2018, as compared to $114.3 million for the year ended December 31, 2017. These results reflect our continued execution of our growth initiatives in the niche commercial insurance markets and our strategic change in the mix of business of our personal lines.
Commercial lines gross written premiums increased $5.6 million, or 6.1%, to $97.7 million for the year ended December 31, 2018, as compared to $92.1 million for the year ended December 31, 2017. This increase was seen across many commercial product lines as a result of our continued strategic expansion efforts.
Personal lines gross written premiums decreased $15.5 million, or 69.9%, to $6.7 million for the year ended December 31, 2018, as compared to $22.2 million for the same period in 2017. This was largely driven by a reduction in wind-exposed homeowners business in both Hawaii and Florida.
Net written premiums decreased $2.2 million, or 2.4%, to $89.1 million for the year ended December 31, 2018, as compared to $91.2 million for the year ended December 31, 2017. The decrease was primarily due to the reduction in wind-exposed homeowners business.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the year December 31, 2018 and December 31, 2017 remained flat at $1.6 million.

Losses and Loss Adjustment Expenses
The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2018 and 2017 (dollars in thousands).

Year Ended December 31, 2018	Commercial Lines	Personal Lines	Total

Accident year net losses and LAE	$46,816	$6,665	$53,481
Net (favorable) adverse development	6,249	2,785	9,034
Calendar year net loss and LAE	$53,065	$9,450	$62,515

Accident year loss ratio	55.8%	59.4%	56.1%
Net (favorable) adverse development	7.4%	24.8%	9.4%
Calendar year loss ratio	63.2%	84.2%	65.5%

Year Ended December 31, 2017	Commercial Lines	Personal Lines	Total

Accident year net losses and LAE	$48,520	$15,937	$64,457
Net (favorable) adverse development	7,181	2,279	9,460
Calendar year net loss and LAE	$55,701	$18,216	$73,917

Accident year loss ratio	62.7%	101.4%	69.1%
Net (favorable) adverse development	9.3%	14.5%	10.1%
Calendar year loss ratio	72.0%	115.9%	79.2%
Net losses and LAE decreased by $11.4 million, or 15.4%, for the year ended December 31, 2018, as compared to the same period in 2017. The calendar year loss ratios were 65.5% and 79.2% for the years ended December 31, 2018 and 2017, respectively. Before the impact of the ADC deferred gain and hurricane costs, the calendar year loss ratio was 58.3% in 2018. Before the impact of the ADC deferred gain and hurricane costs, the calendar year loss ratio was 74.8% in 2017.
The $9.0 million of adverse development in 2018 consisted of $6.2 million from commercial lines and $2.8 million from personal lines and mostly related to the 2016 and 2015 accident years.
The $9.5 million of adverse development in 2017 consisted of $7.2 million from commercial lines and $2.3 million from personal lines and mostly related to the 2016 and 2015 accident years. This development primarily consisted of $5.1 million from commercial liability business, $1.6 million from the commercial property, $1.7 million from Florida homeowners and $0.5 million from commercial auto business.
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

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2018	2017
		Before ADC or Reinstatement Costs	Impact of ADC & Reinstatement Costs	Total
Commercial Lines
Policy acquisition costs	25.6%	24.7%	1.7%	26.4%
Operating expenses	17.9%	13.7%	1.0%	14.7%
Total	43.5%	38.4%	2.7%	41.1%

Personal Lines
Policy acquisition costs	36.1%	31.5%	5.2%	36.7%
Operating expenses	13.0%	14.0%	2.3%	16.3%
Total	49.1%	45.5%	7.5%	53.0%

Corporate and Other
Operating expenses	1.2%	3.7%	—%	3.7%
Total	1.2%	3.7%	—%	3.7%

Consolidated
Policy acquisition costs	26.8%	25.9%	2.2%	28.1%
Operating expenses	18.5%	17.2%	1.4%	18.6%
Total	45.3%	43.1%	3.6%	46.7%
Our expense ratio decreased by 1.4%, to 45.3% for the year ended December 31, 2018, as compared to the same period in 2017. The decrease in the expense ratio was primarily due to there being less impact in 2018 from the ADC. The expense ratio before the ADC and reinstatement costs for the year ended 2018 was 44.8%, compared to 43.1% for the year ended 2017. The increase in the expense ratio before the impact of the ADC and reinstatement costs was due to lower net earned premium in 2018, as much of the wind-exposed homeowners business rolled off.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income decreased by 1.3 percentage points from 28.1% in 2017, to 26.8% in 2018.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 18.5% and 18.6% for the years ended December 31, 2018 and 2017, respectively.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the years ended December 31, 2018 and 2017 (dollars in thousands):
Underwriting Gain (Loss)

	Years Ended December 31,
	2018	2017	Change

Commercial Lines	$(5,660)	$(10,096)	$4,436
Personal Lines	(3,737)	(10,838)	7,101
Corporate and Other	(942)	(3,306)	2,364
Total	$(10,339)	$(24,240)	$13,901
Investment Income
Net investment income increased by $608,000, or 22.3%, to $3.3 million for the year ended December 31, 2018, as compared to 2.7 million for the year ended December 31, 2017. This increase was mainly due to an increase in interest rates and average invested assets during 2018. Average invested assets as of December 31, 2018, were $148.9 million as compared to $143.1 million at December 31, 2017, an increase of $5.8 million, or 4.1%. As of December 31, 2018, the average invested asset balance was comprised of 86.3% debt securities, 6.9% equity securities and 6.8% short-term investments, compared to the December 31, 2017 mix of 87.3% debt securities, 5.0% equity securities and 7.9% short term investments.
The portfolio’s average quality was AA at December 31, 2018 and 2017. The portfolio produced a tax-equivalent book yield of 2.8% and 2.5% for the years ended December 31, 2018 and 2017, respectively. The duration-to-worst average of the debt securities portfolio was 3.1 years and 3.2 years at December 31, 2018 and 2017, respectively.
Other Gains (Losses)
There were no other gains in 2018. In 2017, we recognized a $750,000 gain on the sale of the renewal rights of a portion of the low-value dwelling book of business to another insurer.
Interest Expense
Interest expense was $2.6 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively. Interest expense increased due to the increase in outstanding debt throughout the year. We issued $22.0 million of public senior unsecured notes (the "Notes") in the third quarter of 2018. We issued an additional $3.3 million of the Notes in the fourth quarter of 2018. Proceeds from the notes were used to pay down $19.5 million of the $30.0 million of subordinated notes that were issued in the third quarter of 2017. Interest expense includes the amortization of debt issuance costs relating to the new Notes which is $260,000 per annum over the 5-year life of the Notes. The interest expense relating to the amortization of debt issuance costs for the existing $10.5 million of the subordinated notes is $50,000 per annum over the 20-year life of the subordinated notes.
Income Tax Expense (Benefit)
On December 22, 2017, the U.S. federal government enacted H.R. 1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”). The Act provided for significant changes to corporate taxation including the decrease of the corporate tax rate from 34% to 21%. In 2017, the Company completed an analysis of the impact of the Act and followed the additional guidance provided by the Security and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB 118”). There were no material provisional balances as of December 31, 2017.
In 2018, the Company recognized a measurement period adjustment of $42,735 related to loss reserve discounting, which reduced deferred tax expense. The Company also recognized a measurement period adjustment of $42,735 related to the loss reserve discounting transitional adjustment, which increased deferred tax expense. The measurement period adjustments were based upon obtaining additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts under the Act. The measurement period adjustments had no effect on the effective tax rate for the year ending December 31, 2018. The accounting for the income tax effects of the Act pursuant to SAB 118 has been completed as of the end of the December 22, 2018, measurement period and for the year ending December 31, 2018.

For the year ended December 31, 2018, the Company reported $0 of current federal income tax expense and $52,000 of current state income tax expense. The Company also reported a deferred tax benefit of $0. For the year ended December 31, 2017, the Company reported $16,000 of current federal income tax benefit and $12,000 of current state income tax benefit. For the year ended December 31, 2017, the Company also reported a deferred tax benefit of $419,000 which was largely the result of changes in the net deferred tax asset valuation allowance related to changes in unrealized gains.
There is a $12.6 million valuation allowance against 100% of the net deferred tax assets at December 31, 2018, which would increase book value by $1.49 per share if reversed in the future. The valuation allowance was $9.9 million for 2017. As of December 31, 2018, the Company has net operating loss carryforwards for federal income tax purposes of $48.3 million, of which $43.3 million expire in tax years 2019 through 2038 and $5.0 million never expire. Of this amount, $14.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $11.9 million, which expire in tax years 2021 through 2038.

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
The $9.5 million of adverse development in 2017 consisted of $7.2 million from commercial lines and $2.3 million from personal lines and mostly related to the 2016 and 2015 accident years. Substantially all of this development occurred in the first three quarters of 2017 and primarily consisted of $5.1 million from commercial liability business, $1.6 million from the commercial property, $1.7 million from Florida homeowners and $0.5 million from commercial auto business.
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

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the years ended December 31, 2017 and 2016 (dollars in thousands):
Underwriting Gain (Loss)

	Years Ended December 31,
	2017	2016	Change

Commercial Lines	$(10,096)	$1,531	$(11,627)
Personal Lines	(10,838)	(4,929)	(5,909)
Corporate and Other	(3,306)	(7,736)	4,430
Total	$(24,240)	$(11,134)	$(13,106)
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

Liquidity and Capital Resources
Sources and Uses of Funds
At December 31, 2018, we had $19.7 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the holding company. Secondarily, the holding company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the holding company under certain circumstances. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. No dividends were paid from our Insurance Company Subsidiaries in 2018 or 2017, and $5.5 million of dividends were paid from our Insurance Company Subsidiaries to the holding company in 2016.
We made no contributions to our Insurance Company Subsidiaries in 2018, and we contributed $20.9 million to our Insurance Company Subsidiaries in 2017, and $2.1 million in 2016, to increase their statutory surplus levels. We believe that the current statutory surplus levels and the funds available at the holding company level will provide the necessary statutory capital to support our premium volume growth over the next two years.
Cash Flows
Operating Activities. Cash used in operating activities for the year ended December 31, 2018, was $17.0 million as compared to cash provided by operating activities of $9.1 million for the year ended December 31, 2017. The $26.1 million fluctuation in cash from operations was due to a $10.0 million decrease in cash collected on gross premiums, mostly due to the reduction in wind-exposed homeowners premiums, a $2.8M increase in paid ceded premiums due to the ceded premiums paid on the ADC and reinstatement premiums, and a $10.1 million increase in net paid losses due, in part, to losses incurred from the 2017 hurricanes. Cash provided by operating activities for the years ended December 31, 2017 and 2016 were $9.1 million and $6.2 million, respectively. The increase in cash provided by operations was attributable to the overall growth of the business.
Investing Activities. Cash provided by investing activities for the year ended December 31, 2018, was $12.2 million as compared to $26.0 million used in investing activities for the same period in 2017. The increase in funds provided by investing activities was due to a decrease in funds available to be invested in our investment portfolios in the insurance subsidiaries as cash collections decreased and paid losses increased from operating activities.
Net cash used in investing activities for the year ended December 31, 2016, was $10.8 million and was primarily attributable to net investments into debt securities of $23.9 million, offset by the sale of short-term investments of $10.3 million.
Financing Activities. Cash provided by financing activities for the years ended December 31, 2018 and 2017, were $3.7 million and $16.2 million, respectively. There was a $5.0 million issuance of common stock in 2017 and none in 2018. Also, there was $6.9 million greater cash flow from debt, net of repayments and debt issuance costs in 2017, than in 2018.

Cash provided by financing activities for the years ended December 31, 2017 and 2016, were $16.2 million and $4.4 million, respectively. The greater cash provided by financing activities in 2017 was due to a $5.0 million stock issuance in 2017, and the issuance of a $30.0 million subordinated debt offering, offset by issuance costs and the payment in full of the senior debt facility.
Outstanding Debt
In September and October 2018, we issued $25.3 million of public senior unsecured notes (the “Notes”). The Notes mature on September 30, 2023, and bear interest, payable quarterly, at the annual rate of 6.75%. We used a portion of the proceeds from the Notes to pay down $19.5 million of the $30.0 million subordinated notes originally entered into on September 29, 2017 (“Subordinated Notes”). Effective September 24, 2018, the Subordinated Notes agreement was amended. Under the new terms, the Subordinated Notes carry a principle value of $10.5 million, mature on September 30, 2038, and bear an annual interest rate of 7.5% until September 30, 2023, and 12.5% thereafter.  Interest is payable quarterly. Beginning September 30, 2021, the Company may redeem the Subordinated Notes, in whole or in part, or any quarter thereafter, for a call premium of $1.1 million.  The call premium escalates quarterly to $1.75 million on September 30, 2023, then steps up to $3.05 million on December 31, 2023, and increases quarterly at a 12.5% per annum rate thereafter.  The debt covenants are consistent with the existing Subordinated Note terms.  A $105,000 loan origination fee was paid on the effective date.
The carrying value of the Notes and Subordinated Notes are offset by $2.3 million of debt issuance costs that will be amortized through interest expense over the life of the loans. Refer to Note 7 ~ Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
On June 21, 2018, the Company entered into a $10.0 million line of credit. The agreement has a maturity date of June 21, 2019 and bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels. As of December 31, 2018, the Company has not drawn down on the line of credit and was in compliance with all of its debt financial covenants.

Contractual Obligations and Commitments
The following table is a summary of our contractual obligations and commitments as of December 31, 2018 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years

Senior unsecured notes	$25,300	$—	$—	$25,300	$—
Interest on senior unsecured notes	8,112	1,708	3,415	2,989	—
Subordinated notes	10,500	—	—	—	10,500
Interest on subordinated notes	23,756	788	1,575	1,706	19,687
Operating Lease Obligations	5,302	1,103	2,070	1,636	493
Loss and loss adjustment expense (1)	92,807	30,035	39,561	18,001	5,210
Purchase Obligations (2)	1,350	360	720	270	—
Total	$167,127	$33,994	$47,341	$49,902	$35,890

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
At December 31, 2018, both of our Insurance Company Subsidiaries were in excess of any minimum threshold at which corrective action would be required.
Insurance operations are subject to various leverage tests (e.g., premium-to-statutory surplus ratios), which are evaluated by regulators and rating agencies. As of December 31, 2018, on a trailing twelve-month statutory combined basis, the gross written and net written premium leverage ratios were 1.6 to 1.0 and 1.4 to 1.0, respectively.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2018. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.
Interest Rate Risk
At December 31, 2018 and 2017, the fair value of our investment portfolio, excluding cash and cash equivalents, was $140.1 million and $157.7 million, respectively. Our investment portfolio consists principally of investment-grade, fixed-income securities, classified as debt securities. Accordingly, the primary market risk exposure to our debt portfolio is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The duration-to-worst average of the debt securities portfolio was 3.1 and 3.2 years as of December 31, 2018 and 2017, respectively.
The table below summarizes our interest rate risk. The table also illustrates the sensitivity of the fair value of our investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2018. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2018	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity

200 basis point increase	$121,991	$(7,374)	(5.7)%	(17.5)%
100 basis point increase	125,613	(3,752)	(2.9)%	(8.9)%
No change	129,365	—	—%	—%
100 basis point decrease	132,858	3,493	2.7%	8.3%
200 basis point decrease	135,833	6,468	5.0%	15.3%
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
At December 31, 2018 and 2017, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $36.6 million and $25.6 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to list of Financial Statement Schedules (including the Report of Independent Registered Public Accounting Firm referenced therein) set forth in Item 15 of this Annual Report on Form 10-K and Note 18 ~ Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2018. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There was no change in internal controls over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.
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

ITEMS 10 to 14
Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 15, 2019 and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,”“Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation”,“Security Ownership of Certain Beneficial Owners and Management”, “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm." Our Code of Business Conduct and Ethics can be found on our website www.cnfrh.com.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm on Financial Statements	60
	Consolidated Balance Sheets – December 31, 2018 and 2017	61
	Consolidated Statements of Operations – For Years Ended December 31, 2018, 2017 and 2016	62
	Consolidated Statements of Comprehensive Income (Loss) – For Years Ended December 31, 2018, 2017 and 2016	63
	Consolidated Statement of Changes in Shareholders’ Equity – For Years Ended December 31, 2018, 2017 and 2016	64
	Consolidated Statements of Cash Flows – For Years Ended December 31, 2018, 2017 and 2016	65
	Notes to Consolidated Financial Statements	66
2.	Financial Statement Schedules
	Schedule I – Summary of Investments Other Than Investments in Related Parties – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 2 ~ Investments
	Schedule II – Condensed Financial Information of Registrant	102
	Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 17 ~ Segment Information
	Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto See Note 6 ~ Reinsurance
	Schedule V – Valuation and Qualifying Accounts	105
	Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements or notes thereto
3.	Exhibits – The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Form 10-K	106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Conifer Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 13, 2019
We have served as the Company's auditor since 2010.

 CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2018	2017
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $122,678 and $137,004, respectively)	$120,440	$136,536
Equity securities, at fair value (cost of $9,559 and $8,629, respectively)	10,737	9,687
Short-term investments, at fair value	8,925	11,427
Total investments	140,102	157,650

Cash	10,792	11,868
Premiums and agents' balances receivable, net	21,247	22,845
Receivable from Affiliate	3,582	1,195
Reinsurance recoverables on unpaid losses	29,685	20,066
Reinsurance recoverables on paid losses	5,060	4,473
Prepaid reinsurance premiums	1,829	1,081
Deferred policy acquisition costs	12,011	12,781
Other assets	8,444	7,073
Total assets	$232,752	$239,032

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$92,807	$87,896
Unearned premiums	52,852	57,672
Reinsurance premiums payable	—	3,299
Debt	33,502	29,027
Deferred gain on ADC	5,677	—
Accounts payable and accrued expenses	5,751	8,312
Total liabilities	190,589	186,206

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 8,478,202 and 8,520,328 issued and outstanding, respectively)	86,533	86,199
Accumulated deficit	(41,758)	(33,010)
Accumulated other comprehensive income (loss)	(2,612)	(363)
Total shareholders' equity	42,163	52,826
Total liabilities and shareholders' equity	$232,752	$239,032

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue
Gross earned premiums	$109,188	$114,737	$104,713
Ceded earned premiums	(15,377)	(23,008)	(15,086)
Net earned premiums	93,811	91,729	89,627
Net investment income	3,336	2,728	2,173
Net realized investment gains	61	70	1,365
Change in fair value of equity securities	121	—	—
Other gains (losses)	—	750	(400)
Other income	1,582	1,560	1,118
Total revenue	98,911	96,837	93,883

Expenses
Losses and loss adjustment expenses, net	62,515	73,917	59,003
Policy acquisition costs	25,534	26,245	25,280
Operating expenses	17,683	17,367	17,596
Interest expense	2,644	1,362	647
Total expenses	108,376	118,891	102,526

Income (loss) before income taxes	(9,465)	(22,054)	(8,643)
Income tax expense (benefit)	52	(447)	(77)
Equity earnings (losses) in affiliates, net of tax	290	65	129

Net income (loss)	$(9,227)	$(21,542)	$(8,437)

Net income (loss) per share, basic and diluted	$(1.08)	$(2.74)	$(1.11)

Weighted average common shares outstanding, basic and diluted	8,543,876	7,867,344	7,618,588

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(9,227)	$(21,542)	$(8,437)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(1,825)	1,151	(2,139)
Income tax expense (benefit)	—	356	—
Unrealized investment gains (losses), net of tax	(1,825)	795	(2,139)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(55)	78	(877)
Income tax expense (benefit)	—	—	—
Total reclassifications included in net income (loss), net of tax	(55)	78	(877)

Other comprehensive income (loss)	(1,770)	717	(1,262)

Total comprehensive income (loss)	$(10,997)	$(20,825)	$(9,699)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(dollars in thousands)

For the Years ended December 31, 2018, 2017 and 2016
	No Par, Common Stock		Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2015	7,644,492	$80,111	$(3,031)	$182	$77,262
Net loss	—	—	(8,437)	—	(8,437)
Repurchase of common stock	(88,650)	(625)	—	—	(625)
Restricted stock unit expense, net	77,228	856	—	—	856
Other comprehensive loss	—	—	—	(1,262)	(1,262)
Balances at December 31, 2016	7,633,070	$80,342	$(11,468)	$(1,080)	$67,794
Net loss	—	—	(21,542)	—	(21,542)
Issuance of common stock in private placement	800,000	5,000	—	—	5,000
Common stock issuance costs		(38)	—	—	(38)
Restricted stock units expense, net	87,258	895	—	—	895
Other comprehensive income	—	—	—	717	717
Balances at December 31, 2017	8,520,328	$86,199	$(33,010)	$(363)	$52,826
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	556	(556)	—
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	(77)	77	—
Balances after cumulative effects	8,520,328	$86,199	$(32,531)	$(842)	$52,826
Net loss	—	—	(9,227)	—	(9,227)
Repurchase of common stock	(137,228)	(636)	—	—	(636)
Restricted stock units expense	95,102	970	—	—	970
Other comprehensive loss	—	—	—	(1,770)	(1,770)
Balances at December 31, 2018	8,478,202	$86,533	$(41,758)	$(2,612)	$42,163

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(9,227)	$(21,542)	$(8,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	386	372	401
Amortization of bond premium and discount, net	455	532	589
Net realized investment gains	(61)	(70)	(1,365)
Change in fair value of equity securities	(121)	—	—
Restricted stock unit expenses	970	895	856
Other	(290)	(484)	123
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums, agents' balances and other receivables	(789)	2,249	(6,487)
Reinsurance recoverables	(10,206)	(17,041)	(454)
Prepaid reinsurance premiums	(748)	3,039	(637)
Deferred policy acquisition costs	770	509	(1,188)
Other assets	(1,252)	4,239	(7,139)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	4,911	33,245	19,229
Unearned premiums	(4,820)	(454)	10,210
Reinsurance premiums payable	(3,299)	3,299	(1,069)
Accounts payable and other liabilities	6,313	302	1,534
Net cash provided by (used in) operating activities	(17,008)	9,090	6,166
Cash Flows From Investing Activities
Purchases of investments	(91,293)	(218,492)	(166,965)
Proceeds from maturities and redemptions of investments	22,827	25,213	13,730
Proceeds from sales of investments	80,774	167,338	142,679
Purchases of property and equipment	(86)	(13)	(195)
Net cash provided by (used in) investing activities	12,222	(25,954)	(10,751)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	5,000	—
Repurchase of common stock	(636)	—	(625)
Borrowings under debt arrangements	25,300	32,000	7,000
Repayment of borrowings under debt arrangements	(19,500)	(19,750)	(2,000)
Stock and debt issuance costs	(1,454)	(1,011)	—
Net cash provided by financing activities	3,710	16,239	4,375
Net increase (decrease) in cash	(1,076)	(625)	(210)
Cash at beginning of period	11,868	12,493	12,703
Cash at end of period	$10,792	$11,868	$12,493
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,116	$876	$641
Net income taxes paid (refunded)	(83)	—	—
Increase (decrease) in net payable for securities	(3,642)	2,691	486
The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Management Representation
The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries Conifer Insurance Company ("CIC"), Red Cedar Insurance Company ("RCIC"), White Pine Insurance Company ("WPIC"), Sycamore Insurance Agency, Inc. ("SIA") and American Colonial Insurance Services, Inc. CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc is referred to as the "Parent Company." On December 30, 2016, the Company's wholly owned subsidiary, American Colonial Insurance Company ("ACIC") was merged into WPIC.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities.
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
Public Debt Offering
In September and October of 2018, the Company completed a public debt offering of $25.3 million of senior unsecured notes. Refer to Note 7 ~ Debt for further details.
Summary of Significant Accounting Policies
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
Investment Securities
Debt securities are classified as available-for-sale and reported at fair value. The Company determines the fair value using the market approach, which uses quoted prices or other relevant data based on market transactions involving identical or comparable assets. The Company purchases the available-for-sale debt securities with the expectation that they will be held to maturity, however the Company may sell them if market conditions or credit‑related risk warrant earlier sales. The Company does not have any securities classified as held-to-maturity or trading.
The change in unrealized gain and loss on debt securities is recorded as a component of accumulated other comprehensive income (loss), net of the related deferred tax effect, until realized.
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
Equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income in the Consolidated Statements of Operations.
Mutual fund and similar investments are measured at their net asset value, which approximates fair value.  Any changes in the net asset value are recognized in net income in the Consolidated Statements of Operations.
The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. We review these investments for impairment during each reporting period. These investments are a component of Other Assets in the Consolidated Balance Sheets.
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
For each impaired security, the Company determines if: (i) it does not intend to sell the security and (ii) it is not "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company cannot assert these conditions, an OTTI loss is recorded through the consolidated statements of operations in the current period. For all other impaired securities, the Company will assess whether the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, the Company separates the impairment loss into: (i) the credit loss and (ii) the non-credit loss, which is the amount related to all other factors such as interest rate changes, fluctuations in exchange rates and market conditions. The credit loss charge is recorded to the current period statements of operations and the non-credit loss is recorded to accumulated other comprehensive income (loss), within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of a credit loss. Income is accreted over the remaining life of a security based on the interest rate necessary to discount the expected future cash flows to the new basis. If the security is non-income producing, any cash proceeds are applied as a reduction of principal when received.
Recognition of Premium Revenues
All of the property and casualty policies written by our insurance companies are considered short-duration contracts. These policy premiums are earned on a daily pro-rata basis, net of reinsurance, over the term of the policy, which are six or twelve months in duration. The portion of premiums written that relate to the unexpired terms of policies in force are deferred and reported as unearned premium at the balance sheet date.
Reinsurance
Reinsurance premiums, commissions, losses and loss adjustment expenses ("LAE") on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses and LAE paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverables on unpaid losses and LAE are estimated based upon assumptions consistent with those used in establishing the gross liabilities as they are applied to the underlying reinsured contracts. The Company records an allowance for uncollectible reinsurance recoverables based on an assessment of the reinsurer’s creditworthiness and collectability of the recorded amounts. Management believes an allowance for uncollectible recoverable from its reinsurers was not necessary for the periods presented.
The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of operating expenses.
In 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC"). The ADC is a retroactive reinsurance contract. If the cumulative claim and allocated claim adjustment expenses ceded under the ADC exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods using the interest method. In any period in which there is a gain position and a revised estimate of claim and allocated claim adjustment expenses, a portion of the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception date of the ADC.
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
As of December 31, 2018 and 2017, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.
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
Recently Issued Accounting Guidance
Effective January 1, 2018, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. As a result of adoption of this ASU, equity instruments that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. In addition, the Company's equity securities that do not have a readily determinable fair value are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. Previously, the Company’s equity securities were classified as available-for-sale and changes in fair value were recorded in other comprehensive income. Upon adoption of this ASU, cumulative net unrealized gains on equity securities of $1.1 million, net of deferred income taxes of $0.5 million, were reclassified from accumulated other comprehensive income into accumulated deficit. Prior periods have not been recast to conform to the current presentation. See Note 2 ~ Investments for details regarding the change in net unrealized gains on equity securities included in net income for the year ended December 31, 2018.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which addresses the financial reporting of leasing transactions. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the consolidated statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the consolidated statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the consolidated statement of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. We do not have any financing leases. If the standard were adopted as of December 31, 2018, approximately $4.3 million of future lease liabilities would be added to our balance sheet with a corresponding right-of-use asset. We have approximately $1.2 million of operating lease expenses as of December 31, 2018, and do not expect that there would be a materially different expense upon adoption.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. This update addresses the presentation and classification on the statement of cash flows for eight specific items, with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented and classified. The Company adopted ASU 2016-15 as of January 1, 2018. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements for assets and liabilities measured at fair value. The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted upon the issuance of this update. Management is currently evaluating the impact of the guidance.

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at December 31, 2018 and 2017 were as follows (dollars in thousands):

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt securities:
U.S. Government	$15,360	$3	$(178)	$15,185
State and local government	15,847	115	(174)	15,788
Corporate debt	30,423	74	(651)	29,846
Asset-backed securities	24,468	24	(208)	24,284
Mortgage-backed securities	30,377	18	(1,155)	29,240
Commercial mortgage-backed securities	4,025	5	(77)	3,953
Collateralized mortgage obligations	2,178	9	(43)	2,144
Total debt securities available for sale	$122,678	$248	$(2,486)	$120,440

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt securities:
U.S. Government	$17,179	$10	$(99)	$17,090
State and local government	17,302	255	(54)	17,503
Corporate debt	38,947	170	(209)	38,908
Asset-backed securities	23,539	36	(35)	23,540
Mortgage-backed securities	33,942	38	(522)	33,458
Commercial mortgage-backed securities	3,532	3	(44)	3,491
Collateralized mortgage obligations	2,563	19	(36)	2,546
Total debt securities available for sale	137,004	531	(999)	136,536
Equity Securities (1)	8,629	1,240	(182)	9,687
Total securities available for sale	$145,633	$1,771	$(1,181)	$146,223

(1) Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation. Refer to Note 1 ~ Summary of Significant Accounting Policies for further details.
The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2018
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	1	$2,470	$(24)	16	$11,725	$(154)	17	$14,195	$(178)
State and local government	21	4,935	(40)	16	4,273	(134)	37	9,208	(174)
Corporate debt	36	12,096	(140)	25	11,993	(511)	61	24,089	(651)
Asset-backed securities	25	17,743	(148)	9	4,166	(60)	34	21,909	(208)
Mortgage-backed securities	20	5,474	(138)	30	21,715	(1,017)	50	27,189	(1,155)
Commercial mortgage-backed securities	4	1,082	(12)	3	2,632	(65)	7	3,714	(77)
Collateralized mortgage obligations	4	116	(1)	6	1,587	(42)	10	1,703	(43)
Total debt securities available for sale	111	$43,916	$(503)	105	$58,091	$(1,983)	216	$102,007	$(2,486)

	December 31, 2017
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	12	$11,555	$(64)	7	$2,207	$(35)	19	$13,762	$(99)
State and local government	10	3,511	(20)	7	1,424	(34)	17	4,935	(54)
Corporate debt	38	15,236	(46)	10	6,555	(163)	48	21,791	(209)
Asset-backed securities	20	13,948	(29)	3	915	(6)	23	14,863	(35)
Mortgage-backed securities	6	4,935	(19)	26	24,939	(503)	32	29,874	(522)
Commercial mortgage-backed securities	3	2,026	(12)	2	722	(32)	5	2,748	(44)
Collateralized mortgage obligations	8	1,870	(36)	—	—	—	8	1,870	(36)
Total debt securities available for sale	97	53,081	(226)	55	36,762	(773)	152	89,843	(999)
Equity Securities (1)	13	436	(75)	4	266	(107)	17	702	(182)
Total securities	110	$53,517	$(301)	59	$37,028	$(880)	169	$90,545	$(1,181)
 (1) Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation. Refer to Note 1 ~ Summary of Significant Accounting Policies for further details.
The Company analyzed its investment portfolio in accordance with its OTTI review procedures and determined the Company did not need to record a credit-related OTTI loss, nor recognize a non credit-related OTTI loss in other comprehensive income for the years ended December 31, 2018, 2017, and 2016.

The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2018	2017	2016
Debt securities	$3,419	$2,757	$2,370
Equity securities	129	124	98
Cash and short-term investments	85	122	21
Total investment income	3,633	3,003	2,489
Investment expenses	(297)	(275)	(316)
Net investment income	$3,336	$2,728	$2,173
The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt securities and equity securities, as follows (dollars in thousands):

	December 31,
	2018	2017	2016
Debt securities:
Gross realized gains	$54	$32	$587
Gross realized losses	(256)	(8)	(24)
Total debt securities	(202)	24	563
Equity securities:
Gross realized gains	337	76	1,198
Gross realized losses	(74)	(30)	(396)
Total equity securities	263	46	802
Total net investment realized gains	$61	$70	$1,365
Proceeds from the sales of available-for-sale securities were $14.6 million, $1.8 million and $30.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in fair value of equity securities are now recognized in net income. The change in fair value of equity securities included in net income as of December 31, 2018 was a $121,000 gain. Prior periods have not been recast for the adoption of this guidance.
The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There was no impairment or observable changes in price recorded during 2018 related to the Company's equity securities without readily determinable fair value. These investments are a component of Other Assets in the Consolidated Balance Sheets.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2018. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,206	$9,153
Due after one year through five years	33,028	32,667
Due after five years through ten years	11,568	11,279
Due after ten years	7,828	7,720
Securities with contractual maturities	61,630	60,819
Asset-backed securities	24,468	24,284
Mortgage-backed securities	30,377	29,240
Commercial mortgage-backed securities	4,025	3,953
Collateralized mortgage obligations	2,178	2,144
Total debt securities	$122,678	$120,440
 At December 31, 2018 and 2017, the Insurance Companies Subsidiaries had an aggregate of $8.5 million and $8.2 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At December 31, 2018 and 2017, the Company had $45.4 million and $18.4 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

3.     Fair Value Measurements
The Company’s financial instruments include assets carried at fair value, as well as debt carried at face value, net of unamortized debt issuance costs, but disclosed at fair value in this note. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. In determining fair value, the Company applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices from sources independent of the reporting entity (“observable inputs”) and the lowest priority to prices determined by the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The fair value hierarchy is as follows:
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
NAV—The fair values of investment company limited partnership investments are based on the capital account balances reported by the investment funds subject to their management review and adjustment. These capital account balances reflect the fair value of the investment funds.

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$15,185	$—	$15,185	$—
State and local government	15,788	—	15,788	—
Corporate debt	29,846	—	29,846	—
Asset-backed securities	24,284	—	24,284	—
Mortgage-backed securities	29,240	—	29,240	—
Commercial mortgage-backed securities	3,953	—	3,953	—
Collateralized mortgage obligations	2,144	—	2,144	—
Total debt securities	120,440	—	120,440	—
Equity Securities	6,587	6,323	264	—
Short-term investments	8,925	8,925		—
Total marketable investments measured at fair value	$135,952	$15,248	$120,704	$—

Investments measured at NAV:
Investment in limited partnership	$4,150
Total investments measured at NAV	$4,150

Total assets measured at fair value	$140,102

Liabilities:
Senior Unsecured Notes *	$21,252	$—	$21,252	$—
Subordinated Notes *	10,640	—	—	10,640
Total Liabilities measured at fair value	$31,892	$—	$21,252	$10,640
* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

	December 31, 2017
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$17,090	$—	$17,090	$—
State and local government	17,503	—	17,503	—
Corporate debt	38,908	—	38,908	—
Asset-backed securities	23,540	—	23,540	—
Mortgage-backed securities	33,458	—	33,458	—
Commercial mortgage-backed securities	3,491	—	3,491	—
Collateralized mortgage-backed securities	2,546	—	2,546	—
Total debt securities	136,536	—	136,536	—
Equity Securities	5,627	5,381	246	—
Short-term investments	11,427	8,429	2,998	—
Total investments measured at fair value	$153,590	$13,810	$139,780	$—

Investments measured at NAV:
Investment in limited partnership	$4,060
Total investments measured at NAV	$4,060

Total assets measured at fair value	$157,650

Liabilities:
Subordinated Notes *	$29,888	$—	$—	$29,888
Total Liabilities measured at fair value	$29,888	$—	$—	$29,888
* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 10.8% of the fair value of the total investment portfolio as of December 31, 2018.
Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 86.1% of the fair value of the total investment portfolio as of December 31, 2018.

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
As of December 31, 2018, Level 3 liabilities are entirely comprised of the Company's subordinated debt. In determining the fair value of the subordinated debt outstanding at December 31, 2018, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were fed into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then fed back into the model along with the December 31, 2018, U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.
As of December 31, 2017, Level 3 liabilities are entirely comprised of the Company's subordinated debt. In determining the fair value of the subordinated debt outstanding at December 31, 2017, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 29, 2017 (the date of issuance) were fed into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then fed back into the model along with the December 31, 2017, U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.
The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2018 and 2017, respectively.

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2018, 2017 and 2016. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of period	$12,781	$13,290	$12,102

Deferred policy acquisition costs	24,764	25,736	26,468
Amortization of policy acquisition costs	(25,534)	(26,245)	(25,280)
Net change	(770)	(509)	1,188

Balance at end of period	$12,011	$12,781	$13,290

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
The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated (dollars in thousands):

	December 31,
	2018	2017	2016
Gross reserves - beginning of period	$87,896	$54,651	$35,422
Less: reinsurance recoverables on unpaid losses	20,066	6,658	5,405
Net reserves - beginning of period	67,830	47,993	30,017

Add: incurred losses and loss adjustment expenses, net of reinsurance
Current period	53,482	64,458	48,782
Prior period	9,033	9,459	10,221
Total net incurred losses and loss adjustment expenses	62,515	73,917	59,003

Deduct: loss and loss adjustment expense payments, net of reinsurance
Current period	17,025	24,547	20,828
Prior period	44,521	29,533	20,199
Total net loss and loss adjustment expense payments	61,546	54,080	41,027

Net reserves - end of period	68,799	67,830	47,993
Plus: reinsurance recoverables on unpaid losses	29,685	20,066	6,658
Less: deferred gain on ADC	(5,677)	—	—
Gross reserves - end of period	$92,807	$87,896	$54,651
There was $9.0 million, $9.5 million, and $10.2 million of adverse development on prior accident year reserves in 2018, 2017 and 2016, respectively. There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2018, 2017 or 2016.
In 2018, the adverse development consisted of $6.2 million from commercial lines and $2.8 million from personal lines. Of the $6.2 million of adverse development in commercial lines, $4.2 million was related to the commercial liability business. Of the $2.8 million of adverse development in personal lines, $2.0 million and $727,000 were related to the Florida homeowners and Texas homeowners business, respectively. This included $960,000 of adverse development related to hurricanes Harvey and Irma.
In 2017, the adverse development consisted of $7.2 million from commercial lines and $2.3 million from personal lines and was mostly related to the 2016 and 2015 accident years. This development consisted of $5.1 million from the commercial liability business, $1.6 million from commercial property, $1.7 million from Florida homeowners and $0.5 million from commercial auto business.
In 2016, there was $10.2 million of adverse development, which consisted of $4.1 million in the commercial liability business, $2.7 million in the commercial auto business, $2.7 million in the wind-exposed homeowners' line and $0.8 million in the run-off personal auto business.
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
In 2018, the Company ceded $10.3 million of losses under the ADC. Of the $10.3 million, $4.6 million was recognized as a benefit, reducing losses and LAE expense, and $5.7 million was deferred (recorded as a liability on the balance sheet) and will be amortized into income as a benefit in future periods. As of December 31, 2018, the Company has ceded to the limit of the ADC. In 2017, $7.2 million of adverse development was ceded to the ADC. Discussion of adverse development is net of benefits recognized under the ADC in that period.
Incurred losses during 2018 also included $583,000 in net catastrophe losses in the current calendar year related to Hurricane Harvey in Texas. Of the $583,000 in net catastrophe losses, personal lines accounted for $960,000 of the losses while commercial lines saw $377,000 of favorable development in calendar year 2018. Losses from Hurricane Irma were in excess of the Company’s $4.0 million retention on its catastrophe reinsurance treaty which resulted in $10.0 million of losses being ceded to the treaty during 2018. This also resulted in a $1.0 million charge for catastrophe reinstatement premiums which was recorded as ceded premiums in 2018.
In 2017, incurred losses included $5.4 million in net catastrophe losses related to Hurricane Harvey in Texas and Hurricane Irma in Florida. Approximately 34% of the losses were generated in Commercial Lines and 66% in Personal lines. Losses from Hurricane Irma were in excess of the Company’s $4.0 million retention on its catastrophe reinsurance treaty which resulted in $5.2 million of losses being ceded to the treaty as of December 31, 2017. This also resulted in a $806,000 charge for catastrophe reinstatement premiums which was recorded as ceded premiums in 2017.

Loss Development Tables
The following tables represent cumulative incurred loss and allocated loss adjustment expenses ("ALAE"), net of reinsurance, by accident year and cumulative paid loss and ALAE, net of reinsurance, by accident year, for the years ended December 31, 2009 to 2018, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2018, by reportable segment and accident year (dollars in thousands).

Commercial Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance										Total IBNR	Cumulative number of reported claims
Accident Year
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	2018	2018
2009	$11,400	$12,066	$10,312	$8,943	$8,232	$8,403	$8,359	$8,414	$8,442	$8,441	$—	877
2010		7,346	8,568	7,255	6,357	6,170	6,074	6,207	6,292	6,312	—	771
2011			6,753	5,758	5,326	5,049	4,932	4,903	4,935	4,933	—	590
2012				7,745	6,421	6,288	6,384	6,253	6,190	6,209	—	560
2013					10,018	9,435	9,893	10,237	11,252	11,218	50	605
2014						19,709	19,907	22,711	26,367	28,145	282	1,749
2015							22,442	26,633	31,861	34,478	612	2,346
2016								32,396	34,935	40,440	1,822	3,526
2017									44,251	44,495	9,145	5,686
2018										42,624	21,199	5,572
								Total		$227,295	$33,110

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018
2009	$4,436	$5,942	$6,410	$7,233	$7,800	$7,867	$7,933	$8,321	$8,441	$8,441
2010		3,066	4,488	5,219	5,910	6,040	6,065	6,166	6,258	6,312
2011			2,645	3,534	3,964	4,449	4,641	4,744	4,872	4,903
2012				2,325	3,703	4,696	5,558	5,994	6,065	6,209
2013					3,979	6,211	7,643	8,622	10,147	10,650
2014						8,715	13,977	17,458	22,446	25,609
2015							10,470	17,817	22,549	30,475
2016								10,255	19,135	27,785
2017									12,448	23,020
2018										10,375
								Total		$153,779

Unpaid losses and ALAE - years 2009 through 2018										$73,516
Unpaid losses and ALAE - prior to 2009 (1)*										45
Unpaid ADC										(16,849)
Unpaid losses and ALAE, net of reinsurance										$56,712

* Presented as unaudited required supplementary information.
(1) The Company's formation was in 2009, however, as a result of the acquisition of WPIC in 2010, incurred losses prior to the 2009 accident year remain outstanding.

Personal Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance										Total IBNR	Cumulative number of reported claims
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	2018	2018
2009	$667	$639	$634	$634	$634	$634	$634	$634	$634	$634	$—	65
2010		320	188	184	184	184	184	184	184	184	—	77
2011			1,678	1,758	1,981	2,031	2,030	2,045	2,027	2,024	—	717
2012				9,960	11,690	11,740	12,159	12,390	12,365	12,357	—	3,338
2013					18,034	17,996	18,925	19,138	19,167	19,202	4	5,195
2014						17,951	17,471	17,735	17,880	17,929	24	3,700
2015							10,877	13,445	14,721	15,285	12	2,128
2016								11,619	13,418	14,949	—	1,810
2017									14,058	13,550	48	2,769
2018										5,893	584	741
								Total		$102,007	$672

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018
2009	$537	$634	$634	$634	$634	$634	$634	$634	$634	$634
2010		151	174	184	184	184	184	184	184	184
2011			787	1,292	1,633	1,859	1,983	2,021	2,024	2,024
2012				5,665	9,251	10,844	11,777	12,202	12,306	12,329
2013					9,955	15,883	18,052	18,600	19,014	19,174
2014						12,819	16,515	17,260	17,746	17,855
2015							7,771	11,873	13,844	15,159
2016								7,119	11,238	14,442
2017									8,320	12,944
2018										4,296
								Total		$99,041

Unpaid losses and ALAE - years 2009 through 2018										$2,966
Unpaid losses and ALAE - prior to 2009 (1)*										—
Unpaid ADC										(701)
Unpaid losses and ALAE, net of reinsurance										$2,265

* Presented as unaudited required supplementary information.

Total Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance										Total IBNR	Cumulative number of reported claims
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	2018	2018
2009	$12,066	$12,705	$10,946	$9,577	$8,866	$9,037	$8,993	$9,048	$9,076	$9,075	—	942
2010		7,666	8,756	7,439	6,541	6,354	6,258	6,391	6,476	6,496	—	848
2011			8,431	7,517	7,307	7,081	6,963	6,949	6,964	6,957	—	1,307
2012				17,705	18,111	18,028	18,544	18,642	18,554	18,566	—	3,898
2013					28,052	27,431	28,817	29,375	30,419	30,420	54	5,800
2014						37,660	37,378	40,446	44,247	46,074	306	5,449
2015							33,319	40,078	46,581	49,763	624	4,474
2016								44,015	48,353	55,389	1,822	5,336
2017									58,309	58,045	9,193	8,455
2018										48,517	21,783	6,313
								Total		$329,302	$33,782

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident Year	For the years ended December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018
2009	$4,973	$6,576	$7,043	$7,867	$8,434	$8,501	$8,567	$8,955	$9,075	$9,075
2010		3,217	4,662	5,403	6,094	6,223	6,248	6,350	6,442	6,496
2011			3,432	4,826	5,597	6,308	6,624	6,766	6,897	6,927
2012				7,990	12,954	15,540	17,335	18,195	18,369	18,538
2013					13,934	22,094	25,695	27,223	29,162	29,824
2014						21,534	30,492	34,718	40,192	43,464
2015							18,241	29,690	36,393	45,634
2016								17,374	30,373	42,227
2017									20,768	35,964
2018										14,671
								Total		$252,820

Unpaid losses and ALAE - years 2009 through 2018										$76,482
Unpaid losses and ALAE - prior to 2009 (1)*										45
Unpaid ADC										(17,550)
Unpaid losses and ALAE, net of reinsurance										$58,977

* Presented as unaudited required supplementary information.

The following table reconciles the claim development information to the consolidated balance sheet for the year ended December 31, 2018, by reportable segment (dollars in thousands).

December 31, 2018
Net outstanding liabilities for unpaid claims and ALAE
Commercial Lines	$56,712
Personal Lines	2,265
Liabilities for unpaid claims and ALAE, net of reinsurance	58,977

Reinsurance recoverable on unpaid claims
Commercial Lines	26,919
Personal Lines	2,766
Total reinsurance recoverable on unpaid claims	29,685

ULAE Expense	4,145

Total gross liability for unpaid claims and LAE	$92,807
Loss Duration Disclosure (unaudited)
The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance, for each reportable segment.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10+
Commercial Lines	30.5%	24.0%	19.4%	13.5%	6.7%	3.0%	1.5%	0.8%	0.5%	0.1%
Personal Lines	64.2%	21.3%	7.7%	3.9%	2.5%	0.4%	—%	—%	—%	—%
Total Lines	32.2%	23.9%	18.8%	13.0%	6.4%	2.9%	1.5%	0.8%	0.5%	0.1%

6.     Reinsurance
In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events. The Company primarily ceded all specific commercial liability risks in excess of $500,000 in 2018, 2017, and 2016, and ceded all specific commercial property risks in excess of $300,000 in 2018, and $500,000 in 2017 and 2016. The Company ceded homeowners specific risks in excess of $300,000 in 2018, 2017 and 2016. A "treaty" is a reinsurance agreement in which coverage is provided for a class of risks and does not require policy by policy underwriting of the reinsurer. "Facultative" reinsurance is where a reinsurer negotiates an individual reinsurance agreement for every policy it will reinsure on a policy by policy basis.
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
Property

•
Effective November 1, 2014, the Company entered into an excess of loss reinsurance treaty for personal property coverage with limits up to $2.7 million in excess of $300,000, for homeowners' and dwelling fire business. This treaty remained in effect through 2018.

•
Effective January 1, 2018, the Company entered into an excess of loss reinsurance treaty for commercial property coverage with limits up to $200,000 in excess of $300,000. This treaty remained in effect through 2018.

•
Effective July 1, 2015, the Company entered into an excess of loss treaty for commercial property coverage with limits up to $2.0 million in excess of $2.0 million. This treaty remained in effect throughout 2018.

•	At December 31, 2018, the Company is covered for property catastrophe losses up to $96.0 million in excess of a $4.0 million retention for the first event. The treaty renews June 1, 2019.
Multiple Line

•
Effective January 1, 2015, the Company entered into an excess of loss multi-line treaty that covers commercial property and casualty losses up to $1.5 million in excess of a $500,000 retention. This treaty remained in effect through 2018.

Quota Share

•
The Company has commercial umbrella treaties for commercial lines business in the form of a 90% to 100% quota share. A quota share agreement is an agreement between an insurer and a reinsurer whereby the reinsurer pays an agreed-upon percentage of all losses the insurer sustains. In turn, the insurer compensates the reinsurer for this agreement in the form of a percentage of the premiums for the applicable lines covered and reinsurance period.

•
Effective December 31, 2014, the Company entered into a 25% quota share arrangement with a reinsurer for coverage net of the other reinsurance arrangements and within the Company's retention of $500,000 for commercial lines and $300,000 for homeowners lines. The Company terminated the agreement on August 1, 2015. The purpose of the quota share arrangement was to reduce the capital requirements necessary to support premium growth initiatives. The IPO provided sufficient capital to support growth initiatives, and the quota share was no longer deemed necessary.

Adverse Development Cover

•
Effective September 28, 2017, the Company entered into an ADC to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017. The consideration for the ADC was $7.2 million, which resulted in a one-time charge to ceded premiums fully earned in the third quarter. The agreement provides up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016. The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million (inclusive of a 10% co-participation). As of December 31, 2018, the Company has fully utilized the ADC. There is a 35% contingent recovery depending on the performance of the reserves over time. No contingent recovery is currently reflected in the financial statements.

Equipment Breakdown, Employment Practice Liability, and Data Compromise and Identity Recovery

•
The Company has a 100% quota share arrangement with a reinsurer for a small number of equipment breakdown, employment practices liability, and data compromise coverages that are occasionally bundled with other products.

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
The Company assumed $31.1 million, $28.0 million, and $25.0 million of written premiums under the insurance fronting arrangements for the years ended December 31, 2018, 2017, and 2016, respectively.
The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands). The 2018 and 2017 ceded written and earned premium amounts include $1.0 million and $806,000 of reinsurance reinstatement costs relating to Hurricane Irma, respectively.

	Year Ended December 31,
	2018	2017	2016
Written premiums:
Direct	$73,290	$86,251	$89,915
Assumed	31,078	28,033	25,008
Ceded	(15,282)	(23,044)	(14,994)
Net written premiums	$89,086	$91,240	$99,929

Earned premiums:
Direct	$80,691	$87,656	$90,660
Assumed	28,497	27,081	14,053
Ceded	(15,377)	(23,008)	(15,086)
Net earned premiums	$93,811	$91,729	$89,627

Loss and loss adjustment expenses:
Direct	$65,284	$79,035	$59,940
Assumed	20,671	19,524	11,955
Ceded	(23,440)	(24,642)	(12,892)
Net Loss and loss adjustment expenses	$62,515	$73,917	$59,003

Percentage of Assumed Written Premiums to Net Written Premiums	34.9%	30.7%	25.0%

7.     Debt
At December 31, 2018 the Company's debt was comprised of three instruments: $25.3 million of publicly traded senior unsecured notes which were issued in September and October of 2018, a $10.0 million line of credit which commenced in June 2018, and $10.5 million of privately placed subordinated notes (the “Subordinated Notes”). At December 31, 2017, the only debt was $30.0 million of Subordinated Notes. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	December 31,
	2018	2017
Senior unsecured notes	$24,018	$—
Subordinated notes	9,484	29,027
Line of credit	—	—
Total	$33,502	$29,027
On September 24, 2018, the Company issued $22.0 million of public senior unsecured notes (the "Notes"). Maturing on September 30, 2023, the Notes bear interest at a rate of 6.75% per annum, payable quarterly at the end of March, June, September and December. The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.
On October 12, 2018 the Company issued an additional $3.3 million of the Notes as the underwriters fully exercised their over-allotment option. The total aggregate principal amount of Notes sold by the Company in the public offering increased to $25.3 million. Proceeds from the Notes were primarily used to pay down $19.5 million of the Subordinated Notes.
Effective September 24, 2018, the Company amended the terms of the Subordinated Notes to reduce the principle value to $10.5 million, change the maturity to September 30, 2038 and modify the call provisions. The amended Subordinated Notes bear interest at a rate of 7.5% per annum until September 30, 2023, and 12.5% thereafter, and allow for four quarterly interest payment deferrals. Interest is payable quarterly at the end of March, June, September and December. Beginning September 30, 2021, the Company may redeem the Subordinated Notes, in whole or in part, for a call premium of $1.1 million. The call premium escalates each quarter to ultimately $1.75 million on September 30, 2023, then steps up to $3.05 million on December 31, 2023, and increases quarterly at a 12.5% per annum rate thereafter. The debt covenants are consistent with the original Subordinated Note terms. The Company paid a $105,000 loan origination fee on the effective date. The company recorded the Subordinated Notes amendment as a debt modification and retained the unamortized debt issuance costs from the original loan which will be amortized over the 20-year life of the amended Subordinated Notes in conjunction with the $105,000 origination fee.
The carrying value of the Notes and Subordinated Notes are offset by $1.3 million and $1.0 million of debt issuance costs, respectively. The debt issuance costs will be amortized through interest expense over the life of the loans.
The Subordinated Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. At December 31, 2018, the Company was in compliance with all of its debt financial covenants.
On June 21, 2018, the Company entered into a $10.0 million line of credit. The agreement has a maturity date of June 21, 2019 and bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels. As of December 31, 2018, the Company has not drawn down on the line of credit and was in compliance with all of its debt financial covenants.
On September 29, 2017, the Company executed 30.0 million of Subordinated Notes. These Subordinated Notes were amended as described, above. These Subordinated Notes had a maturity date of September 29, 2032, bore interest, payable quarterly at a fixed annual rate of 8.0%, and allowed for up to four quarterly interest deferrals. On the fifth and tenth anniversary of the notes, the interest rate reset to 1,250 basis points and 1,500 basis points, respectively, above the 5-year mid-swap rate.

8. Income Taxes
At December 31, 2018 and 2017, the Company had current income taxes receivable of $79,000 and $214,000, respectively, included in other assets in the consolidated balance sheets.
The income tax expense (benefit) is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax expense (benefit)	$52	$(28)	$70
Deferred tax expense (benefit)	—	(419)	(147)
Total income tax expense (benefit)	$52	$(447)	$(77)
The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2018, and 34% in 2017 and 2016, to pretax income as a result of the following (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Income (loss) before income taxes	$(9,465)	$(22,054)	$(8,643)
Statutory U.S. federal income tax rate	(1,988)	(7,498)	(2,939)
State income taxes, net of federal benefit	(156)	(106)	(3)
Tax‑exempt investment income and dividend received deduction	(70)	(123)	(106)
Nondeductible meals and entertainment	38	54	61
Valuation allowance on deferred tax assets	2,331	1,515	2,808
Change in federal tax rate	—	5,612	—
Other	(103)	99	102
Income tax expense (benefit)	$52	$(447)	$(77)
Effective tax rate	(0.5)%	2.0%	0.9%

On December 22, 2017, the U.S. federal government enacted H.R. 1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”). The Act provided for significant changes to corporate taxation including the decrease of the corporate tax rate from 34% to 21%. In 2017, the Company completed an analysis of the impact of the Act and followed the additional guidance provided by the Security and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB 118”). There were no material provisional balances as of December 31, 2017.
In 2018, the Company recognized a measurement period adjustment of $42,735 related to loss reserve discounting, which reduced deferred tax expense. The Company also recognized a measurement period adjustment of $42,735 related to the loss reserve discounting transitional adjustment, which increased deferred tax expense. The measurement period adjustments were based upon obtaining additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts under the Act. The measurement period adjustments had no effect on the effective tax rate for the year ending December 31, 2018. The accounting for the income tax effects of the Act pursuant to SAB 118 has been completed as of the end of the December 22, 2018, measurement period and for the year ending December 31, 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$937	$1,026
Unearned premiums	2,329	2,576
Net operating loss carryforwards	10,144	9,147
Net unrealized losses on investments	222	—
State net operating loss carryforwards	567	385
Deferred gain from ADC	1,254	—
Other	123	135
Gross deferred tax assets	15,576	13,269
Less valuation allowance	(12,606)	(9,904)
Total deferred tax assets, net of allowance	2,970	3,365
Deferred tax liabilities:
Investment basis difference	22	19
Net unrealized gains on investments	—	124
Deferred policy acquisition costs	2,522	2,684
Intangible assets	112	107
Property and equipment	63	85
Other	366	461
Total deferred tax liabilities	3,085	3,480
Net deferred tax liability	$(115)	$(115)
The net deferred tax liability is recorded in Accounts payable and accrued expenses in the consolidated balance sheets.
As of December 31, 2018, the Company has net operating loss carryforwards for federal income tax purposes of $48.3 million, of which $43.3 million expire in tax years 2019 through 2038 and $5 million never expire. Of this amount, $14.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $11.9 million, which expire in tax years 2021 through 2038.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2018. Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.
Based on its evaluation, the Company has recorded a valuation allowance of $12.6 million and $9.9 million at December 31, 2018 and 2017, respectively, to reduce the deferred tax assets to an amount that is more likely than not to be realized based on the provisions in ASC 740. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.
The Company files consolidated federal income tax returns. For the years before 2015, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2015 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

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
Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries. As of December 31, 2018, 2017 and 2016, the Insurance Company Subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.
Summarized 2018, 2017 and 2016 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands).

	CIC	WPIC
2018
Statutory capital and surplus	$47,121	$26,588
RBC authorized control level	11,901	4,682
Statutory net income (loss)	1,244	834
RBC %	396%	568%

	CIC	WPIC
2017
Statutory capital and surplus	$35,848	$26,075
RBC authorized control level	8,873	6,224
Statutory net income (loss)	(6,993)	(13,737)
RBC %	404%	419%

	CIC	WPIC
2016
Statutory capital and surplus	$29,539	$32,391
RBC authorized control level	6,676	6,583
Statutory net income (loss)	(2,782)	(1,209)
RBC %	442%	492%
Dividend Restrictions
The state insurance statutes in which the Insurance Company Subsidiaries are domiciled limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. The Company must receive regulatory approval in order to pay dividends to the Parent Company from its Insurance Company Subsidiaries in 2018.

10.     Shareholders’ Equity
Common Stock
On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the year ended December 31, 2018 the Company had repurchased 129,175 shares of stock valued at approximately $584,000 related to the stock repurchase program.  The Company also repurchased 8,053 shares of stock valued at approximately $52,000 related to the vesting of the Company’s restricted stock units. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.
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
As of December 31, 2018, 2017 and 2016 the Company had 8,478,202, 8,520,328, and 7,633,070 issued and outstanding shares of common stock, respectively.
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

11. Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$(363)	$(1,080)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	(556)	—
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	77	—
Balance after cumulative effects	(842)	(1,080)
Other comprehensive income (loss) before reclassifications	(1,825)	795
Less: amounts reclassified from accumulated other comprehensive income (loss)	(55)	78
Net current period other comprehensive income (loss)	(1,770)	717
Balance at end of period	$(2,612)	$(363)

12. Earnings Per Share
Basic and diluted earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(9,227)	$(21,542)	$(8,437)

Weighted average common shares, basic and diluted*	8,543,876	7,867,344	7,618,588

Earnings (loss) per share, basic and diluted	$(1.08)	$(2.74)	$(1.11)
* The non-vested shares of the restricted stock units were anti-dilutive as of December 31, 2018, 2017, and 2016. Therefore, the basic and diluted weighted average common shares are equal as of December 31, 2018, 2017, and 2016.

13.     Stock-based Compensation
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

The following summarizes our RSU activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at August 12, 2015 (IPO)	—	$—
Units granted	390	10.48
Outstanding at December 31, 2015	390	$10.48
Units granted	111	8.17
Units vested	(77)	10.48
Units forfeited	(8)	9.95
Outstanding at December 31, 2016	416	$9.87
Units granted	—	—
Units vested	(95)	9.97
Units forfeited	(14)	9.94
Outstanding at December 31, 2017	307	$9.84
Units granted	70	5.76
Units vested	(95)	9.84
Units forfeited	(18)	8.96
Outstanding at December 31, 2018	264	$8.91
The scheduled vesting for the restricted stock units at December 31, 2018 was as follows (in thousands):

	2019	2020	2021	2022	2023	Total

Scheduled vesting - RSUs	104	104	32	14	10	264

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

The Company recorded $970,000, $948,000 and $856,000 of compensation expense related to the RSUs for the years ended December 31, 2018, 2017 and 2016, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of December 31, 2018 was $2.4 million.

14.     Related Party Transactions
The Company employs B. Matthew Petcoff as Vice President of SIA. B. Matthew Petcoff is the brother of the Chairman and Chief Executive Officer, James G. Petcoff.
The Company employs Nicholas J. Petcoff as its Executive Vice President and a director, Andrew D. Petcoff as its Senior Vice President of Personal Lines, and Hilary Petcoff as its Vice President of Enterprise Risk Management. Nicholas J. Petcoff and Andrew D. Petcoff have been employed with the Company since 2009. They are the sons of the Company's Chairman and Chief Executive Officer, James G. Petcoff. Hilary Petcoff has been employed with the Company since 2009 and was appointed as its Vice President of Enterprise Risk Management in May 2018. Ms. Petcoff is the daughter of the Company’s Chairman and Chief Executive Officer, James G. Petcoff.

15. Employee Benefit Plans
The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees. Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to 100% of their compensation on a pre‑tax basis, subject to statutory limits. The Company will match the employees’ contributions up to the first 4% of their compensation. The Company’s Plan expense amounted to $479,000, $432,000 and $405,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

16.     Commitments and Contingencies
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
Commitments
The Company is party to an agreement with an unaffiliated company to provide a policy administration, billing, and claims system for the Company. The scope of work and fee structure has changed over time. Currently, the agreement requires a minimum monthly payment of $30,000 with a fee schedule that is scalable with the premium volume, and expires on September 30, 2022.
Operating leases
The Company leases administrative office facilities, including its corporate headquarters, and office equipment under operating leases that expire at various dates through 2024. The Company has the option to extend its corporate headquarters lease for two additional five‑year periods. The Company recognizes rent expense on a straight‑line basis over the term of the lease. Rent expense under the operating leases totaled $1.0 million in 2018, $961,000 in 2017, and $915,000 in 2016.
The future minimum rental payments under non-cancelable operating leases as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Amount
2019	$1,142
2020	1,116
2021	962
2022	829
2023	728
2024 and thereafter	451
Total future minimum rental payments	$5,228

17.     Segment Information
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
The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums and losses and LAE, net of reinsurance recoveries. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for underwriting personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Texas and Pennsylvania. For the years ended December 31, 2018, 2017 and 2016, gross written premiums attributable to these four states were 53.9%, 60.8%, and 56.7% respectively, of the Company’s total gross written premiums.
The following table summarizes our net earned premiums:

	Net Earned Premium
	2018	2017	2016
Commercial	89%	84%	77%
Personal	11%	16%	23%
Total	100%	100%	100%
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

The following tables present information by reportable segment (dollars in thousands):

Year Ended December 31, 2018	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$97,694	$6,674	$—	$104,368
Net written premiums	$87,038	$2,048	$—	$89,086
Net earned premiums	$83,352	$10,459	$—	$93,811
Other income	594	769	219	1,582
Segment revenue	83,946	11,228	219	95,393
Loss and loss adjustment expenses, net	53,065	9,450	—	62,515
Policy acquisition costs	21,474	4,060	—	25,534
Operating expenses	15,067	1,455	1,161	17,683
Segment expenses	89,606	14,965	1,161	105,732
Segment underwriting gain (loss)	$(5,660)	$(3,737)	$(942)	$(10,339)

Investment income			3,336	3,336
Net realized investment gains			61	61
Change in fair value of equity securities			121	121
Interest expense			(2,644)	(2,644)
Income (loss) before income taxes			$(68)	$(9,465)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$11,257	$754	$—	$12,011
Unearned premiums	49,549	3,303	—	52,852
Loss and loss adjustment expense reserves	87,643	5,164	—	92,807

Year Ended December 31, 2017	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$92,112	$22,172	$—	$114,284
Net written premiums	$78,217	$13,023	$—	$91,240
Net earned premiums	$76,786	$14,943	$—	$91,729
Other income	628	780	152	1,560
Segment revenue	77,414	15,723	152	93,289
Loss and loss adjustment expenses, net	55,701	18,216	—	73,917
Policy acquisition costs	20,470	5,775	—	26,245
Operating expenses	11,339	2,570	3,458	17,367
Segment expenses	87,510	26,561	3,458	117,529
Segment underwriting gain (loss)	$(10,096)	$(10,838)	$(3,306)	$(24,240)

Investment income			2,728	2,728
Net realized investment gains			70	70
Other gains (losses)			750	750
Interest expense			(1,362)	(1,362)
Income (loss) before income taxes			$(1,120)	$(22,054)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$10,116	$2,665	$—	$12,781
Unearned premiums	45,951	11,721	—	57,672
Loss and loss adjustment expense reserves	76,586	11,310	—	87,896

Year Ended December 31, 2016	Commercial Lines	Personal Lines	Corporate & Other	Total
Gross written premiums	$88,242	$26,681	$—	$114,923
Net written premiums	$78,439	$21,490	$—	$99,929
Net earned premiums	$68,921	$20,706	$—	$89,627
Other income	378	558	182	1,118
Segment revenue	69,299	21,264	182	90,745
Loss and loss adjustment expenses, net	42,441	16,562	—	59,003
Policy acquisition costs	18,560	6,720	—	25,280
Operating expenses	6,767	2,911	7,918	17,596
Segment expenses	67,768	26,193	7,918	101,879
Segment underwriting gain (loss)	$1,531	$(4,929)	$(7,736)	$(11,134)

Investment income			2,173	2,173
Net realized investment gains			1,365	1,365
Other gains (losses)			(400)	(400)
Interest expense			(647)	(647)
Income (loss) before income taxes			$(5,245)	$(8,643)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$10,156	$3,134	$—	$13,290
Unearned premiums	44,484	13,642	—	58,126
Loss and loss adjustment expense reserves	46,917	7,734	—	54,651

18. Quarterly Financial Data (Unaudited)
The following is a summary of quarterly results of operations for 2018 and 2017 (in thousands, except per share and ratio data). The fluctuations between periods and changes in reserves, as disclosed in Note 5, are due to the normal fluctuations in operations from quarter to quarter.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018
Gross written premiums	$23,737	$26,562	$26,629	$27,440
Net written premiums	$19,845	$22,595	$22,846	$23,800
Net earned premiums	$23,800	$23,938	$23,450	$22,623
Net investment income	802	837	786	911
Net realized gains (losses)	161	12	(21)	(91)
Change in fair value of equity securities (1)	(297)	29	152	237
Other income	357	450	405	370
Losses and loss adjustment expenses, net	13,328	15,068	16,554	17,565
Policy acquisition costs	6,513	6,472	6,452	6,097
Operating expenses	4,187	4,303	4,786	4,407
Interest expense	619	617	598	810
Income tax expense (benefit)	18	10	24	—
Equity earnings (losses) in affiliates, net of tax	55	89	93	53
Net income (loss)	$213	$(1,113)	$(3,551)	$(4,776)
Diluted earnings (loss) per common share (2)	$0.02	$(0.13)	$(0.42)	$(0.56)
Combined ratio	99.5%	106.0%	116.5%	122.1%

2017
Gross written premiums	$26,474	$26,981	$29,581	$31,247
Net written premiums	$22,324	$23,082	$18,395	$27,439
Net earned premiums	$24,140	$24,497	$17,659	$25,433
Net investment income	577	663	768	720
Net realized gains (losses)	(8)	—	39	39
Other gains (losses)	—	750	—	—
Other income	354	372	477	357
Losses and loss adjustment expenses, net	15,733	16,674	26,468	15,042
Policy acquisition costs	6,472	6,428	6,655	6,690
Operating expenses	4,530	4,370	4,474	3,993
Interest expense	224	219	303	616
Income tax (benefit) expense	6	(282)	(135)	(36)
Equity earnings (losses) in affiliates, net of tax	104	60	(76)	(23)
Net income (loss)	$(1,798)	$(1,067)	$(18,898)	$221
Diluted earnings (loss) per common share (2)	$(0.24)	$(0.14)	$(2.46)	$0.03
Combined ratio	109.1%	110.4%	207.3%	99.7%
(1) Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation. Refer to Note 1 ~ Summary of
Significant Accounting Policies for further details.

(2) Due to the changes in the equity structure of the Company (Note ~ 10 Shareholders' Equity) the weighted average common shares outstanding has fluctuated over the past two years and therefore the quarterly diluted earnings (loss) per common share does not total the full-year earnings (loss) per common share stated on the face of the Consolidated Statements of Operations.

19. Subsequent Events

On March 13, 2019 the Company repurchased 119,605 shares of the Company's stock at $4.00 per share. This transaction was completed as part of the Company's stock repurchase program that began on December 5, 2018. Refer to Note 10 ~ Shareholders' Equity for further details. As of March 13, 2019, the Company has repurchased 250,260 shares of stock valued at approximately $1.1 million related to the stock repurchase program.

Schedule II
Conifer Holdings, Inc.
Condensed Financial Information of Registrant
Balance Sheets – Parent Company Only
(dollars in thousands)

	December 31,
	2018	2017

Assets
Investment in subsidiaries	$72,419	$77,657
Equity securities	—	400
Cash	1,133	2,583
Due from subsidiaries	403	513
Due from affiliate	445	348
Other assets	1,822	1,271
Total assets	$76,222	$82,772

Liabilities and Shareholders' Equity
Liabilities:
Debt	$33,502	$29,027
Other liabilities	557	919
Total liabilities	34,059	29,946

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 8,478,202 and 8,520,328 issued and outstanding, respectively)	86,533	86,199
Accumulated deficit	(41,758)	(33,010)
Accumulated other comprehensive income (loss)	(2,612)	(363)
Total shareholders' equity	42,163	52,826
Total liabilities and shareholders' equity	$76,222	$82,772

Schedule II
Conifer Holdings, Inc.
Condensed Financial Information of Registrant
Statements of Comprehensive Income (Loss) – Parent Company Only
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenue
Management fees from subsidiaries	$13,567	$15,905	$9,911
Other income	73	826	51
Total revenue	13,640	16,731	9,962

Expenses
Operating expenses	17,336	13,496	16,995
Interest expense	2,644	1,362	647
Total expenses	19,980	14,858	17,642

Income (loss) before equity in earnings (losses) of subsidiaries and income tax expense (benefit)	(6,340)	1,873	(7,680)
Income tax expense (benefit)	(581)	859	(864)
Income (loss) before equity earnings (losses) of subsidiaries	(5,759)	1,014	(6,816)
Equity earnings (losses) in subsidiaries	(3,468)	(22,556)	(1,621)

Net income (loss)	(9,227)	(21,542)	(8,437)

Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	(1,770)	717	(1,262)
Total Comprehensive income (loss)	$(10,997)	$(20,825)	$(9,699)

Schedule II
Conifer Holdings, Inc.
Condensed Financial Information of Registrant
Statement of Cash Flows – Parent Company Only
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(9,227)	$(21,542)	$(8,437)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	379	347	364
Equity in undistributed (income) loss of subsidiaries	3,468	22,556	1,621
Incentive awards expenses - vesting of RSUs	970	895	856
Changes in operating assets and liabilities:
Due from subsidiaries	110	(513)	150
Due from affiliates	(97)	598	—
Current income tax recoverable	(488)	(485)	288
Other assets	(229)	532	(270)
Other liabilities	(360)	590	5
Net cash provided by (used in) operating activities	(5,474)	2,978	(5,423)
Cash Flows From Investing Activities
Contributions to subsidiaries	—	(20,860)	(2,100)
Dividends received from subsidiaries	—	—	5,450
Purchases of investments	400	(400)	—
Purchases of property and equipment	(86)	(13)	(192)
Net cash provided by (used in) investing activities	314	(21,273)	3,158
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	5,000	—
Repurchase of common stock	(636)	—	(625)
Borrowings under debt arrangements	25,300	32,000	7,000
Repayment of borrowings under debt arrangements	(19,500)	(19,750)	(2,000)
Stock and debt issuance costs	(1,454)	(1,011)	—
Net cash provided by financing activities	3,710	16,239	4,375
Net increase (decrease) in cash	(1,450)	(2,056)	2,110
Cash at beginning of period	2,583	4,639	2,529
Cash at end of period	$1,133	$2,583	$4,639

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,116	$876	$641

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
Dividends
The Parent received no cash dividends from its subsidiaries in 2018 or 2017 and $5.5 million in 2016.

2. Guarantees
The Parent has guaranteed the principal and interest obligations of a $10 million surplus note issued by Conifer Insurance Company to White Pine Insurance Company (both wholly owned subsidiaries).  The note pays interest annually at a per annum rate of 4% and has no maturity.

Schedule V
Conifer Holdings, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Decrease to Other Comprehensive Income	Deductions from Allowance Account	Balance at End of Period
Valuation for Deferred Tax Assets
2018	$9,904	$2,331	$371	$—	$12,606
2017	8,389	1,515	—	—	9,904
2016	5,160	2,808	421	—	8,389

CONIFER HOLDINGS, INC.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K	September 30, 2015	3.1	August 28, 2015

3.4	Amended and Restated Bylaws of Conifer Holdings, Inc.	S-1A	September 30, 2015	3.4	July 30, 2015

10.6	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated September 18, 2013, as amended	S-1		10.3	July 2, 2015

10.13	Employment agreements - Nicholas J. Petcoff, James G. Petcoff Andrew D. Petcoff, Brian J. Roney	10-K	December 31, 2016	10.13	March 15, 2017	*

10.14	Note Purchase Agreement dated September 29, 2017 between the Company and Elanus Capital Investments Master SP Series 3	10-Q	September 30, 2017	10.14	November 11, 2017	*

10.15	Credit Agreement Dated as of June 21, 2018 with The Huntington National Bank

10.16	First Amendment to Note Purchase Agreement dated as of June 21, 2018 between the Company and Elanus Capital Investments Master SP Series 3

10.17	Amended and Restated Note Purchase Agreement dated September 25, 2018 between the Company and Elanus Capital Investments Master SP Series 3

10.18
Waiver and Consent from The Huntington National Bank dated as of October 31, 2018, regarding the Amended and Restated Note Purchase Agreement between the Company and Elanus Capital Investments Master SP Series 3

10.19	First Amendment to Amended and Restated Note Purchase Agreement dated as of December 13, 2018 between the Company and Elanus Capital Investments Master SP Series 3

10.20	First Amendment to Credit Agreement dated as of December 27, 2018 between the Company and The Huntington National Bank

21.1	List of Subsidiaries of the Company					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	*

31.1	Section 302 Certification — CEO	*

31.2	Section 302 Certification — CFO	*

32.1*	Section 906 Certification — CEO	*

32.2*	Section 906 Certification — CFO	*

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
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
Dated: March 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Petcoff	Chairman and Chief Executive Officer	March 13, 2019
James G. Petcoff	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	March 13, 2019
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ Jeffrey Hakala	Director	March 13, 2019
Jeffrey Hakala

/s/ Nicholas J. Petcoff	Director	March 13, 2019
Nicholas J. Petcoff

/s/ Jorge Morales	Director	March 13, 2019
Jorge Morales

/s/ Richard J. Williams, Jr.	Director	March 13, 2019
Richard J. Williams, Jr.

/s/ Joseph D. Sarafa	Director	March 13, 2019
Joseph D. Sarafa

/s/ Isolde O'Hanlon	Director	March 13, 2019
Isolde O'Hanlon