Form 10-Q
period 2019-03-31
Conifer Holdings, Inc.
filed 2019-05-08
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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

The number of outstanding shares of the registrant’s common stock, no par value, as of May 8, 2019, was 8,340,735.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $124,599 and $122,678, respectively)	$124,057	$120,440
Equity securities, at fair value (cost of $9,594 and $9,559, respectively)	12,038	10,737
Short-term investments, at fair value	8,069	8,925
Total investments	144,164	140,102

Cash and cash equivalents	10,411	10,792
Premiums and agents' balances receivable, net	18,684	21,247
Receivable from Affiliate	2,279	3,582
Reinsurance recoverables on unpaid losses	24,551	29,685
Reinsurance recoverables on paid losses	9,567	5,060
Prepaid reinsurance premiums	3,659	1,829
Deferred policy acquisition costs	12,153	12,011
Other assets	12,680	8,444
Total assets	$238,148	$232,752

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$93,966	$92,807
Unearned premiums	51,519	52,852
Debt	34,583	33,502
Deferred gain on ADC	3,394	5,677
Accounts payable and other liabilities	11,771	5,751
Total liabilities	195,233	190,589

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 8,353,051 and 8,478,202 issued and outstanding, respectively)	86,268	86,533
Accumulated deficit	(42,438)	(41,758)
Accumulated other comprehensive income (loss)	(915)	(2,612)
Total shareholders' equity	42,915	42,163
Total liabilities and shareholders' equity	$238,148	$232,752

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue
Premiums
Gross earned premiums	$25,550	$27,724
Ceded earned premiums	(3,863)	(3,924)
Net earned premiums	21,687	23,800
Net investment income	910	802
Net realized investment gains	19	161
Change in fair value of equity securities	1,265	(297)
Other income	422	357
Total revenue	24,303	24,823

Expenses
Losses and loss adjustment expenses, net	14,456	13,328
Policy acquisition costs	5,589	6,513
Operating expenses	4,323	4,187
Interest expense	710	619
Total expenses	25,078	24,647

Income (loss) before equity earnings of affiliates and income taxes	(775)	176
Equity earnings of affiliates, net of tax	106	55
Income tax expense	11	18

Net income (loss)	$(680)	$213

Earnings (loss) per common share, basic and diluted	$(0.08)	$0.02

Weighted average common shares outstanding, basic and diluted	8,453,570	8,520,328

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(680)	$213

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	1,557	(1,846)
Income tax (benefit) expense	—	—
Unrealized investment gains (losses), net of tax	1,557	(1,846)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(140)	—
Income tax (benefit) expense	—	—
Total reclassifications included in net income (loss), net of tax	(140)	—

Other comprehensive income (loss)	1,697	(1,846)

Total comprehensive income (loss)	$1,017	$(1,633)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands)

	No Par, Common Stock		Retained Earnings (Accumulated deficit)	Accumulated Other	Total Shareholders' Equity
	Shares	Amount		Comprehensive Income (Loss)
Balances at December 31, 2017	8,520,328	$86,199	$(33,010)	$(363)	$52,826
Net income	—	—	213	—	213
Restricted stock unit expense, net	—	231	—	—	231
Other comprehensive loss	—	—	—	(1,846)	(1,846)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	556	(556)	—
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	(77)	77	—
Balances at March 31, 2018	8,520,328	$86,430	$(32,318)	$(2,688)	$51,424
Net loss	—	—	(9,440)	—	(9,440)
Repurchase of common stock	(137,228)	(636)	—		(636)
Restricted stock unit expense, net	95,102	739	—	—	739
Other comprehensive loss	—	—	—	76	76
Balances at December 31, 2018	8,478,202	$86,533	$(41,758)	$(2,612)	$42,163
Net loss	—	—	(680)	—	(680)
Repurchase of common stock	(125,151)	(510)	—	—	(510)
Restricted stock unit expense	—	245	—	—	245
Other comprehensive income	—	—	—	1,697	1,697
Balances at March 31, 2019	8,353,051	$86,268	$(42,438)	$(915)	$42,915

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(680)	$213
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	39	88
Amortization of bond premium and discount, net	81	139
Net realized investment (gains) losses	101	(161)
Other gains	(19)	—
Change in fair value of equity securities	(1,265)	297
Restricted stock unit expenses	245	231
Other	(106)	(55)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	3,866	2,362
Reinsurance recoverables	627	(119)
Prepaid reinsurance premiums	(1,830)	31
Deferred policy acquisition costs	(142)	731
Other assets	(4,145)	(2,075)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	1,159	(2,405)
Unearned premiums	(1,333)	(3,987)
Accounts payable and other liabilities	1,202	802
Net cash provided by (used in) operating activities	(2,200)	(3,908)
Cash Flows From Investing Activities
Purchase of investments	(24,797)	(25,175)
Proceeds from maturities and redemptions of investments	2,929	5,079
Proceeds from sales of investments	23,220	26,563
Purchases of property and equipment	(23)	(21)
Net cash provided by (used in) investing activities	1,329	6,446
Cash Flows From Financing Activities
Repurchase of common stock	(510)	—
Borrowings under debt arrangements	1,000	—
Net cash provided by (used in) financing activities	490	—
Net increase (decrease) in cash	(381)	2,538
Cash and cash equivalents at beginning of period	10,792	11,868
Cash and cash equivalents at end of period	$10,411	$14,406
Supplemental Disclosure of Cash Flow Information:
Interest paid	$626	$619
Payable for securities - non cash item	3,026	3,094
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
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has applied the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results expected for the year ended December 31, 2019.
These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
 Business
The Company is engaged in the sale of property and casualty insurance products and has organized its operations into three insurance businesses: commercial insurance lines, personal insurance lines, and agency business. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents and managing general agents. Policies are written in all 50 states. The Company’s corporate headquarters is located in Birmingham, Michigan with additional office facilities in Florida, Pennsylvania and Tennessee.
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
Cash, Cash Equivalents, and Short-term Investments
Cash consists of cash deposits in banks, generally in operating accounts. Cash equivalents consist of money-market funds that are specifically used as overnight investments tied to cash deposit accounts. Short-term investments, consisting of money-market funds, are classified as investments in the consolidated balance sheets as they relate to the Company’s investment activities.
Lease Accounting
Effective January 1, 2019, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which addresses the financial reporting of leasing transactions. This update required the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the consolidated statement of cash flows. We do not have any financing leases. The Company elected to use the transition option of practical expedients permitted within the new standard, which allows for the adoption of the new standard at the effective date without adjusting the comparative prior periods presented. Our operating leases consist primarily of real estate utilized in the operation of our businesses with lease terms ranging from 5 to 10 years. Management has determined the appropriate discount rate to use in calculating the right-to-use asset and lease liability is 6.75%. The Company recorded a right-of-use asset of $3.8 million and lease liabilities of $3.9 million included in Other Assets and Other Liabilities in the Consolidated Balance Sheets.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 Recently Issued Accounting Guidance
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at March 31, 2019 and December 31, 2018, were as follows (dollars in thousands):

	March 31, 2019
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$15,236	$9	$(103)	$15,142
State and local government	17,135	334	(31)	17,438
Corporate debt	32,550	353	(213)	32,690
Asset-backed securities	23,551	26	(152)	23,425
Mortgage-backed securities	28,826	39	(770)	28,095
Commercial mortgage-backed securities	5,191	20	(40)	5,171
Collateralized mortgage obligations	2,110	10	(24)	2,096
Total debt securities available for sale	$124,599	$791	$(1,333)	$124,057

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$15,360	$3	$(178)	$15,185
State and local government	15,847	115	(174)	15,788
Corporate debt	30,423	74	(651)	29,846
Asset-backed securities	24,468	24	(208)	24,284
Mortgage-backed securities	30,377	18	(1,155)	29,240
Commercial mortgage-backed securities	4,025	5	(77)	3,953
Collateralized mortgage obligations	2,178	9	(43)	2,144
Total debt securities available for sale	$122,678	$248	$(2,486)	$120,440

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	March 31, 2019
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	17	$14,147	$(103)	17	$14,147	$(103)
State and local government	1	249	—	13	3,484	(31)	14	3,733	(31)
Corporate debt	1	1,049	(2)	32	13,952	(211)	33	15,001	(213)
Asset-backed securities	18	12,388	(99)	10	5,020	(53)	28	17,408	(152)
Mortgage-backed securities	8	292	(3)	35	25,672	(767)	43	25,964	(770)
Commercial mortgage-backed securities	2	180	—	4	3,103	(40)	6	3,283	(40)
Collateralized mortgage obligations	5	156	(1)	5	1,543	(23)	10	1,699	(24)
Total debt securities available for sale	35	$14,314	$(105)	116	$66,921	$(1,228)	151	$81,235	$(1,333)

	December 31, 2018
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	1	$2,470	$(24)	16	$11,725	$(154)	17	$14,195	$(178)
State and local government	21	4,935	(40)	16	4,273	(134)	37	9,208	(174)
Corporate debt	36	12,096	(140)	25	11,993	(511)	61	24,089	(651)
Asset-backed securities	25	17,743	(148)	9	4,166	(60)	34	21,909	(208)
Mortgage-backed securities	20	5,474	(138)	30	21,715	(1,017)	50	27,189	(1,155)
Commercial mortgage-backed securities	4	1,082	(12)	3	2,632	(65)	7	3,714	(77)
Collateralized mortgage obligations	4	116	(1)	6	1,587	(42)	10	1,703	(43)
Total debt securities available for sale	111	$43,916	$(503)	105	$58,091	$(1,983)	216	$102,007	$(2,486)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three months ended March 31, 2019 and 2018.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Debt securities	$857	$826
Equity securities	40	27
Cash and cash equivalents, and short-term investments	70	23
Total investment income	967	876
Investment expenses	(57)	(74)
Net investment income	$910	$802
The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Debt securities:
Gross realized gains	$20	$2
Gross realized losses	(50)	(5)
Total debt securities	(30)	(3)
Equity securities:
Gross realized gains	49	170
Gross realized losses	—	(6)
Total equity securities	49	164
Total net realized investment gains (losses)	$19	$161
Proceeds from the sales of available-for-sale securities were $4.1 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.
The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There was no impairment or observable changes in price recorded during 2019 related to the Company's equity securities without readily determinable fair value. These investments are a component of Other Assets in the Consolidated Balance Sheets.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at March 31, 2019. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,496	$10,469
Due after one year through five years	29,491	29,580
Due after five years through ten years	14,256	14,392
Due after ten years	10,678	10,829
Securities with contractual maturities	64,921	65,270
Asset-backed securities	23,551	23,425
Mortgage-backed securities	28,826	28,095
Commercial mortgage-backed securities	5,191	5,171
Collateralized mortgage obligations	2,110	2,096
Total debt securities	$124,599	$124,057
 At March 31, 2019 and December 31, 2018, the Insurance Company Subsidiaries had an aggregate of $8.6 million and $8.5 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At March 31, 2019 and December 31, 2018, the Company had $46.7 million and $45.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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
Net Asset Value (NAV)—The fair values of investment company limited partnership investments are based on the capital account balances reported by the investment funds subject to their management review and adjustment. These capital account balances reflect the fair value of the investment funds.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$15,142	$—	$15,142	$—
State and local government	17,438	—	17,438	—
Corporate debt	32,690	—	32,690	—
Asset-backed securities	23,425	—	23,425	—
Mortgage-backed securities	28,095	—	28,095	—
Commercial mortgage-backed securities	5,171	—	5,171	—
Collateralized mortgage obligations	2,096	—	2,096	—
Total debt securities	124,057	—	124,057	—
Equity Securities	7,784	7,520	264	—
Short-term investments	8,069	8,069	—	—
Total marketable investments measured at fair value	$139,910	$15,589	$124,321	$—

Investments measured at NAV:
Investment in limited partnership	$4,254
Total investments measured at NAV	$4,254

Total assets measured at fair value	$144,164

Liabilities:
Senior Unsecured Notes *	$22,730		$22,730	$—
Subordinated Notes *	10,861	—	—	10,861
Total Liabilities measured at fair value	$33,591	$—	$22,730	$10,861
* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$15,185	$—	$15,185	$—
State and local government	15,788	—	15,788	—
Corporate debt	29,846	—	29,846	—
Asset-backed securities	24,284	—	24,284	—
Mortgage-backed securities	29,240		29,240
Commercial mortgage-backed securities	3,953		3,953
Collateralized mortgage obligations	2,144		2,144
Total debt securities	120,440	—	120,440	—
Equity securities	6,587	6,323	264	—
Short-term investments	8,925	8,925		—
Total marketable investments measured at fair value	$135,952	$15,248	$120,704	$—

Investments measured at NAV:
Investment in limited partnership	$4,150
Total investments measured at NAV	$4,150

Total assets measured at fair value	$140,102

Liabilities:
Senior Unsecured Notes *	$21,252	$—	$21,252	$—
Subordinated Notes *	10,640	—	—	10,640
Total Liabilities measured at fair value	$31,892	$—	$21,252	$10,640
* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 10.8% of the fair value of the total investment portfolio as of March 31, 2019.
Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 86.2% of the fair value of the total investment portfolio as of March 31, 2019.

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
As of March 31, 2019, Level 3 is entirely comprised of the Company's subordinated debt. In determining the fair value of the subordinated debt outstanding at March 31, 2019, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of issuance) were fed into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then fed back into the model along with the March 31, 2019, U.S. Treasury rates. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2019 and 2018, respectively.

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three months ended March 31, 2019 and 2018. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$12,011	$12,781

Deferred policy acquisition costs	5,731	5,782
Amortization of policy acquisition costs	(5,589)	(6,513)
Net change	142	(731)

Balance at end of period	$12,153	$12,050

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Gross reserves - beginning of period	$92,807	$87,896
Less: reinsurance recoverables on unpaid losses	(29,685)	(20,066)
Plus: deferred gain on ADC	5,677	—
Net reserves - beginning of period	68,799	67,830

Add: incurred losses and LAE, net of reinsurance:
Current period	12,472	13,344
Prior period	1,984	(16)
Total net incurred losses and LAE	14,456	13,328

Deduct: loss and LAE payments, net of reinsurance:
Current period	1,050	1,588
Prior period	9,396	12,711
Total net loss and LAE payments	10,446	14,299

Net reserves - end of period	72,809	66,859
Plus: reinsurance recoverables on unpaid losses	24,551	20,063
Less: deferred gain on ADC	(3,394)	(1,431)
Gross reserves - end of period	$93,966	$85,491

On September 28, 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC") to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017. The agreement provides up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016. The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million (inclusive of a 10% co-participation). As of March 31, 2019, the Company has ceded to the limit of the ADC.
The Company’s incurred losses during the three months ended March 31, 2019, include prior-year adverse reserve development of $2.0 million. Of the $2.0 million of adverse development, $913,000 was related to commercial lines, and $1.1 million was related to personal lines. The reported reserve development is net of the amortization of the deferred gain on the ADC of $2.1 million and $137,000 for commercial and personal lines, respectively.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

6.     Reinsurance
In the normal course of business, the Company seeks to minimize the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. The Company participates in reinsurance agreements in order to limit its loss exposure including protecting against catastrophe losses. The Company primarily ceded all specific property risks in excess of $300,000 in both 2019 and 2018 and primarily ceded all specific liability risks in excess of $400,000 in 2019, and $500,000 in 2018. Reinsurance does not discharge the direct insurer from liability to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables.
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
The following table presents the effects of such reinsurance and assumption transactions on premiums and losses and LAE (dollars in thousands). The 2019 ceded written and earned premium amounts include $250,000 of reinsurance reinstatement costs relating to Hurricane Irma.

	Three Months Ended March 31,
	2019	2018
Written premiums:
Direct	$18,464	$18,855
Assumed	5,752	4,882
Ceded	(3,894)	(3,892)
Net written premiums	$20,322	$19,845

Earned premiums:
Direct	$18,004	$21,224
Assumed	7,546	6,500
Ceded	(3,863)	(3,924)
Net earned premiums	$21,687	$23,800

Losses and LAE:
Direct	$16,799	$12,958
Assumed	4,513	3,554
Ceded	(6,856)	(3,184)
Net Losses and LAE	$14,456	$13,328

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

7.     Debt
The Company's debt is comprised of three instruments: $25.3 million of publicly traded senior unsecured notes which were issued in September and October of 2018, a $10.0 million line of credit which commenced in June 2018, and $10.5 million of privately placed subordinated notes (the “Subordinated Notes”). A summary of the Company's outstanding debt is as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Senior unsecured notes	$24,086	$24,018
Subordinated notes	9,497	9,484
Line of credit	1,000	—
Total	$34,583	$33,502
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
On June 21, 2018, the Company entered into a $10.0 million line of credit. The agreement has a maturity date of June 21, 2019 and bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels. As of March 31, 2019, the Company has drawn down $1.0 million on the line of credit.
On September 29, 2017, the Company executed $30.0 million of Subordinated Notes. These Subordinated Notes were amended as described above, and $19.5 million was paid down with proceeds from the Notes. These Subordinated Notes had a maturity date of September 29, 2032, bore interest, payable quarterly at a fixed annual rate of 8.0%, and allowed for up to four quarterly interest deferrals. On the fifth and tenth anniversary of the notes, the interest rate reset to 1,250 basis points and 1,500 basis points, respectively, above the 5-year mid-swap rate.
The Subordinated Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. As of March 31, 2019, the Company was not in compliance with the tangible net worth financial covenants for the Subordinated Notes and line of credit (which are identical). In May of 2019, the holders of the Subordinated Notes and the line of credit (the “Lenders”) waived the March 31, 2019, tangible net worth requirement. Management is currently working with the Lenders to amend the existing agreements to ensure compliance in future periods. Management expects to be in compliance with all debt covenants in future periods.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

8.     Shareholders’ Equity
On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the three months ended March 31, 2019, the Company had repurchased 125,151 shares of stock valued at approximately $510,000. For the year ended December 31, 2018 the Company had repurchased 129,175 shares of stock valued at approximately $584,000 related to the stock repurchase program. The Company also repurchased 8,053 shares of stock valued at approximately $52,000 related to the vesting of the Company’s restricted stock units. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

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

As of March 31, 2019 and December 31, 2018 the Company had 8,353,051 and 8,478,202 issued and outstanding shares of common stock, respectively.

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

9. Accumulated Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$(2,612)	$(363)
Plus: cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	(556)
Plus: cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	77
Balance after cumulative effects	(2,612)	(842)
Other comprehensive income (loss) before reclassifications	1,557	(1,846)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(140)	—
Net current period other comprehensive income (loss)	1,697	(2,325)
Balance at end of period	$(915)	$(2,688)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

10. Earnings Per Share
 Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(680)	$213

Weighted average common shares, basic and diluted*	8,453,570	8,520,328

Earnings (loss) per common share, basic and diluted	$(0.08)	$0.02
* The nonvested shares of the restricted stock units were anti-dilutive as of March 31, 2019 and March 31, 2018. Therefore, the basic and diluted weighted average common shares are equal for the three and three months ended March 31, 2019 and March 31, 2018.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

The following summarizes our RSU activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2017	307	$9.84
Units forfeited	(3)	9.91
Outstanding at March 31, 2018	304	9.84
Units granted	70	5.76
Units vested	(95)	9.84
Units forfeited	(15)	8.77
Outstanding at December 31, 2018	264	8.91
Units forfeited	(1)	9.56
Outstanding at March 31, 2019	263	$8.91
The Company recorded $245,000 and $231,000 of compensation expense related to the RSUs for the three months ended March 31, 2019 and 2018, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of March 31, 2019, was $2.1 million.

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

13.     Segment Information
The Company is engaged in the sale of property and casualty insurance products and has organized its business model around three classes of insurance businesses: commercial lines, personal lines, and wholesale agency business. Within these three businesses, the Company offers various insurance products and insurance agency services. Such insurance businesses are engaged in underwriting and marketing insurance coverages, and administering claims processing for such policies. The Company views the commercial and personal lines segments as underwriting business (business that takes on insurance underwriting risk). The wholesale agency business provides non-risk bearing revenue through commissions and policy fees. The wholesale agency business offers more insurance product options to the Company’s independent retail agents by both insurance products offered by the Company’s Insurance Subsidiaries as well as products offered by other insurers. This segment has expanded in 2019, resulting in its separate disclosure. Prior periods have been recast to reflect the separate disclosure of the wholesale agency segment.
The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Texas and Pennsylvania. For the three months ended March 31, 2019 and 2018, gross written premiums attributable to these four states were 57% and 60%, respectively, of the Company’s total gross written premiums.
The Agency business sells insurance products on behalf of the Company’s commercial and personal lines businesses as well as to third-party insurers. Certain acquisition costs incurred by the commercial and personal lines businesses are reflected as commission revenue for the Agency business and are eliminated in the Eliminations category.
In addition to the reportable operating segments, the Company maintains a Corporate category to reconcile segment results to the consolidated totals. The Corporate category includes: (i) corporate operating expenses such as salaries and related benefits of the Company’s executive management team and finance and information technology personnel, and other corporate headquarters expenses, (ii) interest expense on the Company’s debt obligations; (iii) depreciation and amortization on property and equipment, and (iv) all investment income activity. All investment income activity is reported within net investment income, net realized investment gains, and change in fair value of equity securities on the consolidated statements of operations. The Company’s assets on the consolidated balance sheet are not allocated to the reportable segments.
The following tables present information by reportable operating segment (dollars in thousands):

Three Months Ended March 31, 2019	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$22,584	$1,632	$24,216	$—	$—	$—	$24,216
Net written premiums	$19,306	$1,016	$20,322	$—	$—	$—	$20,322

Net earned premiums	$20,698	$989	$21,687	$—	$—	$—	$21,687
Other income	23	30	53	1,906	86	(1,623)	422
Total revenue	20,721	1,019	21,740	1,906	86	(1,623)	22,109
Losses and loss adjustment expenses, net	12,545	1,911	14,456	—	—	—	14,456
Policy acquisition costs	5,414	409	5,823	1,389	—	(1,623)	5,589
Operating expenses	2,963	264	3,227	603	493	—	4,323
Total expenses	20,922	2,584	23,506	1,992	493	(1,623)	24,368
Underwriting gain (loss)	$(201)	$(1,565)	$(1,766)	$(86)	$(407)	$—	$(2,259)

Net investment income					910	—	910
Net realized investment gains					19	—	19
Change in fair value of equity securities					1,265	—	1,265
Interest expense					(710)	—	(710)
Income (loss) before equity earnings of affiliates and income taxes					$1,077	$—	$(775)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2018	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$21,788	$1,949	$23,737	$—	$—	$—	$23,737
Net written premiums	$19,422	$423	$19,845	$—	$—	$—	$19,845

Net earned premiums	$20,127	$3,673	$23,800	$—	$—	$—	$23,800
Other income	34	74	108	1,764	29	(1,544)	357
Total revenue	20,161	3,747	23,908	1,764	29	(1,544)	24,157
Losses and loss adjustment expenses, net	10,200	3,128	13,328	—	—	—	13,328
Policy acquisition costs	5,833	1,033	6,866	1,191	—	(1,544)	6,513
Operating expenses	3,384	275	3,659	408	120	—	4,187
Total expenses	19,417	4,436	23,853	1,599	120	(1,544)	24,028
Underwriting gain (loss)	$744	$(689)	55	165	(91)	—	129

Net investment income					802	—	802
Net realized investment gains					161	—	161
Change in fair value of equity securities					(297)	—	(297)
Interest expense					(619)	—	(619)
Income (loss) before equity earnings of affiliates and income taxes					$(44)	$—	$176

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2019 and 2018

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 13, 2019 with the U. S. Securities and Exchange Commission.
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
The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 13, 2019 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.
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
Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions, and other underwriting and administrative expenses. We organize our operations into three insurance businesses: commercial insurance lines, personal insurance lines, and agency business. Together, the commercial and personal lines refer to "underwriting" operations that take insurance risk, and the agency business refers to non-risk insurance business.
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
Through our wholesale agency business segment, we offer commercial and personal lines insurance products for our Insurance Subsidiaries as well as third-party insurers. We have expanded the wholesale agency business to develop more non-risk revenue streams, and provide our agents with more insurance product options.

Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the three months ended March 31, 2019, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2019.

Executive Overview
The Company reported a net loss of $680,000, or $0.08 per share, for the three months ended March 31, 2019, compared to net income of $213,000, or $0.02 per share, for the same period in 2018.
Adjusted operating loss, a non-GAAP measure, was $4.2 million, or $0.50 per share for the three months ended March 31, 2019 compared to an adjusted operating income of $1.8 million, or $0.21 per share.
Our combined ratio was 108.1% for the three months ended March 31, 2019, compared to 99.7% for the same period in 2018.

Results of Operations For The Three Months Ended March 31, 2019 and 2018
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Gross written premiums	$24,216	$23,737	$479	2.0%
Net written premiums	$20,322	$19,845	$477	2.4%

Net earned premiums	$21,687	$23,800	$(2,113)	(8.9)%
Other income	422	357	65	18.2%
Losses and loss adjustment expenses, net	14,456	13,328	1,128	8.5%
Policy acquisition costs	5,589	6,513	(924)	(14.2)%
Operating expenses	4,323	4,187	136	3.2%
Underwriting gain (loss)	(2,259)	129	(2,388)	*
Net investment income	910	802	108	13.5%
Net realized investment gains (losses)	19	161	(142)	*
Change in fair value of equity securities	1,265	(297)	1,562	*
Interest expense	710	619	91	14.7%
Income (loss) before equity earnings in affiliate and income taxes	(775)	176	(951)	*
Equity earnings (losses) of affiliates, net of tax	106	55	51	*
Income tax expense (benefit)	11	18	(7)	*
Net income (loss)	$(680)	$213	$(893)	*

Book value per common share outstanding	$5.14	$6.04

Underwriting Ratios:
Loss ratio (1)	66.5%	55.7%
Expense ratio (2)	41.6%	44.0%
Combined ratio (3)	108.1%	99.7%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income from underwriting operations.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the three months ended March 31, 2019 and 2018 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Gross written premiums
Commercial lines	$22,584	$21,788	$796	3.7%
Personal lines	1,632	1,949	(317)	(16.3)%
Total	$24,216	$23,737	$479	2.0%

Net written premiums
Commercial lines	$19,306	$19,422	$(116)	(0.6)%
Personal lines	1,016	423	593	140.2%
Total	$20,322	$19,845	$477	2.4%

Net earned premiums
Commercial lines	$20,698	$20,127	$571	2.8%
Personal lines	989	3,673	(2,684)	(73.1)%
Total	$21,687	$23,800	$(2,113)	(8.9)%

Gross written premiums increased $479,000, or 2.0%, to $24.2 million for the three months ended March 31, 2019, as compared to $23.7 million for the same period in 2018.
 Commercial lines gross written premiums increased $796,000, or 3.7%, to $22.6 million in the first quarter of 2019, as compared to $21.8 million for the first quarter of 2018. The increased gross written premiums were due to further penetration in our small business programs.
 Personal lines gross written premiums decreased $317,000, or 16.3%, to $1.6 million in the first quarter of 2019, as compared to $1.9 million for the same period in 2018. The decrease was the result of management's strategic decision to decrease the Company's wind-exposed business in Florida and Hawaii.
 Net written premiums increased $477,000, or 2.4%, to $20.3 million for the three months ended March 31, 2019, as compared to $19.8 million for the same period in 2018. The increase was due to an increase in gross written premium for the comparative periods.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended March 31, 2019, increased $65,000, or 18.2%, to $422,000 as compared to $357,000 for the same period in 2018. The increase in other income was primarily due to an increase in gross written premium. As a percentage of gross written premium, other income grew slightly to 1.7% for the quarter ended March 31, 2019, compared to 1.5% for the same period in 2018.

Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses (“LAE”) and loss ratios in our underwriting business for the three months ended March 31, 2019 and 2018 (dollars in thousands).

Three Months Ended March 31, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,632	$840	$12,472
Net (favorable) adverse development	913	1,071	1,984
Calendar year net losses and LAE	$12,545	$1,911	$14,456

Accident year loss ratio	56.1%	82.4%	57.4%
Net (favorable) adverse development	4.4%	105.1%	9.1%
Calendar year loss ratio	60.5%	187.5%	66.5%

Three Months Ended March 31, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,109	$2,235	$13,344
Net (favorable) adverse development	(909)	893	(16)
Calendar year net losses and LAE	$10,200	$3,128	$13,328

Accident year loss ratio	55.1%	59.7%	55.2%
Net (favorable) adverse development	(4.5)%	23.8%	—%
Calendar year loss ratio	50.6%	83.5%	55.2%

Net losses and LAE increased by $1.1 million, or 8.5%, for the three months ended March 31, 2019, as compared to the same period in 2018. The calendar year loss ratios were 66.5% and 55.2% for the three months ended March 31, 2019 and 2018, respectively.
The Company's incurred losses during the three months ended March 31, 2019, included adverse prior-year reserve development of $2.0 million. The Commercial lines experienced $0.9 million of unfavorable reserve development mostly attributable to liability lines in 2016 and 2015 accident years. Personal lines was unfavorable by $1.1 million, substantially attributable to the Florida homeowners line, and related to the 2016, 2017, and 2018 accident years. The reported reserve development is net of the amortization of the deferred gain on the ADC of $2.1 million and $137,000 for commercial and personal lines, respectively. This provided $2.3 million of benefit toward the adverse development for the three months ended March 31, 2019, leaving $3.4 million of benefit to be recognized from the ADC in future periods.
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

Expense Ratio
Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations). It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by the sum of net earned premiums and other income of the underwriting business. Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes. The expense ratio excludes wholesale agency and Corporate expenses. In prior periods the wholesale agency operations and Corporate expenses were included in expense ratio calculation. We have changed the calculation to remove wholesale agency operations and Corporate expenses to provide a better measure of the underwriting operations’ efficiency. The 2018 ratios have been recast to reflect the new presentation. Refer to Note 13 ~ Segment Information for further details.
The table below provides the expense ratio by major component.

	Three Months Ended March 31,
	2019	2018
Commercial Lines
Policy acquisition costs	26.1%	28.9%
Operating expenses	14.3%	16.8%
Total	40.4%	45.7%

Personal Lines
Policy acquisition costs	40.2%	27.6%
Operating expenses	25.9%	7.3%
Total	66.1%	34.9%

Consolidated
Policy acquisition costs	26.8%	28.7%
Operating expenses	14.8%	15.3%
Total	41.6%	44.0%
Our expense ratio decreased 2.4 percentage points in the three months ended March 31, 2019, as compared to the same period in 2018. The decrease in the ratio was due to less contingent commission expense in 2019 as compared to 2018, and more administrative costs being allocated to the agency segment as those operations grow.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended March 31, 2019 and 2018, the percentage of policy acquisition costs to net earned premiums and other underwriting income remained relatively flat at 26.8% and 28.7%, respectively.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 14.8% and 15.3% for the three months ended March 31, 2019 and 2018, respectively. The decrease was due to certain personnel and other costs being assigned to the wholesale agency segments that were previously assigned to the underwriting segments as we expand the agency operations. The expense ratio increased significantly in 2019 for personal lines due to the steep decrease in net earned premiums from our planned reduction in wind-exposed business. We believe this should stabilize as we more fully transition out of these lines.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended March 31, 2019 and 2018 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended March 31,
	2019	2018	$ Change
Commercial Lines	$(201)	$744	$(945)
Personal Lines	(1,565)	(689)	(876)
Total Underwriting	(1,766)	55	(1,821)
Wholesale Agency	(86)	165	(251)
Corporate	(407)	(91)	(316)
Total underwriting income (loss)	$(2,259)	$129	$(2,388)

Liquidity and Capital Resources
Sources and Uses of Funds
At March 31, 2019, we had $18.5 million in cash and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the three months ended March 31, 2019.
Cash Flows
Operating Activities. Cash used in operating activities for the three months ended March 31, 2019, was $2.2 million as compared to $3.9 million used in operating activities for the same period in 2018. The $1.7 million decrease in cash used in operations was mostly due to lower paid claims for three months ended March 31, 2019, compared to the same period in 2018.
Investing Activities. Cash provided by investing activities for the three months ended March 31, 2019, was $1.3 million as compared to $6.4 million for the same period in 2018. The decrease in cash provided by investing activities was related to the Company withdrawing less from its portfolio for three months ended March 31, 2019, compared to the same period in 2018. The Company withdrew more from its portfolio in 2018 due the significant reduction in gross written premium in the Company's personal lines in during the first quarter of 2018.
Financing Activities. Cash provided by financing activities for the three months ended March 31, 2019 was $490,000, compared to $0.0 million for the same period in 2018. The increase was related to the Company drawing down $1.0 million from its line of credit during the first quarter. The $1.0 million draw down was offset by the Company's stock repurchases, which were valued at approximately $510,000 for three months ended March 31, 2019.
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
On June 21, 2018, the Company entered into a $10.0 million line of credit. The agreement has a maturity date of June 21, 2019 and bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels. As of March 31, 2019, the Company has drawn down $1.0 million on the line of credit.

As of March 31, 2019, the Company was not in compliance with the tangible net worth financial covenants for the Subordinated Notes and Line of Credit (which are identical). In May of 2019, the holders of the Subordinated Notes and the line of credit (the “Lenders”) waived the March 31, 2019, tangible net worth requirement. Management is currently working with the Lenders to amend the existing agreements to ensure compliance in future periods. Management expects to be in compliance with all debt covenants in future periods.

Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $63.5 million and $64.0 million at March 31, 2019 and December 31, 2018, respectively.

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

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(680)	$213
Exclude:
Net realized gains (losses) and other gains, net of tax	19	161
Change in fair value of equity securities, net of tax	1,265	(297)
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	2,283	(1,431)
Adjusted operating income (loss)	$(4,247)	$1,780

Weighted average common shares diluted	8,453,570	8,520,328
Diluted income (loss) per common share:
Net income (loss)	$(0.08)	$0.02
Exclude:
Net realized gains (losses) and other gains, net of tax	—	0.02
Tax effect of investment unrealized gains and losses	—	—
Change in fair value of equity securities, net of tax	0.15	(0.04)
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	0.27	(0.17)
Adjusted operating income (loss) per share	$(0.50)	$0.21

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2019. Our market risk sensitive instruments are primarily related to our debt securities.
Interest Rate Risk
At March 31, 2019, the fair value of our investment portfolio, excluding cash and cash equivalents, was $144.2 million. Our investment portfolio consists principally of investment-grade, debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of March 31, 2019 and December 31, 2018 was 3.4 and 3.1 years, respectively.
The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of March 31, 2019. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2019	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$123,802	$(8,324)	(6.3)%	(19.4)%
100 basis point increase	127,898	(4,228)	(3.2)%	(9.9)%
No change	132,126	—	—%	—%
100 basis point decrease	135,958	3,832	2.9%	8.9%
200 basis point decrease	139,393	7,267	5.5%	16.9%

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
At March 31, 2019, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $37.8 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2019. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2019.
Changes in Internal Control over Financial Reporting
For the three months ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2019, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk
Factors”) filed with the SEC on March 13, 2019.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the three months ended March 31, 2019, the Company had repurchased 125,151 shares of stock valued at approximately $510,000. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.
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

Dated: May 8, 2019