Form 10-Q
period 2019-06-30
Conifer Holdings, Inc.
filed 2019-08-07
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant’s common stock, no par value, as of August 6, 2019, was 9,508,257.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $123,324 and $122,678, respectively)	$124,118	$120,440
Equity securities, at fair value (cost of $10,333 and $9,559, respectively)	11,862	10,737
Short-term investments, at fair value	4,614	8,925
Total investments	140,594	140,102

Cash and cash equivalents	20,415	10,792
Premiums and agents' balances receivable, net	23,125	21,247
Receivable from Affiliate	1,783	3,582
Reinsurance recoverables on unpaid losses	21,396	29,685
Reinsurance recoverables on paid losses	9,835	5,060
Prepaid reinsurance premiums	2,281	1,829
Deferred policy acquisition costs	12,302	12,011
Other assets	11,665	8,444
Total assets	$243,396	$232,752

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$97,981	$92,807
Unearned premiums	51,606	52,852
Debt	34,658	33,502
Deferred gain on ADC	481	5,677
Accounts payable and accrued expenses	12,161	5,751
Total liabilities	196,887	190,589

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,519,550 and 8,478,202 issued and outstanding, respectively)	91,410	86,533
Accumulated deficit	(45,322)	(41,758)
Accumulated other comprehensive income (loss)	421	(2,612)
Total shareholders' equity	46,509	42,163
Total liabilities and shareholders' equity	$243,396	$232,752

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Premiums
Gross earned premiums	$25,082	$27,856	$50,632	$55,581
Ceded earned premiums	(3,733)	(3,918)	(7,596)	(7,842)
Net earned premiums	21,349	23,938	43,036	47,739
Net investment income	1,051	838	1,961	1,639
Net realized investment gains	715	12	734	173
Change in fair value of equity securities	(915)	29	350	(268)
Other income	581	450	1,003	807
Total revenue	22,781	25,267	47,084	50,090

Expenses
Losses and loss adjustment expenses, net	14,382	15,067	28,838	28,396
Policy acquisition costs	6,210	6,472	11,799	12,985
Operating expenses	4,340	4,303	8,663	8,489
Interest expense	725	617	1,435	1,236
Total expenses	25,657	26,459	50,735	51,106

Income (loss) before equity earnings of affiliates and income taxes	(2,876)	(1,192)	(3,651)	(1,016)
Equity earnings of affiliates, net of tax	(8)	89	98	144
Income tax expense	—	10	11	28

Net income (loss)	$(2,884)	$(1,113)	$(3,564)	$(900)

Earnings (loss) per common share, basic and diluted	$(0.34)	$(0.13)	$(0.42)	$(0.11)

Weighted average common shares outstanding, basic and diluted	8,370,782	8,520,328	8,411,835	8,520,328

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(2,884)	$(1,113)	$(3,564)	$(900)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	1,366	(376)	2,923	(2,222)
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	1,366	(376)	2,923	(2,222)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	30	(4)	(110)	(4)
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	30	(4)	(110)	(4)

Other comprehensive income (loss)	1,336	(372)	3,033	(2,218)

Total comprehensive income (loss)	$(1,548)	$(1,485)	$(531)	$(3,118)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands)

	No Par, Common Stock		Retained Earnings (Accumulated deficit)	Accumulated Other	Total Shareholders' Equity
	Shares	Amount		Comprehensive Income (Loss)
Balances at December 31, 2017	8,520,328	$86,199	$(33,010)	$(363)	$52,826
Net income (loss)	—	—	(900)	—	(900)
Restricted stock unit expense, net	—	460	—	—	460
Other comprehensive loss	—	—	—	(2,218)	(2,218)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	556	(556)	—
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	(77)	77	—
Balances at June 30, 2018	8,520,328	$86,659	$(33,431)	$(3,060)	$50,168
Net income (loss)	—	—	(8,327)	—	(8,327)
Repurchase of common stock	(137,228)	(636)	—	—	(636)
Restricted stock unit expense, net	95,102	510	—	—	510
Other comprehensive loss	—	—	—	448	448
Balances at December 31, 2018	8,478,202	$86,533	$(41,758)	$(2,612)	$42,163
Net income (loss)	—	—	(3,564)	—	(3,564)
Repurchase of common stock	(142,815)	(608)	—	—	(608)
Issuance of common stock private placement	1,176,471	5,000	—	—	5,000
Restricted stock unit expense	7,692	485	—	—	485
Other comprehensive income	—	—	—	3,033	3,033
Balances at June 30, 2019	9,519,550	$91,410	$(45,322)	$421	$46,509

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(3,564)	$(900)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	233	175
Amortization of bond premium and discount, net	220	272
Net realized investment (gains) losses	(734)	(173)
Change in fair value of equity securities	(350)	268
Restricted stock unit expenses	485	460
Other	(98)	(144)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(79)	(250)
Reinsurance recoverables	3,514	1,198
Prepaid reinsurance premiums	(452)	(17)
Deferred policy acquisition costs	(291)	760
Other assets	(3,743)	(1,894)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	5,174	(4,234)
Unearned premiums	(1,246)	(5,282)
Accounts payable and other liabilities	708	2,640
Net cash provided by (used in) operating activities	(223)	(7,121)
Cash Flows From Investing Activities
Purchase of investments	(55,037)	(41,360)
Proceeds from maturities and redemptions of investments	8,417	15,531
Proceeds from sales of investments	51,102	38,126
Purchases of property and equipment	(23)	(28)
Net cash provided by (used in) investing activities	4,459	12,269
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	5,000	—
Repurchase of common stock	(608)	—
Borrowings under debt arrangements	995	—
Net cash provided by (used in) financing activities	5,387	—
Net increase (decrease) in cash	9,623	5,148
Cash and cash equivalents at beginning of period	10,792	11,868
Cash and cash equivalents at end of period	$20,415	$17,016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,269	$1,805
Payable for securities - non cash item	979	1,000
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
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has applied the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the six months ended June 30, 2019, are not necessarily indicative of the results expected for the year ended December 31, 2019.
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
Lease Accounting
Effective January 1, 2019, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which addresses the financial reporting of leasing transactions. This update required the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the consolidated statement of cash flows. We do not have any financing leases. The Company elected to use the transition option of practical expedients permitted within the new standard, which allows for the adoption of the new standard at the effective date without adjusting the comparative prior periods presented. Our operating leases consist primarily of real estate utilized in the operation of our businesses with lease terms ranging from 5 to 10 years. Management has determined the appropriate discount rate to use in calculating the right-to-use asset and lease liability is 6.75%. The Company recorded a right-of-use asset of $3.9 million and lease liabilities of $3.9 million included in Other Assets and Other Liabilities in the Consolidated Balance Sheet on January 1, 2019.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 Recently Issued Accounting Guidance
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which amends the current methodology and timing for recognizing credit losses. This amendment will replace the current GAAP "incurred loss" methodology for credit losses with a methodology based on expected credit losses. The new guidance will also require expanded consideration of a broader range of reasonable and increased supportable information for the credit loss estimates. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Management is currently evaluating the impact of the guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 840), which modifies the disclosure requirements for assets and liabilities measured at fair value. The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Management is currently evaluating the impact of the guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at June 30, 2019 and December 31, 2018, were as follows (dollars in thousands):

	June 30, 2019
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$14,787	$51	$(18)	$14,820
State and local government	14,467	461	(4)	14,924
Corporate debt	32,281	600	(23)	32,858
Asset-backed securities	21,718	73	(75)	21,716
Mortgage-backed securities	32,409	85	(481)	32,013
Commercial mortgage-backed securities	4,673	113	(9)	4,777
Collateralized mortgage obligations	2,989	21	—	3,010
Total debt securities available for sale	$123,324	$1,404	$(610)	$124,118

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$15,360	$3	$(178)	$15,185
State and local government	15,847	115	(174)	15,788
Corporate debt	30,423	74	(651)	29,846
Asset-backed securities	24,468	24	(208)	24,284
Mortgage-backed securities	30,377	18	(1,155)	29,240
Commercial mortgage-backed securities	4,025	5	(77)	3,953
Collateralized mortgage obligations	2,178	9	(43)	2,144
Total debt securities available for sale	$122,678	$248	$(2,486)	$120,440

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	June 30, 2019
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	11	$7,534	$(18)	11	$7,534	$(18)
State and local government	1	238	(1)	4	412	(3)	5	650	(4)
Corporate debt	—	—	—	10	4,901	(23)	10	4,901	(23)
Asset-backed securities	8	7,205	(22)	17	7,707	(53)	25	14,912	(75)
Mortgage-backed securities	4	485	(1)	35	23,702	(480)	39	24,187	(481)
Commercial mortgage-backed securities	1	118	—	3	1,441	(9)	4	1,559	(9)
Collateralized mortgage obligations	1	19	—	1	30	—	2	49	—
Total debt securities available for sale	15	$8,065	$(24)	81	$45,727	$(586)	96	$53,792	$(610)

	December 31, 2018
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	1	$2,470	$(24)	16	$11,725	$(154)	17	$14,195	$(178)
State and local government	21	4,935	(40)	16	4,273	(134)	37	9,208	(174)
Corporate debt	36	12,096	(140)	25	11,993	(511)	61	24,089	(651)
Asset-backed securities	25	17,743	(148)	9	4,166	(60)	34	21,909	(208)
Mortgage-backed securities	20	5,474	(138)	30	21,715	(1,017)	50	27,189	(1,155)
Commercial mortgage-backed securities	4	1,082	(12)	3	2,632	(65)	7	3,714	(77)
Collateralized mortgage obligations	4	116	(1)	6	1,587	(42)	10	1,703	(43)
Total debt securities available for sale	111	$43,916	$(503)	105	$58,091	$(1,983)	216	$102,007	$(2,486)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three and six months ended June 30, 2019 and 2018.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Debt securities	$998	$868	$1,855	$1,694
Equity securities	35	38	75	65
Cash, cash equivalents and short-term investments	116	13	186	36
Total investment income	1,149	919	2,116	1,795
Investment expenses	(98)	(81)	(155)	(156)
Net investment income	$1,051	$838	$1,961	$1,639
The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Debt securities:
Gross realized gains	$204	$—	$223	$2
Gross realized losses	(3)	(10)	(52)	(15)
Total debt securities	201	(10)	171	(13)
Equity securities:
Gross realized gains	539	36	588	206
Gross realized losses	(25)	(14)	(25)	(20)
Total equity securities	514	22	563	186
Total net realized investment gains (losses)	$715	$12	$734	$173
Proceeds from the sales of available-for-sale debt securities were $10.3 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively.
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2019. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,812	$9,809
Due after one year through five years	30,418	30,848
Due after five years through ten years	12,301	12,659
Due after ten years	9,004	9,286
Securities with contractual maturities	61,535	62,602
Asset-backed securities	21,718	21,716
Mortgage-backed securities	32,409	32,013
Commercial mortgage-backed securities	4,673	4,777
Collateralized mortgage obligations	2,989	3,010
Total debt securities	$123,324	$124,118
 At June 30, 2019 and December 31, 2018, the Insurance Company Subsidiaries had an aggregate of $8.6 million and $8.5 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At June 30, 2019 and December 31, 2018, the Company had $47.7 million and $45.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$14,820	$—	$14,820	$—
State and local government	14,924	—	14,924	—
Corporate debt	32,858	—	32,858	—
Asset-backed securities	21,716	—	21,716	—
Mortgage-backed securities	32,013	—	32,013	—
Commercial mortgage-backed securities	4,777	—	4,777	—
Collateralized mortgage obligations	3,010	—	3,010	—
Total debt securities	124,118	—	124,118	—
Equity Securities	6,906	6,642	264	—
Short-term investments	4,614	4,614	—	—
Total marketable investments measured at fair value	$135,638	$11,256	$124,382	$—

Investments measured at NAV:
Investment in limited partnership	$4,956
Total investments measured at NAV	$4,956

Total assets measured at fair value	$140,594

Liabilities:
Senior Unsecured Notes *	$21,758	$—	$21,758	$—
Subordinated Notes *	11,089	—	—	11,089
Line of credit **	$995	—	995	—
Total Liabilities measured at fair value	$33,842	$—	$21,758	$11,089
* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet
** Carried at cost on the consolidated balance sheet

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$15,185	$—	$15,185	$—
State and local government	15,788	—	15,788	—
Corporate debt	29,846	—	29,846	—
Asset-backed securities	24,284	—	24,284	—
Mortgage-backed securities	29,240	—	29,240	—
Commercial mortgage-backed securities	3,953	—	3,953	—
Collateralized mortgage obligations	2,144	—	2,144	—
Total debt securities	120,440	—	120,440	—
Equity securities	6,587	6,323	264	—
Short-term investments	8,925	8,925	—	—
Total marketable investments measured at fair value	$135,952	$15,248	$120,704	$—

Investments measured at NAV:
Investment in limited partnership	$4,150
Total investments measured at NAV	$4,150

Total assets measured at fair value	$140,102

Liabilities:
Senior Unsecured Notes *	$21,252	$—	$21,252	$—
Subordinated Notes *	10,640	—	—	10,640
Total Liabilities measured at fair value	$31,892	$—	$21,252	$10,640
* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 8.0% of the fair value of the total investment portfolio as of June 30, 2019.
Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 88.5% of the fair value of the total investment portfolio as of June 30, 2019.

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
As of June 30, 2019, Level 3 is entirely comprised of the Company's subordinated debt. In determining the fair value of the subordinated debt outstanding at June 30, 2019, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of issuance) were fed into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then fed back into the model along with the June 30, 2019, U.S. Treasury rates. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.
The Level 2 financial instruments also include the Company's senior debt. The fair value of the borrowings under the senior revolving credit facility approximates its carrying amount because interest is based on a short-term, variable, market-based rate.
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the three and six months ended June 30, 2019 and 2018, respectively.

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the six months ended June 30, 2019 and 2018. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$12,153	$12,050	$12,011	$12,781

Deferred policy acquisition costs	6,359	6,443	12,090	12,225
Amortization of policy acquisition costs	(6,210)	(6,472)	(11,799)	(12,985)
Net change	149	(29)	291	(760)

Balance at end of period	$12,302	$12,021	$12,302	$12,021

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross reserves - beginning of period	$93,966	$85,491	$92,807	$87,896
Less: reinsurance recoverables on unpaid losses	24,551	20,063	29,685	20,066
Plus: deferred gain on ADC	(3,394)	(1,431)	(5,677)	—
Net reserves - beginning of period	72,809	66,859	68,799	67,830

Add: incurred losses and LAE, net of reinsurance:
Current period	11,994	13,581	24,465	26,926
Prior period	2,388	1,486	4,373	1,470
Total net incurred losses and LAE	14,382	15,067	28,838	28,396

Deduct: loss and LAE payments, net of reinsurance:
Current period	2,692	4,437	3,742	6,026
Prior period	7,433	11,882	16,829	24,593
Total net loss and LAE payments	10,125	16,319	20,571	30,619

Net reserves - end of period	77,066	65,607	77,066	65,607
Plus: reinsurance recoverables on unpaid losses	21,396	20,467	21,396	20,467
Less: deferred gain on ADC	(481)	(2,412)	(481)	(2,412)
Gross reserves - end of period	$97,981	$83,662	$97,981	$83,662

On September 28, 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC") to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017. The agreement provides up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016. The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million (inclusive of a 10% co-participation). As of June 30, 2019, the Company has ceded to the limit of the ADC. The Company accounts for the agreement as retroactive reinsurance.
The Company’s incurred losses during the three and six months ended June 30, 2019, include prior-year adverse reserve development of $2.4 million and $4.4 million, respectively. The reported reserve development is net of the amortization of the deferred gain on the ADC of $3.0 million and $5.2 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, there remained $481,000 of deferred gain on the ADC that will be recognized in future periods. The adverse development mainly stemmed from commercial liability and Florida homeowners lines business.
The Company’s incurred losses during the three and six months ended June 30, 2018, included prior-year adverse reserve development of $1.5 million and $1.5 million, respectively. Before the effect of the ADC deferred gain, the commercial lines of business reported $1.2 million of adverse prior-year development and $900,000 of adverse development from the personal lines of business for the three months ended June 30, 2018. Before the effect of the ADC deferred gain, the commercial lines of business reported $1.1 million of adverse prior-year development and $1.3 million of adverse development from the personal lines of business for the six months ended June 30, 2018. Included in the unfavorable development was $121,000 and $388,000 attributable to additional 2017 losses from Hurricane Harvey for the three and six months ended June 30, 2018, respectively.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The following table presents the effects of such reinsurance and assumption transactions on premiums and losses and LAE (dollars in thousands). The three and six months ended June 30, 2019 written and earned premiums amounts includes $93,000 and $343,000 of reinsurance reinstatement costs relating to Hurricane Irma, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Written premiums:
Direct	$14,954	$17,568	$33,417	$36,423
Assumed	10,215	8,994	15,968	13,876
Ceded	(3,735)	(3,967)	(7,629)	(7,860)
Net written premiums	$21,434	$22,595	$41,756	$42,439

Earned premiums:
Direct	$17,254	$20,561	$35,258	$41,785
Assumed	7,828	7,295	15,374	13,796
Ceded	(3,733)	(3,918)	(7,596)	(7,842)
Net earned premiums	$21,349	$23,938	$43,036	$47,739

Losses and LAE:
Direct	$17,434	$14,432	$34,232	$27,390
Assumed	5,741	3,414	10,255	6,969
Ceded	(8,793)	(2,779)	(15,649)	(5,963)
Net Losses and LAE	$14,382	$15,067	$28,838	$28,396

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

7.     Debt
The Company's debt is comprised of three instruments: $25.3 million of publicly traded senior unsecured notes which were issued in September and October of 2018, a $10.0 million line of credit which commenced in June 2018, and $10.5 million of privately placed subordinated notes (the “Subordinated Notes”). A summary of the Company's outstanding debt is as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Senior unsecured notes	$24,153	$24,018
Subordinated notes	9,510	9,484
Line of credit	995	—
Total	$34,658	$33,502
As of March 31, 2019, the Company was not in compliance with the tangible net worth financial covenants for the Subordinated Notes and line of credit (which are identical). In May 2019, the holders of the Subordinated Notes and the line of credit (the “Lenders”) waived the March 31, 2019, tangible net worth requirement.
On June 21, 2019, the Company renewed the $10.0 million line of credit with substantially the same terms and conditions other than adjustments to the tangible net worth covenant and the debt-to-total capital ratio covenant which were modified. The renewed line of credit matures on June 19, 2020. On June 21, 2019, the Company also entered into an amendment of the Subordinated Notes agreement to conform the tangible network and debt-to-total capital ratio covenants to the modified terms in the line of credit agreement. Under the modified debt covenant terms management expects to remain compliant going forward.
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
Effective September 24, 2018, the Company amended the terms of the Subordinated Notes to reduce the principle value to $10.5 million, change the maturity to September 30, 2038 and modify the call provisions. The amended Subordinated Notes bear interest at a rate of 7.5% per annum until September 30, 2023, and 12.5% thereafter, and allow for four quarterly interest payment deferrals. Interest is payable quarterly at the end of March, June, September and December. Beginning September 30, 2021, the Company may redeem the Subordinated Notes, in whole or in part, for a call premium of $1.1 million. The call premium escalates each quarter to ultimately $1.75 million on September 30, 2023, then steps up to $3.05 million on December 31, 2023, and increases quarterly at a 12.5% per annum rate thereafter. The debt covenants were consistent with the original Subordinated Note terms. The Company paid a $105,000 loan origination fee on the effective date. The Company recorded the Subordinated Notes amendment as a debt modification and retained the unamortized debt issuance costs from the original loan which will be amortized over the 20-year life of the amended Subordinated Notes in conjunction with the $105,000 origination fee.
The carrying value of the Notes and Subordinated Notes are offset by $1.1 million and $1.0 million of debt issuance costs, respectively. The debt issuance costs will be amortized through interest expense over the life of the loans.
The Subordinated Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. At June 30, 2019, the Company was in compliance with all of its debt financial covenants.
On June 21, 2018, the Company entered into a $10.0 million line of credit. The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels. As of June 30, 2019, the Company has $995,000 outstanding on the line of credit, and was in compliance with all of its financial covenants.
On September 29, 2017, the Company executed $30.0 million of Subordinated Notes. These Subordinated Notes were amended as described above, and $19.5 million was paid down with proceeds from the Notes. These Subordinated Notes had a maturity date of September 29, 2032, bore interest, payable quarterly at a fixed annual rate of 8.0%, and allowed for up to four

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

quarterly interest deferrals. On the fifth and tenth anniversary of the notes, the interest rate reset to 1,250 basis points and 1,500 basis points, respectively, above the 5-year mid-swap rate.

8.     Shareholders’ Equity
In June 2019, the Company issued $5.0 million of common equity through a private placement for 1,176,471 shares priced at $4.25 per share. The participants in the private placement consisted of members of the Company's Board of Directors. The Company used the proceeds for growth capital in the Company's specialty core business segments.
On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the six months ended June 30, 2019, the Company had repurchased 142,815 shares of stock valued at approximately $608,000. For the year ended December 31, 2018, the Company had repurchased 129,175 shares of stock valued at approximately $584,000 related to the stock repurchase program.
For six months ended June 30, 2019, the Company had repurchased 2,308 shares of stock valued at approximately $11,000 related to the vesting of the Company's restricted stock units. For the year ended December 31, 2018, the Company repurchased 8,053 shares of stock valued at approximately $52,000 related to the vesting of the Company’s restricted stock units. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.
As of June 30, 2019 and December 31, 2018 the Company had 9,519,550 and 8,478,202 issued and outstanding shares of common stock, respectively.
Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

9. Accumulated Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$(915)	$(2,688)	$(2,612)	$(363)
Plus: cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	(556)
Plus: cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	—	77
Balance after cumulative effects	(915)	(2,688)	(2,612)	(842)
Other comprehensive income (loss) before reclassifications	1,366	(376)	2,923	(2,222)
Less: amounts reclassified from accumulated other comprehensive income (loss)	30	(4)	(110)	(4)
Net other comprehensive income (loss)	1,336	(372)	3,033	(2,218)
Balance at end of period	$421	$(3,060)	$421	$(3,060)
10. Earnings Per Share
 Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(2,884)	$(1,113)	$(3,564)	$(900)

Weighted average common shares, basic and diluted*	8,370,782	8,520,328	8,411,835	8,520,328

Earnings (loss) per common share, basic and diluted	$(0.34)	$(0.13)	$(0.42)	$(0.11)
* The nonvested shares of the restricted stock units were anti-dilutive as of June 30, 2019 and June 30, 2018. Therefore, the basic and diluted weighted average common shares are equal for the three and six months ended June 30, 2019 and June 30, 2018.

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

The following summarizes our RSU activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2017	307	$9.84
Units granted	70	5.76
Units forfeited	(15)	8.76
Outstanding at June 30, 2018	362	9.09
Units vested	(95)	9.84
Units forfeited	(3)	9.96
Outstanding at December 31, 2018	264	8.91
Units vested	(8)	5.65
Units forfeited	(6)	6.13
Outstanding at June 30, 2019	250	$9.08
The Company recorded $485,000 and $460,000 of compensation expense related to the RSUs for the six months ended June 30, 2019 and 2018, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of June 30, 2019, was $1.8 million.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

13.     Segment Information
The Company is engaged in the sale of property and casualty insurance products and has organized its business model around three classes of insurance businesses: commercial lines, personal lines, and wholesale agency business. Within these three businesses, the Company offers various insurance products and insurance agency services. Such insurance businesses are engaged in underwriting and marketing insurance coverages, and administering claims processing for such policies. The Company views the commercial and personal lines segments as underwriting business (business that takes on insurance underwriting risk). The wholesale agency business provides non-risk bearing revenue through commissions and policy fees. The wholesale agency business increases the product options to the Company’s independent retail agents by offering both insurance products from the Insurance Company Subsidiaries as well as products offered by other insurers. This segment has expanded in 2019, resulting in its separate disclosure. Prior periods have been recast to reflect the separate disclosure of the wholesale agency segment.
The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Texas and Pennsylvania. For the six months ended June 30, 2019 and 2018, gross written premiums attributable to these four states were 54% and 59%, respectively, of the Company’s total gross written premiums.
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information by reportable operating segment (dollars in thousands):

Three Months Ended June 30, 2019	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$23,459	$1,710	$25,169	$—	$—	$—	$25,169
Net written premiums	$20,178	$1,256	$21,434	$—	$—	$—	$21,434

Net earned premiums	$20,154	$1,195	$21,349	$—	$—	$—	$21,349
Other income	50	45	95	2,575	46	(2,135)	581
Total revenue	20,204	1,240	21,444	2,575	46	(2,135)	21,930
Losses and loss adjustment expenses, net	12,549	1,833	14,382	—	—	—	14,382
Policy acquisition costs	5,807	345	6,152	1,574	—	(1,516)	6,210
Operating expenses	3,411	276	3,687	535	118	—	4,340
Total expenses	21,767	2,454	24,221	2,109	118	(1,516)	24,932
Underwriting gain (loss)	$(1,563)	$(1,214)	$(2,777)	$466	$(72)	$(619)	$(3,002)

Net investment income					1,051	—	1,051
Net realized investment gains					715	—	715
Change in fair value of equity securities					(915)	—	(915)
Interest expense					(725)	—	(725)
Income (loss) before equity earnings of affiliates and income taxes					$54	$—	$(2,876)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2018	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$25,008	$1,554	$26,562	$—	$—	$—	$26,562
Net written premiums	$22,284	$311	$22,595	$—	$—	$—	$22,595

Net earned premiums	$20,872	$3,066	$23,938	$—	$—	$—	$23,938
Other income	23	58	81	2,546	36	(2,213)	450
Total revenue	20,895	3,124	24,019	2,546	36	(2,213)	24,388
Losses and loss adjustment expenses, net	12,334	2,733	15,067	—	—	—	15,067
Policy acquisition costs	5,797	1,267	7,064	1,621	—	(2,213)	6,472
Operating expenses	3,732	258	3,990	383	(70)	—	4,303
Total expenses	21,863	4,258	26,121	2,004	(70)	(2,213)	25,842
Underwriting gain (loss)	$(968)	$(1,134)	(2,102)	542	106	—	(1,454)

Net investment income					838	—	838
Net realized investment gains					12	—	12
Change in fair value of equity securities					29	—	29
Interest expense					(617)	—	(617)
Income (loss) before equity earnings of affiliates and income taxes					$368	$—	$(1,192)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2019	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$46,043	$3,342	$49,385	$—	$—	$—	$49,385
Net written premiums	$39,484	$2,272	$41,756	$—	$—	$—	$41,756

Net earned premiums	$40,852	$2,184	$43,036	$—	$—	$—	$43,036
Other income	74	75	149	4,480	132	(3,758)	1,003
Total revenue	40,926	2,259	43,185	4,480	132	(3,758)	44,039
Losses and loss adjustment expenses, net	25,095	3,743	28,838	—	—	—	28,838
Policy acquisition costs	11,221	755	11,976	2,962	—	(3,139)	11,799
Operating expenses	6,375	541	6,916	1,138	609	—	8,663
Total expenses	42,691	5,039	47,730	4,100	609	(3,139)	49,300
Underwriting gain (loss)	$(1,765)	$(2,780)	$(4,545)	$380	$(477)	$(619)	$(5,261)

Net investment income					1,961	—	1,961
Net realized investment gains					734	—	734
Change in fair value of equity securities					350	—	350
Interest expense					(1,435)	—	(1,435)
Income (loss) before equity earnings of affiliates and income taxes					$1,133	$(619)	$(3,651)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2018	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$46,796	$3,503	$50,299	$—	$—	$—	$50,299
Net written premiums	$41,706	$733	$42,439	$—	$—	$—	$42,439

Net earned premiums	$41,000	$6,739	$47,739	$—	$—	$—	$47,739
Other income	56	132	188	4,311	65	(3,757)	807
Total revenue	41,056	6,871	47,927	4,311	65	(3,757)	48,546
Losses and loss adjustment expenses, net	22,535	5,861	28,396	—	—	—	28,396
Policy acquisition costs	11,630	2,299	13,929	2,813	—	(3,757)	12,985
Operating expenses	6,957	376	7,333	1,106	50	—	8,489
Total expenses	41,122	8,536	49,658	3,919	50	(3,757)	49,870
Underwriting gain (loss)	$(66)	$(1,665)	$(1,731)	$392	$15	$—	$(1,324)

Net investment income					1,639	—	1,639
Net realized investment gains					173	—	173
Change in fair value of equity securities					(268)	—	(268)
Interest expense					(1,236)	—	(1,236)
Income (loss) before equity earnings of affiliates and income taxes					$323	$—	$(1,016)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2019 and 2018

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
Through our wholesale agency business segment, we offer commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers. We have expanded the wholesale agency business to develop more non-risk revenue streams, and provide our agents with more insurance product options.

Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the six months ended June 30, 2019, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2019.

Executive Overview
The Company reported a net loss of $2.9 million, or $0.34 per share and $3.6 million, or $0.42 per share, for the three and six months ended June 30, 2019, respectively, compared to net loss of $1.1 million, or $0.13 per share, and $900,000, or $0.11 per share, for the same period in 2018.
Adjusted operating loss, a non-GAAP measure, was $5.6 million, or $0.67 per share for the three months ended June 30, 2019. Adjusted operating loss was $9.8 million, or $1.17 per share for the six months ended June 30, 2019. Adjusted operating loss was $173,000, or $0.02 per share for the three months ended June 30, 2018. Adjusted operating income was $1.6 million, or $0.18 per share, for the six months ended June 30, 2018.
Our combined ratio was 113.0% and 110.5% for the three and six months ended June 30, 2019, compared to 108.8% and 103.6% for the same periods in 2018, respectively.

Results of Operations For The Three Months Ended June 30, 2019 and 2018
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Gross written premiums	$25,169	$26,562	$(1,393)	(5.2)%
Net written premiums	$21,434	$22,595	$(1,161)	(5.1)%

Net earned premiums	$21,349	$23,938	$(2,589)	(10.8)%
Other income	581	450	131	29.1%
Losses and loss adjustment expenses, net	14,382	15,067	(685)	(4.5)%
Policy acquisition costs	6,210	6,472	(262)	(4.0)%
Operating expenses	4,340	4,303	37	0.9%
Underwriting gain (loss)	(3,002)	(1,454)	(1,548)	*
Net investment income	1,051	838	213	25.4%
Net realized investment gains (losses)	715	12	703	*
Change in fair value of equity securities	(915)	29	(944)	*
Interest expense	725	617	108	17.5%
Income (loss) before equity earnings in affiliate and income taxes	(2,876)	(1,192)	(1,684)	*
Equity earnings (losses) of affiliates, net of tax	(8)	89	(97)	*
Income tax expense (benefit)	—	10	(10)	*
Net income (loss)	$(2,884)	$(1,113)	$(1,771)	*

Book value per common share outstanding	$4.89	$5.89

Underwriting Ratios:
Loss ratio (1)	67.1%	62.8%
Expense ratio (2)	45.9%	46.0%
Combined ratio (3)	113.0%	108.8%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*Percentage change is not meaningful

Premiums
Earned premiums are earned ratably over the term of the policy, whereas written premiums are reflected on the effective date of the policy. Almost all commercial lines and homeowners products have annual policies, under which premiums are earned evenly over one year. The resulting net earned premiums are impacted by the gross and ceded written premiums, earned ratably over the terms of the policies.
Our premiums are presented below for the three months ended June 30, 2019 and 2018 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Gross written premiums
Commercial lines	$23,459	$25,008	$(1,549)	(6.2)%
Personal lines	1,710	1,554	156	10.0%
Total	$25,169	$26,562	$(1,393)	(5.2)%

Net written premiums
Commercial lines	$20,178	$22,284	$(2,106)	(9.5)%
Personal lines	1,256	311	945	303.9%
Total	$21,434	$22,595	$(1,161)	(5.1)%

Net earned premiums
Commercial lines	$20,154	$20,872	$(718)	(3.4)%
Personal lines	1,195	3,066	(1,871)	(61.0)%
Total	$21,349	$23,938	$(2,589)	(10.8)%

Gross written premiums decreased $1.4 million, or 5.2%, to $25.2 million for the three months ended June 30, 2019, as compared to $26.6 million for the same period in 2018.
 Commercial lines gross written premiums decreased $1.5 million, or 6.2%, to $23.5 million in the second quarter of 2019, as compared to $25.0 million for the second quarter of 2018. The decreased gross written premiums were due to the strategic reduction of premiums in areas that were generating higher loss results. Additional premiums grew in areas that were historically more profitable which partially offset the decrease. We expect to see commercial lines premiums grow over the next few quarters as we penetrate existing lines further and add new programs.
 Personal lines gross written premiums increased $156,000, or 10.0%, to $1.7 million in the second quarter of 2019, as compared to $1.6 million for the same period in 2018. The increase was the result of growth in the low-value dwelling lines. We expect to see additional moderate growth in the low-value dwelling lines in the next few quarters as we expand our penetration in existing distribution channels.
 Net written premiums decreased $1.2 million, or 5.1%, to $21.4 million for the three months ended June 30, 2019, as compared to $22.6 million for the same period in 2018. The decrease was consistent with the decrease in gross written premium for the comparative periods. Ceded written and earned premiums were impacted by $93,000 of reinstatement catastrophe reinsurance premiums from Hurricane Irma, $137,000 of minimum premiums on the catastrophe reinsurance treaties, and $70,000 of specific loss reinsurance reinstatement premiums. As of June 1, 2019, the Company entered into new catastrophe reinsurance treaties that will reduce the average cost of the catastrophe reinsurance on the property lines from 12.2% to 4.2% of gross earned premium. This should reduce the overall weighted average rate of reinsurance premiums to gross earned premiums by approximately 2.1 percentage points going forward.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended June 30, 2019, increased $131,000, or 29.1%, to $581,000 as compared to $450,000 for the same period in 2018. The increase in other income was primarily due to additional commission income in the Agency operations as well as increased fees charged on existing business.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended June 30, 2019 and 2018 (dollars in thousands).

Three Months Ended June 30, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,089	$905	$11,994
Net (favorable) adverse development	1,460	928	2,388
Calendar year net losses and LAE	$12,549	$1,833	$14,382

Accident year loss ratio	54.9%	73.0%	55.9%
Net (favorable) adverse development	7.2%	74.8%	11.2%
Calendar year loss ratio	62.1%	147.8%	67.1%

Three Months Ended June 30, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,766	$1,816	$13,582
Net (favorable) adverse development	568	917	1,485
Calendar year net losses and LAE	$12,334	$2,733	$15,067

Accident year loss ratio	56.3%	58.1%	56.6%
Net (favorable) adverse development	2.7%	29.4%	6.2%
Calendar year loss ratio	59.0%	87.5%	62.8%

Net losses and LAE decreased by $0.7 million, or 4.5%, for the three months ended June 30, 2019, as compared to the same period in 2018. The calendar year loss ratios were 67.1% and 62.8% for the three months ended June 30, 2019 and 2018, respectively.
The Company's incurred losses during the three months ended June 30, 2019, included adverse prior-year reserve development of $2.4 million. The Commercial lines experienced $1.5 million of unfavorable reserve development mostly attributable to liability lines in 2017 accident years. Personal lines was unfavorable by $0.9 million, partly attributable to the Florida homeowners line, and mostly related to the 2016 and 2017 accident years. The reported reserve development is net of the amortization of the deferred gain on the ADC of $2.9 million, of which almost the entire amount favorably impacted the commercial lines. This provided $2.9 million of benefit toward the adverse development for the three months ended June 30, 2019, leaving $481,000 of benefit to be recognized from the ADC in future periods.
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
The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2019	2018
Commercial Lines
Policy acquisition costs	28.7%	27.7%
Operating expenses	16.9%	17.9%
Total	45.6%	45.6%

Personal Lines
Policy acquisition costs	27.8%	40.5%
Operating expenses	22.3%	8.3%
Total	50.1%	48.8%

Total Underwriting
Policy acquisition costs	28.7%	29.4%
Operating expenses	17.2%	16.6%
Total	45.9%	46.0%
Our expense ratio decreased 0.1 percentage points in the three months ended June 30, 2019, as compared to the same period in 2018. The current period expense ratio was negatively impacted by the reinstatement and minimum premium costs related to our reinsurance, which increased our expense ratio by 0.6 percentage points. We have made progress in reducing overhead costs as part of our cost cutting initiatives however, the reduction in net earned premiums has offset some of the benefit.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended June 30, 2019 and 2018, the percentage of policy acquisition costs to net earned premiums and other underwriting income was slightly lower at 28.7% compared to 29.4%, respectively.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 17.2% and 16.6% for the three months ended June 30, 2019 and 2018, respectively. The commercial lines ratio showed a 1.0 percentage point improvement while the personal lines expense ratio increased significantly in 2019 due to the steep decrease in net earned premiums from our planned reduction in wind-exposed business. We believe this should stabilize as we more fully transition out of these lines.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended June 30, 2019 and 2018 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended June 30,
	2019	2018	$ Change
Commercial Lines	$(1,563)	$(968)	$(595)
Personal Lines	(1,214)	(1,134)	(80)
Total Underwriting	(2,777)	(2,102)	(675)
Wholesale Agency	466	542	(76)
Corporate	(72)	106	(178)
Eliminations	(619)	—	(619)
Total underwriting income (loss)	$(3,002)	$(1,454)	$(1,548)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Results of Operations For The Six Months Ended June 30, 2019 and 2018
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Gross written premiums	$49,385	$50,299	$(914)	(1.8)%
Net written premiums	$41,756	$42,439	$(683)	(1.6)%

Net earned premiums	$43,036	$47,739	$(4,703)	(9.9)%
Other income	1,003	807	196	24.3%
Losses and loss adjustment expenses, net	28,838	28,396	442	1.6%
Policy acquisition costs	11,799	12,985	(1,186)	(9.1)%
Operating expenses	8,663	8,489	174	2.0%
Underwriting gain (loss)	(5,261)	(1,324)	(3,937)	*
Net investment income	1,961	1,639	322	19.6%
Net realized investment gains (losses)	734	173	561	*
Change in fair value of equity securities	350	(268)	618	*
Interest expense	1,435	1,236	199	16.1%
Income (loss) before equity earnings in affiliate and income taxes	(3,651)	(1,016)	(2,635)	*
Equity earnings (losses) of affiliates, net of tax	98	144	(46)	*
Income tax expense (benefit)	11	28	(17)	*
Net income (loss)	$(3,564)	$(900)	$(2,664)	*

Book value per common share outstanding	$4.89	$5.89

Underwriting Ratios:
Loss ratio (1)	66.8%	59.2%
Expense ratio (2)	43.7%	44.4%
Combined ratio (3)	110.5%	103.6%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and underwriting expenses to net earned premiums and other income from underwriting operations.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*Percentage change is not meaningful

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Premiums
Earned premiums are earned ratably over the term of the policy, whereas written premiums are reflected on the effective date of the policy. Almost all commercial lines and homeowners products have annual policies, under which premiums are earned evenly over one year. The resulting net earned premiums are impacted by the gross and ceded written premiums, earned ratably over the terms of the policies.
Our premiums are presented below for the six months ended June 30, 2019 and 2018 (dollars in thousands):

Summary of Premium Revenue

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Gross written premiums
Commercial lines	$46,043	$46,796	$(753)	(1.6)%
Personal lines	3,342	3,503	(161)	(4.6)%
Total	$49,385	$50,299	$(914)	(1.8)%

Net written premiums
Commercial lines	$39,484	$41,706	$(2,222)	(5.3)%
Personal lines	2,272	733	1,539	210.0%
Total	$41,756	$42,439	$(683)	(1.6)%

Net earned premiums
Commercial lines	$40,852	$41,000	$(148)	(0.4)%
Personal lines	2,184	6,739	(4,555)	(67.6)%
Total	$43,036	$47,739	$(4,703)	(9.9)%

Gross written premiums decreased $914,000, or 1.8%, to $49.4 million for the six months ended June 30, 2019, as compared to $50.3 million for the same period in 2018.
 Commercial lines gross written premiums decreased $753,000, or 1.6%, to $46.0 million for the six months ended June 30, 2019, as compared to $46.8 million for the same period in 2018. The decreased gross written premiums were due to the strategic reduction of premiums in areas that were generating higher loss results. Additional premiums grew in areas that were historically more profitable which partially offset the decrease. We expect to see commercial lines premiums grow over the next few quarters as we penetrate existing lines further and add new programs.
 Personal lines gross written premiums decreased $161,000, or 4.6%, to $3.3 million for the six months ended June 30, 2019, as compared to $3.5 million for the same period in 2018. The decrease was the result of the planned reductions in wind-exposed homeowners business, partially offset by growth in the low-value dwelling lines. We expect to see additional moderate growth in the low-value dwelling lines in the next few quarters as we expand our penetration in existing distribution channels.
 Net written premiums decreased $683,000, or 1.6%, to $41.8 million for the six months ended June 30, 2019, as compared to $42.4 million for the same period in 2018. The decrease was consistent with the decrease in gross written premium for the comparative periods. Ceded written and earned premiums were impacted by a combination of $343,000 of reinstatement catastrophe reinsurance premiums, mostly from Hurricane Irma, and $137,000 of minimum premiums on the catastrophe reinsurance treaties as well as $70,000 from reinstatement premiums on our specific loss property treaties. As of June 1, 2019, the Company entered into new catastrophe reinsurance treaties that will reduce the average cost of the catastrophe reinsurance on the property lines from 12.2% to 4.2% of gross earned premium. This is expected to reduce the overall weighted average rate of reinsurance premiums to gross earned premiums by approximately 2.5 percentage points going forward.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the six months ended June 30, 2019, increased $196,000, or 24.3%, to $1.0 million as compared to $807,000 for the same period in 2018. The increase in

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

other income was primarily due to additional commission income in the Agency operations as well as increased fees charged on existing business. As the Agency operations grow, we expect Other Income to grow.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the six months ended June 30, 2019 and 2018 (dollars in thousands).

Six Months Ended June 30, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$22,721	$1,744	$24,465
Net (favorable) adverse development	2,374	1,999	4,373
Calendar year net losses and LAE	$25,095	$3,743	$28,838

Accident year loss ratio	55.5%	77.2%	56.7%
Net (favorable) adverse development	5.8%	88.5%	10.1%
Calendar year loss ratio	61.3%	165.7%	66.8%

Six Months Ended June 30, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$22,875	$4,051	$26,926
Net (favorable) adverse development	(340)	1,810	1,470
Calendar year net losses and LAE	$22,535	$5,861	$28,396

Accident year loss ratio	55.7%	59.0%	56.1%
Net (favorable) adverse development	(0.8)%	26.3%	3.1%
Calendar year loss ratio	54.9%	85.3%	59.2%

Net losses and LAE increased by 442,000, or 1.6%, for the six months ended June 30, 2019, as compared to the same period in 2018. The calendar year loss ratios were 66.8% and 59.2% for the six months ended June 30, 2019 and 2018, respectively.
The Company's incurred losses during the six months ended June 30, 2019, included adverse prior-year reserve development of $4.4 million. The Commercial lines experienced $2.4 million of unfavorable reserve development mostly attributable to liability lines in the 2017 accident years. Personal lines was unfavorable by $2.0 million, of which $1.4 million was attributable to the Florida homeowners line, and mostly related to the 2016 and 2017 accident years. The reported reserve development is net of the amortization of the deferred gain on the ADC of $5.2 million, of which almost the entire amount favorably impacted the commercial lines. This provided $5.2 million of benefit toward the adverse development for the six months ended June 30, 2019, leaving $481,000 of benefit to be recognized from the ADC in future periods.
Net losses and LAE decrease by $4.0 million for the six months ended June 30, 2018, as compared to the same period in 2017. Overall reserve development on prior accident years for the six months ended June 30, 2018, was $1.5 million or 3.0 percentage points on the loss ratio. The commercial lines experienced $341,000 of favorable reserve development, while personal lines was unfavorable by $1.8 million. The ADC provided $862,000 of benefit toward the adverse development however another $2.4 million of benefit to be received from the ADC was required to be deferred and recognized in future periods. Included in the unfavorable development was $388,000 related to losses generated from Hurricane Harvey.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The table below provides the expense ratio by major component.

	Six Months Ended June 30, 2019
	2019	2018
Commercial Lines
Policy acquisition costs	27.4%	28.3%
Operating expenses	15.6%	17.0%
Total	43.0%	45.3%

Personal Lines
Policy acquisition costs	33.4%	33.4%
Operating expenses	24.0%	5.5%
Total	57.4%	38.9%

Total Underwriting
Policy acquisition costs	27.7%	29.1%
Operating expenses	16.0%	15.3%
Total	43.7%	44.4%
Our expense ratio decreased by 0.7 percentage points in the six months ended June 30, 2019, as compared to the same period in 2018. The current period expense ratio was negatively impacted by the reinstatement and minimum premium costs related to our reinsurance. This made the expense ratio 0.5 percentage points higher than it otherwise would have been. We have made progress in reducing overhead costs as part of our cost cutting initiatives however, the reduction in net earned premiums has offset some of the benefit.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the six months ended June 30, 2019 and 2018, the percentage of policy acquisition costs to net earned premiums and other underwriting income was slightly lower at 27.7% compared to 29.1%, respectively.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 16.0% and 15.3% for the six months ended June 30, 2019 and 2018, respectively. The commercial lines ratio showed a 1.4 percentage point improvement while the personal lines expense ratio increased significantly in 2019 due to the steep decrease in net earned premiums from our planned reduction in wind-exposed business. We believe this should stabilize as we more fully transition out of these lines.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the six months ended June 30, 2019 and 2018 (dollars in thousands):

Underwriting Gain (Loss)

	Six Months Ended June 30,
	2019	2018	$ Change
Commercial Lines	$(1,765)	$(66)	$(1,699)
Personal Lines	(2,780)	(1,665)	(1,115)
Total Underwriting	(4,545)	(1,731)	(2,814)
Wholesale Agency	380	392	(12)
Corporate	(477)	15	(492)
Eliminations	(619)	—	(619)
Total underwriting income (loss)	$(5,261)	$(1,324)	$(3,937)

Liquidity and Capital Resources
Sources and Uses of Funds
At June 30, 2019, we had $25.0 million in cash, cash equivalents and short-term investments. Our principal sources of funds, excluding capital raises, are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the six months ended June 30, 2019 and 2018.
Cash Flows
Operating Activities. Cash used in operating activities for the six months ended June 30, 2019, was $0.2 million as compared to $7.1 million for the same period in 2018. The $6.9 million decrease in cash used in operations was mostly due to a $11.3 million reduction in paid claims, partially offset by a $3.1 million reduction in premiums collected.
Investing Activities. Cash provided by investing activities for the six months ended June 30, 2019, was $4.5 million as compared to $12.3 million for the same period in 2018. The decrease in cash provided by investing activities was related to the Company withdrawing less from its portfolio for six months ended June 30, 2019, compared to the same period in 2018. The Company withdrew more from its portfolio in 2018 due the significant reduction in gross written premium in the Company's personal lines in during the first half of 2018.
Financing Activities. Cash provided by financing activities for the six months ended June 30, 2019 was $5.4 million, compared to $0.0 million for the same period in 2018. The Company drew down $1.0 million from its line of credit during the first quarter of 2019, and raised $5.0 million through the issuance of additional common stock on June 28, 2019. These amounts were partially offset by $608,000 of the company's stock repurchases.

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
Effective September 24, 2018, the Subordinated Notes agreement was amended. Under the new terms, the Subordinated Notes carry a principle value of $10.5 million, mature on September 30, 2038, and bear an annual interest rate of 7.5% until September 30, 2023, and 12.5% thereafter.  Interest is payable quarterly. Beginning September 30, 2021, the Company may redeem the Subordinated Notes, in whole or in part, or any quarter thereafter, for a call premium of $1.1 million.  The call premium escalates quarterly to $1.75 million on September 30, 2023, then steps up to $3.05 million on December 31, 2023, and increases quarterly at a 12.5% per annum rate thereafter.  The debt covenants were consistent with the existing Subordinated Note terms.  A $105,000 loan origination fee was paid on the effective date.
The carrying value of the Notes and Subordinated Notes are offset by $2.1 million of debt issuance costs that will be amortized through interest expense over the life of the loans. Refer to Note 7 ~ Debt of the Notes to the consolidated financial statements, for additional information regarding our outstanding debt.
On June 21, 2018, the Company entered into a $10.0 million line of credit. On June 21, 2019, the Company renewed the $10.0 million line of credit with a maturity date of June 19, 2020. The agreement bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels. As of June 30, 2019, the Company has $995,000 outstanding on the line of credit, and was in compliance with all of its financial covenants.

Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $59.3 million and $64.0 million at June 30, 2019 and December 31, 2018, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(2,884)	$(1,113)	$(3,564)	$(900)
Exclude:
Net realized gains (losses) and other gains, net of tax	715	12	734	173
Change in fair value of equity securities, net of tax	(915)	29	350	(268)
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	2,913	(981)	5,196	(2,412)
Adjusted operating income (loss)	$(5,597)	$(173)	$(9,844)	$1,607

Weighted average common shares diluted	8,370,782	8,520,328	8,411,835	8,520,328
Diluted income (loss) per common share:
Net income (loss)	$(0.34)	$(0.13)	$(0.42)	$(0.11)
Exclude:
Net realized gains (losses) and other gains, net of tax	0.09	—	0.09	0.02
Tax effect of investment unrealized gains and losses	—	—	—	—
Change in fair value of equity securities, net of tax	(0.11)	—	0.04	(0.03)
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	0.35	(0.11)	0.62	(0.28)
Adjusted operating income (loss) per share	$(0.67)	$(0.02)	$(1.17)	$0.18

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2019. Our market risk sensitive instruments are primarily related to our debt securities.
Interest Rate Risk
At June 30, 2019, the fair value of our investment portfolio, excluding cash and cash equivalents, was $140.6 million. Our investment portfolio consists principally of investment-grade, debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of June 30, 2019 and December 31, 2018 was 3.5 and 3.1 years, respectively.
The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of June 30, 2019. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of June 30, 2019	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$120,364	$(8,368)	(6.5)%	(18.0)%
100 basis point increase	124,613	(4,119)	(3.2)%	(8.9)%
No change	128,732	—	—%	—%
100 basis point decrease	132,336	3,604	2.8%	7.7%
200 basis point decrease	135,297	6,565	5.1%	14.1%

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
At June 30, 2019, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $33.5 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2019. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2019.
Changes in Internal Control over Financial Reporting
For the three months ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2019, which is hereby incorporated by reference.

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk
Factors”) filed with the SEC on March 13, 2019.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 13, 2019, the Company’s Board of Directors authorized a private placement stock purchase offering wherein the Company was authorized to sell a maximum of $10.0 million of the Company’s common stock, no par value per share, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D as promulgated under the Securities Act and in accordance with applicable federal securities laws, including Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 as amended. The participants in the private placement consisted mainly of members of the Company's Board of Directors.
Under this private placement offering, the Company issued $5.0 million of common equity consisting of 1,176,471 shares at a price of $4.25 per share on June 28, 2019. The Company's common stock closing market price on the Nasdaq Stock Market on June 28, 2019, was $3.99 per share. The offering was made to accredited investors only. No commissions or other remuneration were paid in connection with the issuance. The actual timing, number and value of shares to be issued under the private placement offering was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general marketing conditions, and other factors. The Company used the proceeds for growth capital in the Company's specialty core commercial business segments.
On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the six months ended June 30, 2019, the Company had repurchased 142,815 shares of stock valued at approximately $608,000. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.
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

Dated: August 7, 2019