Form 10-Q
period 2019-09-30
Conifer Holdings, Inc.
filed 2019-11-12
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019
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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 8, 2019, was 9,588,873.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $124,046 and $122,678, respectively)	$125,704	$120,440
Equity securities, at fair value (cost of $6,546 and $9,559, respectively)	7,000	10,737
Short-term investments, at fair value	3,508	8,925
Total investments	136,212	140,102

Cash and cash equivalents	30,854	10,792
Premiums and agents' balances receivable, net	18,735	21,247
Receivable from Affiliate	427	3,582
Reinsurance recoverables on unpaid losses	16,862	29,685
Reinsurance recoverables on paid losses	7,659	5,060
Prepaid reinsurance premiums	3,521	1,829
Deferred policy acquisition costs	12,879	12,011
Other assets	11,341	8,444
Total assets	$238,490	$232,752

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$97,337	$92,807
Unearned premiums	52,721	52,852
Debt	33,743	33,502
Deferred gain on ADC	—	5,677
Accounts payable and accrued expenses	9,207	5,751
Total liabilities	193,008	190,589

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,588,873 and 8,478,202 issued and outstanding, respectively)	91,578	86,533
Accumulated deficit	(46,552)	(41,758)
Accumulated other comprehensive income (loss)	456	(2,612)
Total shareholders' equity	45,482	42,163
Total liabilities and shareholders' equity	$238,490	$232,752

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Premiums
Gross earned premiums	$25,962	$27,318	$76,594	$82,899
Ceded earned premiums	(3,187)	(3,868)	(10,783)	(11,711)
Net earned premiums	22,775	23,450	65,811	71,188
Net investment income	1,210	786	3,171	2,425
Net realized investment gains (losses)	390	(21)	1,124	152
Change in fair value of equity securities	(1,065)	151	(715)	(116)
Other income	564	405	1,567	1,212
Total revenue	23,874	24,771	70,958	74,861

Expenses
Losses and loss adjustment expenses, net	14,857	16,554	43,695	44,950
Policy acquisition costs	6,153	6,452	17,952	19,437
Operating expenses	4,297	4,786	12,960	13,276
Interest expense	720	598	2,155	1,834
Total expenses	26,027	28,390	76,762	79,497

Income (loss) before equity earnings in Affiliate and income taxes	(2,153)	(3,619)	(5,804)	(4,636)
Equity earnings in Affiliate, net of tax	121	93	219	237
Income tax expense (benefit)	(802)	25	(791)	52

Net income (loss)	$(1,230)	$(3,551)	$(4,794)	$(4,451)

Earnings (loss) per common share, basic and diluted	$(0.13)	$(0.42)	$(0.55)	$(0.52)

Weighted average common shares outstanding, basic and diluted	9,543,535	8,553,613	8,640,409	8,531,545

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,230)	$(3,551)	$(4,794)	$(4,451)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	812	(352)	3,735	(2,574)
Income tax (benefit) expense	818	—	818	—
Unrealized investment gains (losses), net of tax	(6)	(352)	2,917	(2,574)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(41)	(18)	(151)	(22)
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	(41)	(18)	(151)	(22)

Other comprehensive income (loss)	35	(334)	3,068	(2,552)

Total comprehensive income (loss)	$(1,195)	$(3,885)	$(1,726)	$(7,003)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands)

	No Par, Common Stock		Retained Earnings (Accumulated deficit)	Accumulated Other	Total Shareholders' Equity
	Shares	Amount		Comprehensive Income (Loss)
Balances at June 30, 2019	9,519,550	$91,410	$(45,322)	$421	$46,509
Net income (loss)	—	—	(1,230)	—	(1,230)
Repurchase of common stock	(17,752)	(66)	—	—	(66)
Issuance of common stock private placement	—	—	—	—	—
Restricted stock unit expense	87,075	234	—	—	234
Other comprehensive income	—	—	—	35	35
Balances at September 30, 2019	9,588,873	$91,578	$(46,552)	$456	$45,482

Balances at June 30, 2018	8,520,328	86,659	(33,431)	(3,060)	50,168
Net income (loss)	—	—	(3,551)		(3,551)
Restricted stock unit expense, net	82,375	256	—		256
Other comprehensive loss	—	—	—	(334)	(334)
Balances at September 30, 2018	8,602,703	$86,915	$(36,982)	$(3,394)	$46,539

	No Par, Common Stock		Retained Earnings (Accumulated deficit)	Accumulated Other	Total Shareholders' Equity
	Shares	Amount		Comprehensive Income (Loss)
Balances at December 31, 2018	8,478,202	$86,533	$(41,758)	$(2,612)	$42,163
Net income (loss)	—	—	(4,794)	—	(4,794)
Repurchase of common stock	(162,875)	(674)	—	—	(674)
Issuance of common stock private placement	1,176,471	5,000	—	—	5,000
Restricted stock unit expense	97,075	719	—	—	719
Other comprehensive income	—		—	3,068	3,068
Balances at September 30, 2019	9,588,873	$91,578	$(46,552)	$456	$45,482

Balances at December 31, 2017	8,520,328	86,199	(33,010)	(363)	$52,826
Net income (loss)	—	—	(4,451)		(4,451)
Restricted stock unit expense, net	82,375	716	—		716
Other comprehensive loss	—	—	—	(2,552)	(2,552)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	556	(556)	—
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	(77)	77	—
Balances at September 30, 2018	8,602,703	$86,915	$(36,982)	$(3,394)	$46,539

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(4,794)	$(4,451)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	684	646
Net realized investment (gains) losses	(1,124)	(152)
Change in fair value of equity securities	715	116
Restricted stock unit expenses	719	716
Other	(1,038)	(237)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	5,667	304
Reinsurance recoverables	10,224	(5,119)
Prepaid reinsurance premiums	(1,692)	(417)
Deferred policy acquisition costs	(868)	938
Other assets	(3,326)	(900)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	4,530	3,150
Unearned premiums	(131)	(5,971)
Accounts payable and other liabilities	(2,222)	3,866
Net cash provided by (used in) operating activities	7,344	(7,511)
Cash Flows From Investing Activities
Purchase of investments	(74,466)	(63,599)
Proceeds from maturities and redemptions of investments	13,122	18,460
Proceeds from sales of investments	69,760	56,632
Purchases of property and equipment	(24)	(69)
Net cash provided by (used in) investing activities	8,392	11,424
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	5,000	—
Repurchase of common stock	(674)	—
Borrowings under debt arrangements	1,000	22,000
Repayment of borrowings under debt arrangements	(1,000)	(20,000)
Payment of debt issuance costs	—	(1,326)
Net cash provided by (used in) financing activities	4,326	674
Net increase (decrease) in cash	20,062	4,587
Cash and cash equivalents at beginning of period	10,792	11,868
Cash and cash equivalents at end of period	$30,854	$16,455
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,907	$2,386
Payable for securities - non cash item	492	1,681
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
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has applied the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the consolidated interim financial statements, have been included. The results of operations for the nine months ended September 30, 2019, are not necessarily indicative of the results expected for the year ended December 31, 2019.
These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
 Business
The Company is engaged in the sale of property and casualty insurance products and has organized its operations into three insurance businesses: commercial insurance lines, personal insurance lines, and agency business. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents and managing general agents. Policies are written in all 50 states. The Company’s corporate headquarters is located in Birmingham, Michigan with additional office facilities in Florida and Pennsylvania.
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
Lease Accounting
Effective January 1, 2019, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which addresses the financial reporting of leasing transactions. This update required the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be amortized over the lease term on a straight-line basis, with all cash flows included in the operating section of the consolidated statement of cash flows. We do not have any financing leases. The Company elected to use the transition option of practical expedients permitted within the new standard, which allows for the adoption of the new standard at the effective date without adjusting the comparative prior periods presented. Our operating leases consist primarily of real estate utilized in the operation of our businesses with lease terms ranging from 5 to 10 years. Management has determined the appropriate discount rate to use in calculating the right-to-use asset and lease liability is 6.75%. The Company recorded a right-of-use asset of $3.9 million and lease liabilities of $3.9 million included in Other Assets and Other Liabilities in the Consolidated Balance Sheet on January 1, 2019.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 Recently Issued Accounting Guidance
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which amends the current methodology and timing for recognizing credit losses. This amendment will replace the current GAAP "incurred loss" methodology for credit losses with a methodology based on expected credit losses. The new guidance will also require expanded consideration of a broader range of reasonable and increased supportable information for the credit loss estimates. This ASU is effective for annual and interim reporting periods beginning after December 15, 2022. Management is currently evaluating the impact of the guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

2.     Investments
The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at September 30, 2019 and December 31, 2018, were as follows (dollars in thousands):

	September 30, 2019
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$13,917	$72	$(10)	$13,979
State and local government	14,091	582	—	14,673
Corporate debt	37,308	855	(14)	38,149
Asset-backed securities	20,167	84	(57)	20,194
Mortgage-backed securities	30,206	147	(221)	30,132
Commercial mortgage-backed securities	4,271	193	—	4,464
Collateralized mortgage obligations	4,086	31	(4)	4,113
Total debt securities available for sale	$124,046	$1,964	$(306)	$125,704

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Debt Securities:
U.S. Government	$15,360	$3	$(178)	$15,185
State and local government	15,847	115	(174)	15,788
Corporate debt	30,423	74	(651)	29,846
Asset-backed securities	24,468	24	(208)	24,284
Mortgage-backed securities	30,377	18	(1,155)	29,240
Commercial mortgage-backed securities	4,025	5	(77)	3,953
Collateralized mortgage obligations	2,178	9	(43)	2,144
Total debt securities available for sale	$122,678	$248	$(2,486)	$120,440

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	September 30, 2019
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	8	$5,768	$(10)	8	$5,768	$(10)
State and local government	—	—	—	1	63	—	1	63	—
Corporate debt	1	504	(5)	3	1,692	(9)	4	2,196	(14)
Asset-backed securities	7	4,658	(10)	17	9,035	(47)	24	13,693	(57)
Mortgage-backed securities	3	3,111	(1)	23	14,731	(220)	26	17,842	(221)
Commercial mortgage-backed securities	1	4	—	1	457	—	2	461	—
Collateralized mortgage obligations	7	1,420	(4)	—	—	—	7	1,420	(4)
Total debt securities available for sale	19	$9,697	$(20)	53	$31,746	$(286)	72	$41,443	$(306)

	December 31, 2018
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	1	$2,470	$(24)	16	$11,725	$(154)	17	$14,195	$(178)
State and local government	21	4,935	(40)	16	4,273	(134)	37	9,208	(174)
Corporate debt	36	12,096	(140)	25	11,993	(511)	61	24,089	(651)
Asset-backed securities	25	17,743	(148)	9	4,166	(60)	34	21,909	(208)
Mortgage-backed securities	20	5,474	(138)	30	21,715	(1,017)	50	27,189	(1,155)
Commercial mortgage-backed securities	4	1,082	(12)	3	2,632	(65)	7	3,714	(77)
Collateralized mortgage obligations	4	116	(1)	6	1,587	(42)	10	1,703	(43)
Total debt securities available for sale	111	$43,916	$(503)	105	$58,091	$(1,983)	216	$102,007	$(2,486)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three and nine months ended September 30, 2019 and 2018.
 The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Debt securities	$861	$801	$2,716	$2,495
Equity securities	247	33	322	98
Cash, cash equivalents and short-term investments	156	19	342	55
Total investment income	1,264	853	3,380	2,648
Investment expenses	(54)	(67)	(209)	(223)
Net investment income	$1,210	$786	$3,171	$2,425
The following table summarizes the gross realized gains and losses from sales, calls or maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Debt securities:
Gross realized gains	$8	$52	$231	$54
Gross realized losses	(1)	(131)	(53)	(146)
Total debt securities	7	(79)	178	(92)
Equity securities:
Gross realized gains	397	84	985	290
Gross realized losses	(14)	(26)	(39)	(46)
Total equity securities	383	58	946	244
Total net realized investment gains (losses)	$390	$(21)	$1,124	$152
Proceeds from the sales of available-for-sale debt securities were $24.0 million and $23.5 million for the nine months ended September 30, 2019 and 2018, respectively. The gross realized gains and losses from the sales of available-for-sale debt securities as of September 30, 2019, were 231,000 and 53,000, respectively. The gross realized gains and losses from the sales of available-for-sale debt securities as of September 30, 2018 were $6,000 and $90,000, respectively.
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2019. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,583	$9,588
Due after one year through five years	31,619	32,158
Due after five years through ten years	14,762	15,314
Due after ten years	9,352	9,741
Securities with contractual maturities	65,316	66,801
Asset-backed securities	20,167	20,194
Mortgage-backed securities	30,206	30,132
Commercial mortgage-backed securities	4,271	4,464
Collateralized mortgage obligations	4,086	4,113
Total debt securities	$124,046	$125,704
 At September 30, 2019 and December 31, 2018, the Insurance Company Subsidiaries had an aggregate of $8.6 million and $8.5 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At September 30, 2019 and December 31, 2018, the Company had $53.6 million and $45.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$13,979	$—	$13,979	$—
State and local government	14,673	—	14,673	—
Corporate debt	38,149	—	38,149	—
Asset-backed securities	20,194	—	20,194	—
Mortgage-backed securities	30,132	—	30,132	—
Commercial mortgage-backed securities	4,464	—	4,464	—
Collateralized mortgage obligations	4,113	—	4,113	—
Total debt securities	125,704	—	125,704	—
Equity Securities	6,414	6,150	264	—
Short-term investments	3,508	3,508	—	—
Total marketable investments measured at fair value	$135,626	$9,658	$125,968	$—

Investments measured at NAV:
Investment in limited partnership	$586
Total investments measured at NAV	$586

Total assets measured at fair value	$136,212

Liabilities:
Senior Unsecured Notes *	$23,276	$—	$23,276	$—
Subordinated Notes *	11,133	—	—	11,133
Total Liabilities measured at fair value	$34,409	$—	$23,276	$11,133
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
* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet
Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 7.1% of the fair value of the total investment portfolio as of September 30, 2019.
Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 92.5% of the fair value of the total investment portfolio as of September 30, 2019.

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
As of September 30, 2019, Level 3 is entirely comprised of the Company's subordinated debt. In determining the fair value of the subordinated debt outstanding at September 30, 2019, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of issuance) were fed into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then fed back into the model along with the September 30, 2019, U.S. Treasury rates. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.
 The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 for the three and nine months ended September 30, 2019 and 2018, respectively.

4. Deferred Policy Acquisition Costs
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended September 30, 2019 and 2018. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$12,302	$12,021	$12,011	$12,781

Deferred policy acquisition costs	6,730	6,274	18,820	18,499
Amortization of policy acquisition costs	(6,153)	(6,452)	(17,952)	(19,437)
Net change	577	(178)	868	(938)

Balance at end of period	$12,879	$11,843	$12,879	$11,843

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
 The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross reserves - beginning of period	$97,981	$83,662	$92,807	$87,896
Less: reinsurance recoverables on unpaid losses	21,396	20,467	29,685	20,066
Plus: deferred gain on ADC	(481)	(2,412)	(5,677)	—
Net reserves - beginning of period	77,066	65,607	68,799	67,830

Add: incurred losses and LAE, net of reinsurance:
Current period	12,154	13,153	36,619	40,079
Prior period	2,703	3,401	7,076	4,871
Total net incurred losses and LAE	14,857	16,554	43,695	44,950

Deduct: loss and LAE payments, net of reinsurance:
Current period	4,933	5,423	8,675	11,448
Prior period	6,515	7,877	23,344	32,471
Total net loss and LAE payments	11,448	13,300	32,019	43,919

Net reserves - end of period	80,475	68,861	80,475	68,861
Plus: reinsurance recoverables on unpaid losses	16,862	27,118	16,862	27,118
Less: deferred gain on ADC	—	(4,933)	—	(4,933)
Gross reserves - end of period	$97,337	$91,046	$97,337	$91,046

On September 28, 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC") to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017. The agreement provides up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016. The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million (inclusive of a 10% co-participation). As of September 30, 2019, the Company has ceded to the limit of the ADC. The Company accounts for the agreement as retroactive reinsurance.
The Company’s incurred losses during the three and nine months ended September 30, 2019 include prior-year adverse reserve development of $2.7 million and $7.1 million, respectively. The reported reserve development is net of the amortization of the deferred gain on the ADC of $481,000 and $5.7 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the deferred gain on the ADC was fully recognized. The adverse development mainly stemmed from commercial liability and Florida homeowners lines business.
The Company’s incurred losses during the three and nine months ended September 30, 2018 included prior-year adverse reserve development of $3.4 million and $4.9 million, respectively. Before the effect of the ADC deferred gain, the commercial lines of business reported $4.2 million of adverse prior-year development and the personal lines of business reported $612,000 of adverse prior-year development for the three months ended September 30, 2018. Before the effect of the

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

ADC deferred gain, the commercial lines of business reported $5.3 million of adverse prior-year development and the personal lines of business reported $1.9 million of adverse development for the nine months ended September 30, 2018. Included in the unfavorable development was $83,000 and $471,000 attributable to additional 2017 losses from Hurricane Harvey for the three and nine months ended September 30, 2018, respectively. The ADC had a favorable impact of $1.5 million and $2.4 million on prior year reserve development for the three and nine months ended September 30, 2018, respectively.

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
The following table presents the effects of such reinsurance and assumption transactions on premiums and losses and LAE (dollars in thousands). The three and nine months ended September 30, 2019 written and earned premiums amounts includes $90,000 and $433,000 of reinsurance reinstatement costs relating to Hurricane Irma, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Written premiums:
Direct	$16,973	$16,814	$50,390	$53,237
Assumed	10,104	9,815	26,072	23,691
Ceded	(3,271)	(3,783)	(10,900)	(11,642)
Net written premiums	$23,806	$22,846	$65,562	$65,286

Earned premiums:
Direct	$17,606	$19,955	$52,864	$61,739
Assumed	8,356	7,363	23,730	21,160
Ceded	(3,187)	(3,868)	(10,783)	(11,711)
Net earned premiums	$22,775	$23,450	$65,811	$71,188

Losses and LAE:
Direct	$13,232	$19,324	$47,464	$46,714
Assumed	5,667	5,027	15,922	11,996
Ceded	(4,042)	(7,797)	(19,691)	(13,760)
Net Losses and LAE	$14,857	$16,554	$43,695	$44,950

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

7.     Debt
The Company's debt is comprised of three instruments: $25.3 million of publicly traded senior unsecured notes which were issued in September and October of 2018, a $10.0 million line of credit which commenced in June 2018, and $10.5 million of privately placed subordinated notes (the “Subordinated Notes”). A summary of the Company's outstanding debt is as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Senior unsecured notes	$24,220	$24,018
Subordinated notes	9,523	9,484
Line of credit	—	—
Total	$33,743	$33,502
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
The Subordinated Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. At September 30, 2019, the Company was in compliance with all of its debt financial covenants.
On June 21, 2018, the Company entered into a $10.0 million line of credit. The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels. As of September 30, 2019, the Company has no outstanding balance on the line of credit.
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
On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the three and nine months ended September 30, 2019, the Company had repurchased 11,393 and 154,208 shares of stock valued at approximately $41,000 and $638,000. For the year ended December 31, 2018, the Company had repurchased 129,175 shares of stock valued at approximately $584,000 related to the stock repurchase program.
For three and nine months ended September 30, 2019, the Company had repurchased 6,359 and 8,667 shares of stock valued at approximately $25,000 and $36,000 related to the vesting of the Company's restricted stock units. For the year ended December 31, 2018, the Company repurchased 8,053 shares of stock valued at approximately $52,000 related to the vesting of the Company’s restricted stock units. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.
As of September 30, 2019 and December 31, 2018 the Company had 9,588,873 and 8,478,202 issued and outstanding shares of common stock, respectively.
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

9. Accumulated Other Comprehensive Income (Loss)
 The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$421	$(3,060)	$(2,612)	$(363)
Plus: cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	(556)
Plus: cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	—	77
Balance after cumulative effects	421	(3,060)	(2,612)	(842)
Other comprehensive income (loss) before reclassifications	(6)	(352)	2,917	(2,574)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(41)	(18)	(151)	(22)
Net other comprehensive income (loss)	35	(334)	3,068	(2,552)
Balance at end of period	$456	$(3,394)	$456	$(3,394)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

10. Earnings Per Share
 Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,230)	$(3,551)	$(4,794)	$(4,451)

Weighted average common shares, basic and diluted*	9,543,535	8,553,613	8,640,409	8,531,545

Earnings (loss) per common share, basic and diluted	$(0.13)	$(0.42)	$(0.55)	$(0.52)
* The nonvested shares of the restricted stock units were anti-dilutive as of September 30, 2019 and September 30, 2018. Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended September 30, 2019 and September 30, 2018.

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

The following summarizes our RSU activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2017	307	$9.84
Units granted	70	5.76
Units vested	(89)	10.02
Units forfeited	(15)	8.81
Outstanding at September 30, 2018	273	8.79
Units vested	(6)	7.17
Units forfeited	(3)	9.71
Outstanding at December 31, 2018	264	8.91
Units vested	(95)	9.67
Units forfeited	(15)	8.23
Outstanding at September 30, 2019	154	$8.51
The Company recorded $719,000 and $716,000 of compensation expense related to the RSUs for the nine months ended September 30, 2019 and 2018, respectively. The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of September 30, 2019, was $1.5 million.

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
The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Texas and Pennsylvania. For the nine months ended September 30, 2019 and 2018, gross written premiums attributable to these four states were 49% and 54%, respectively, of the Company’s total gross written premiums.
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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information by reportable operating segment (dollars in thousands):

Three Months Ended September 30, 2019	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$25,018	$2,059	$27,077	$—	$—	$—	$27,077
Net written premiums	$22,095	$1,711	$23,806	$—	$—	$—	$23,806

Net earned premiums	$21,439	$1,336	$22,775	$—	$—	$—	$22,775
Other income	70	33	103	2,619	47	(2,205)	564
Total revenue	21,509	1,369	22,878	2,619	47	(2,205)	23,339
Losses and loss adjustment expenses, net	13,517	1,340	14,857	—	—	—	14,857
Policy acquisition costs	6,114	447	6,561	1,825	—	(2,233)	6,153
Operating expenses	3,239	327	3,566	434	297	—	4,297
Total expenses	22,870	2,114	24,984	2,259	297	(2,233)	25,307
Underwriting gain (loss)	$(1,361)	$(745)	$(2,106)	$360	$(250)	$28	$(1,968)

Net investment income			—	—	1,210	—	1,210
Net realized investment gains			—	—	390	—	390
Change in fair value of equity securities			—	—	(1,065)	—	(1,065)
Interest expense			—	—	(720)	—	(720)
Income (loss) before equity earnings of affiliates and income taxes			$(2,106)	$360	$(435)	$28	$(2,153)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2018	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$24,806	$1,823	$26,629	$—	$—	$—	$26,629
Net written premiums	$22,160	$686	$22,846	$—	$—	$—	$22,846

Net earned premiums	$21,270	$2,180	$23,450	$—	$—	$—	$23,450
Other income	19	49	68	2,708	34	(2,405)	405
Total revenue	21,289	2,229	23,518	2,708	34	(2,405)	23,855
Losses and loss adjustment expenses, net	14,445	2,109	16,554	—	—	—	16,554
Policy acquisition costs	6,088	961	7,049	1,808	—	(2,405)	6,452
Operating expenses	3,871	325	4,196	389	201		4,786
Total expenses	24,404	3,395	27,799	2,197	201	(2,405)	27,792
Underwriting gain (loss)	$(3,115)	$(1,166)	(4,281)	511	(167)	—	(3,937)

Net investment income			—	—	786	—	786
Net realized investment gains			—	—	(21)	—	(21)
Change in fair value of equity securities			—	—	151	—	151
Interest expense			—	—	(598)	—	(598)
Income (loss) before equity earnings of affiliates and income taxes			$(4,281)	$511	$151	$—	$(3,619)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2019	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$71,061	$5,401	$76,462	$—	$—	$—	$76,462
Net written premiums	$61,579	$3,983	$65,562	$—	$—	$—	$65,562

Net earned premiums	$62,291	$3,520	$65,811	$—	$—	$—	$65,811
Other income	144	108	252	7,099	179	(5,963)	1,567
Total revenue	62,435	3,628	66,063	7,099	179	(5,963)	67,378
Losses and loss adjustment expenses, net	38,611	5,084	43,695	—	—	—	43,695
Policy acquisition costs	17,335	1,202	18,537	4,787	—	(5,372)	17,952
Operating expenses	9,614	867	10,481	1,572	907	—	12,960
Total expenses	65,560	7,153	72,713	6,359	907	(5,372)	74,607
Underwriting gain (loss)	$(3,125)	$(3,525)	$(6,650)	$740	$(728)	$(591)	$(7,229)

Net investment income			—	—	3,171	—	3,171
Net realized investment gains			—	—	1,124	—	1,124
Change in fair value of equity securities			—	—	(715)	—	(715)
Interest expense			—	—	(2,155)	—	(2,155)
Income (loss) before equity earnings of affiliates and income taxes			$(6,650)	$740	$697	$(591)	$(5,804)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2018	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$71,602	$5,326	$76,928	$—	$—	$—	$76,928
Net written premiums	$63,866	$1,420	$65,286	$—	$—	$—	$65,286

Net earned premiums	$62,270	$8,918	$71,188	$—	$—	$—	$71,188
Other income	76	181	257	7,018	99	(6,162)	1,212
Total revenue	62,346	9,099	71,445	7,018	99	(6,162)	72,400
Losses and loss adjustment expenses, net	36,979	7,971	44,950	—	—	—	44,950
Policy acquisition costs	17,722	3,260	20,982	4,617		(6,162)	19,437
Operating expenses	10,906	779	11,685	1,340	251		13,276
Total expenses	65,607	12,010	77,617	5,957	251	(6,162)	77,663
Underwriting gain (loss)	$(3,261)	$(2,911)	$(6,172)	$1,061	$(152)	$—	$(5,263)

Net investment income					2,425	—	2,425
Net realized investment gains					152	—	152
Change in fair value of equity securities					(116)	—	(116)
Interest expense					(1,834)	—	(1,834)
Income (loss) before equity earnings of affiliates and income taxes			$(6,172)	$1,061	$475	$—	$(4,636)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2019 and 2018

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
Through our personal insurance product lines, we offer homeowners insurance and dwelling fire insurance policies to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana and Texas. Due to recent Florida-based industry events, we have been de-emphasizing our Florida homeowners' business and reducing our exposures in that state, as well as other wind-exposed states like Texas and Hawaii.
Through our wholesale agency business segment, we offer commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers. We have expanded the wholesale agency business to develop more non-risk revenue streams, and provide our agents with more insurance product options.

Critical Accounting Policies and Estimates
 In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2019.

Executive Overview
The Company reported a net loss of $1.2 million, or $0.13 per share and $4.8 million, or $0.55 per share, for the three and nine months ended September 30, 2019, respectively, compared to net loss of $3.6 million, or $0.42 per share, and $4.5 million, or $0.52 per share, for the same period in 2018.
Adjusted operating loss, a non-GAAP measure, was $1.9 million, or $0.18 per share for the three months ended September 30, 2019 and $11.7 million, or $1.35 per share for the nine months ended September 30, 2019. Adjusted operating loss was $1.2 million, or $0.14 per share for the three months ended September 30, 2018. Adjusted operating income was $446,000 or $0.05 per share for the nine months ended September 30, 2018.
Our underwriting combined ratio was 109.2% and 110.0% for the three and nine months ended September 30, 2019, compared to 118.2% and 108.6% for the same periods in 2018, respectively.

Results of Operations For The Three Months Ended September 30, 2019 and 2018
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Gross written premiums	$27,077	$26,629	$448	1.7%
Net written premiums	$23,806	$22,846	$960	4.2%

Net earned premiums	$22,775	$23,450	$(675)	(2.9)%
Other income	564	405	159	39.3%
Losses and loss adjustment expenses, net	14,857	16,554	(1,697)	(10.3)%
Policy acquisition costs	6,153	6,452	(299)	(4.6)%
Operating expenses	4,297	4,786	(489)	(10.2)%
Underwriting gain (loss)	(1,968)	(3,937)	1,969	*
Net investment income	1,210	786	424	53.9%
Net realized investment gains (losses)	390	(21)	411	*
Change in fair value of equity securities	(1,065)	151	(1,216)	*
Interest expense	720	598	122	20.4%
Income (loss) before equity earnings in affiliate and income taxes	(2,153)	(3,619)	1,466	*
Equity earnings (losses) of affiliates, net of tax	121	93	28	30.1%
Income tax expense (benefit)	(802)	25	(827)	*
Net income (loss)	$(1,230)	$(3,551)	$2,321	*

Book value per common share outstanding	$4.74	$5.41

Underwriting Ratios:
Loss ratio (1)	64.9%	70.4%
Expense ratio (2)	44.3%	47.8%
Combined ratio (3)	109.2%	118.2%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the three months ended September 30, 2019 and 2018 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Gross written premiums
Commercial lines	$25,018	$24,806	$212	0.9%
Personal lines	2,059	1,823	236	12.9%
Total	$27,077	$26,629	$448	1.7%

Net written premiums
Commercial lines	$22,095	$22,160	$(65)	(0.3)%
Personal lines	1,711	686	1,025	149.4%
Total	$23,806	$22,846	$960	4.2%

Net earned premiums
Commercial lines	$21,439	$21,270	$169	0.8%
Personal lines	1,336	2,180	(844)	(38.7)%
Total	$22,775	$23,450	$(675)	(2.9)%

Gross written premiums increased $448,000, or 1.7%, to $27.1 million for the three months ended September 30, 2019, as compared to $26.6 million for the same period in 2018.
 Commercial lines gross written premiums increased $212,000, or 0.9%, to $25.0 million in the third quarter of 2019, as compared to $24.8 million for the third quarter of 2018. The increased gross written premiums were due to growth in our historically more profitable programs. We expect to see commercial lines premiums grow over the next few quarters as we penetrate existing lines further and add new programs.
 Personal lines gross written premiums increased $236,000, or 12.9%, to $2.1 million in the third quarter of 2019, as compared to $1.8 million for the same period in 2018. The increase was the result of growth in the low-value dwelling lines. We expect to see additional moderate growth in the low-value dwelling lines in the next few quarters as we expand our penetration in existing distribution channels.
 Net written premiums increased $960,000, or 4.2%, to $23.8 million for the three months ended September 30, 2019, as compared to $22.8 million for the same period in 2018. The increase was consistent with the increase in gross written premium for the comparative periods plus reduced ceded premiums. Ceded written and earned premiums in 2018 were impacted by $257,000 of reinstatement catastrophe reinsurance premiums from Hurricane Irma, while this quarter only had $90,000 of reinstatement premiums. Also, ceded rates were lower this quarter. As of June 1, 2019, the Company entered into new catastrophe reinsurance treaties that will reduce the average cost of the catastrophe reinsurance on the property lines from 12.2% to 4.2% of gross earned premium. This reduced the overall weighted average rate of reinsurance premiums to gross earned premiums by approximately 2.1 percentage points as compared to the same period in 2018.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the three months ended September 30, 2019, increased $159,000, or 39.3%, to $564,000 as compared to $405,000 for the same period in 2018. The increase in other income was primarily due to additional commission income in the Agency operations as well as increased fees charged on existing business.
Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended September 30, 2019 and 2018 (dollars in thousands).
We have changed the calculation to remove wholesale agency operations and Corporate expenses to provide a better measure of the underwriting operations' efficiency. The loss ratio calculation excludes other income from wholesale agency and Corporate. The 2018 ratios have been recast to reflect the new presentation. Refer to Note 13 ~ Segment Information for further details.

Three Months Ended September 30, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,207	$947	$12,154
Net (favorable) adverse development	2,310	393	2,703
Calendar year net losses and LAE	$13,517	$1,340	$14,857

Accident year loss ratio	52.1%	69.2%	53.1%
Net (favorable) adverse development	10.7%	28.7%	11.8%
Calendar year loss ratio	62.8%	97.9%	64.9%

Three Months Ended September 30, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,520	$1,633	$13,153
Net (favorable) adverse development	2,925	476	3,401
Calendar year net losses and LAE	$14,445	$2,109	$16,554

Accident year loss ratio	54.1%	73.3%	55.9%
Net (favorable) adverse development	13.7%	21.3%	14.5%
Calendar year loss ratio	67.8%	94.6%	70.4%

Net losses and LAE decreased by $1.7 million, or 10.3%, for the three months ended September 30, 2019, as compared to the same period in 2018. The calendar year loss ratios were 64.9% and 70.4% for the three months ended September 30, 2019 and 2018, respectively.
The Company's incurred losses during the three months ended September 30, 2019, included adverse prior-year reserve development of $2.7 million. The Commercial lines experienced $2.3 million of unfavorable reserve development mostly attributable to hospitality liability lines in 2016 and 2017 accident years. Personal lines was unfavorable by $393,000, partly attributable to the Florida homeowners line, and mostly related to the 2016 and 2017 accident years. The total reserve development is net of the amortization of the deferred gain on the ADC of $481,000, of which almost the entire amount favorably impacted the commercial lines. This provided $481,000 of benefit toward the adverse development for the three months ended September 30, 2019, leaving the benefit from the ADC fully recognized.
The Company's incurred losses during the three months ended September 30, 2018, included unfavorable prior-year reserve development of $3.4 million. The Commercial lines experienced $2.9 million of unfavorable reserve development, while personal lines was unfavorable by $476,000. The ADC provided $1.5 million of benefit toward the adverse development. An additional $2.5 million of benefit from the ADC was deferred and recognized in future periods. Included in the unfavorable development was $83,000 attributable to additional 2017 losses from Hurricane Harvey for the three months ended
September 30, 2018.

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
The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2019	2018
Commercial Lines
Policy acquisition costs	28.4%	28.6%
Operating expenses	15.1%	18.2%
Total	43.5%	46.8%

Personal Lines
Policy acquisition costs	32.7%	43.1%
Operating expenses	23.9%	14.6%
Total	56.6%	57.7%

Total Underwriting
Policy acquisition costs	28.7%	30.0%
Operating expenses	15.6%	17.8%
Total	44.3%	47.8%
Our expense ratio decreased 3.5 percentage points in the three months ended September 30, 2019, as compared to the same period in 2018. We have made progress in reducing overhead costs as part of our cost cutting initiatives however, the reduction in net earned premiums has offset some of the benefit.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the three months ended September 30, 2019 and 2018, the percentage of policy acquisition costs to net earned premiums and other underwriting income was slightly lower at 28.7% compared to 30.0%, respectively. The decrease was due, in part, to lower ceded premium costs that allowed for a higher net earned premium amount.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 15.6% and 17.8% for the three months ended September 30, 2019 and 2018, respectively. The commercial lines ratio showed a 3.1 percentage point improvement while the personal lines expense ratio increased significantly in 2019 due to the steep decrease in net earned premiums from our planned reduction in wind-exposed business. We believe this should stabilize as we more fully transition out of these lines.

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended September 30, 2019 and 2018 (dollars in thousands):

Underwriting Gain (Loss)

	Three Months Ended September 30,
	2019	2018	$ Change
Commercial Lines	$(1,361)	$(3,115)	$1,754
Personal Lines	(745)	(1,166)	421
Total Underwriting	(2,106)	(4,281)	2,175
Wholesale Agency	360	511	(151)
Corporate	(250)	(167)	(83)
Eliminations	28	—	28
Total underwriting income (loss)	$(1,968)	$(3,937)	$1,969

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Results of Operations For The Nine Months Ended September 30, 2019 and 2018
 The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results
	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Gross written premiums	$76,462	$76,928	$(466)	(0.6)%
Net written premiums	$65,562	$65,286	$276	0.4%

Net earned premiums	$65,811	$71,188	$(5,377)	(7.6)%
Other income	1,567	1,212	355	29.3%
Losses and loss adjustment expenses, net	43,695	44,950	(1,255)	(2.8)%
Policy acquisition costs	17,952	19,437	(1,485)	(7.6)%
Operating expenses	12,960	13,276	(316)	(2.4)%
Underwriting gain (loss)	(7,229)	(5,263)	(1,966)	*
Net investment income	3,171	2,425	746	30.8%
Net realized investment gains (losses)	1,124	152	972	*
Change in fair value of equity securities	(715)	(116)	(599)	*
Interest expense	2,155	1,834	321	17.5%
Income (loss) before equity earnings in affiliate and income taxes	(5,804)	(4,636)	(1,168)	*
Equity earnings (losses) of affiliates, net of tax	219	237	(18)	*
Income tax expense (benefit)	(791)	52	(843)	*
Net income (loss)	$(4,794)	$(4,451)	$(343)	*

Book value per common share outstanding	$4.74	$5.41

Underwriting Ratios:
Loss ratio (1)	66.1%	62.9%
Expense ratio (2)	43.9%	45.7%
Combined ratio (3)	110.0%	108.6%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.

(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and underwriting expenses to net earned premiums and other income from underwriting operations.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
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
Our premiums are presented below for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

Summary of Premium Revenue

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Gross written premiums
Commercial lines	$71,061	$71,602	$(541)	(0.8)%
Personal lines	5,401	5,326	75	1.4%
Total	$76,462	$76,928	$(466)	(0.6)%

Net written premiums
Commercial lines	$61,579	$63,866	$(2,287)	(3.6)%
Personal lines	3,983	1,420	2,563	180.5%
Total	$65,562	$65,286	$276	0.4%

Net earned premiums
Commercial lines	$62,291	$62,270	$21	—%
Personal lines	3,520	8,918	(5,398)	(60.5)%
Total	$65,811	$71,188	$(5,377)	(7.6)%

Gross written premiums decreased $466,000, or 0.6%, to $76.5 million for the nine months ended September 30, 2019, as compared to $76.9 million for the same period in 2018.
 Commercial lines gross written premiums decreased $541,000, or 0.8%, to $71.1 million for the nine months ended September 30, 2019, as compared to $71.6 million for the same period in 2018. The decreased gross written premiums were due to the strategic reduction of premiums in areas that were generating higher loss results. Additional premiums grew in areas that were historically more profitable which partially offset the decrease. We expect to see commercial lines premiums grow over the next few quarters as we penetrate existing lines further and add new programs.
 Personal lines gross written premiums increased $75,000, or 1.4%, to $5.4 million for the nine months ended September 30, 2019, as compared to $5.3 million for the same period in 2018. The increase was attributable to growth in our low-value dwelling lines of business. We expect to see additional moderate growth in the low-value dwelling lines in the next few quarters as we expand our penetration in existing distribution channels.
 Net written premiums increased $276,000, or 0.4%, to $65.6 million for the nine months ended September 30, 2019, as compared to $65.3 million for the same period in 2018. Ceded written and earned premiums were impacted by a combination of $433,000 of reinstatement catastrophe reinsurance premiums. As of June 1, 2019, the Company entered into new catastrophe reinsurance treaties that will reduce the average cost of the catastrophe reinsurance on the property lines from 12.2% to 4.2% of gross earned premium. This is expected to reduce the overall weighted average rate of reinsurance premiums to gross earned premiums by approximately 2.1 percentage points going forward.
Other Income
Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies. Other income for the nine months ended September 30, 2019, increased $355,000, or 29.3%, to $1.6 million as compared to $1.2 million for the same period in 2018. The increase in other income was primarily due to additional commission income in the Agency operations as well as increased fees charged on existing business. As the Agency operations grow, we expect Other Income to grow.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Losses and Loss Adjustment Expenses
The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the nine months ended September 30, 2019 and 2018 (dollars in thousands).
We have changed the calculation to remove wholesale agency operations and Corporate expenses to provide a better measure of the underwriting operations' efficiency. The loss ratio calculation excludes other income from wholesale agency and Corporate. The 2018 ratios have been recast to reflect the new presentation. Refer to Note 13 ~ Segment Information for further details.

Nine Months Ended September 30, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$33,928	$2,691	$36,619
Net (favorable) adverse development	4,683	2,393	7,076
Calendar year net losses and LAE	$38,611	$5,084	$43,695

Accident year loss ratio	54.3%	74.2%	55.4%
Net (favorable) adverse development	7.5%	65.9%	10.7%
Calendar year loss ratio	61.8%	140.1%	66.1%

Nine Months Ended September 30, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$34,395	$5,685	$40,080
Net (favorable) adverse development	2,584	2,286	4,870
Calendar year net losses and LAE	$36,979	$7,971	$44,950

Accident year loss ratio	55.2%	62.5%	56.1%
Net (favorable) adverse development	4.1%	25.1%	6.8%
Calendar year loss ratio	59.3%	87.6%	62.9%

Net losses and LAE decreased by $1.3 million, or 2.8%, for the nine months ended September 30, 2019, as compared to the same period in 2018. The calendar year loss ratios were 66.1% and 62.9% for the nine months ended September 30, 2019 and 2018, respectively.
The Company's incurred losses during the nine months ended September 30, 2019, included adverse prior-year reserve development of $7.1 million. The Commercial lines experienced $4.7 million of unfavorable reserve development mostly attributable to hospitality liability lines in the 2016 and 2017 accident years. Personal lines was unfavorable by $2.4 million, of which $1.5 million was attributable to the Florida homeowners line, and mostly related to the 2016 and 2017 accident years. The total reserve development is net of the amortization of the deferred gain on the ADC of $5.7 million, of which almost the entire amount favorably impacted the commercial lines. This provided $5.7 million of benefit toward the adverse development for the nine months ended September 30, 2019, leaving the benefit from the ADC fully recognized.
Overall reserve development on prior accident years for the nine months ended September 30, 2018 was $4.9 million of adverse development, adding 6.8 percentage points to the loss ratio. The Commercial lines experienced $2.6 million of unfavorable reserve development, while personal lines was unfavorable by $2.3 million. The ADC provided $2.4 million of benefit toward the adverse development. An additional $4.9 million of benefit from the ADC was deferred and recognized in future periods. Included in the unfavorable development was $471,000 attributable to additional 2017 losses from Hurricane Harvey.

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
The table below provides the expense ratio by major component.

	Nine Months Ended September 30, 2019
	2019	2018
Commercial Lines
Policy acquisition costs	27.8%	28.4%
Operating expenses	15.4%	17.5%
Total	43.2%	45.9%

Personal Lines
Policy acquisition costs	33.1%	35.8%
Operating expenses	23.9%	8.6%
Total	57.0%	44.4%

Total Underwriting
Policy acquisition costs	28.0%	29.4%
Operating expenses	15.9%	16.3%
Total	43.9%	45.7%
Our expense ratio decreased by 1.8 percentage points in the nine months ended September 30, 2019, as compared to the same period in 2018. The current period expense ratio was negatively impacted by the reinstatement and minimum premium costs related to our reinsurance. This made the expense ratio 0.3 percentage points higher than it otherwise would have been. We have made progress in reducing overhead costs as part of our cost cutting initiatives however, the reduction in net earned premiums has offset some of the benefit.
Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. For the nine months ended September 30, 2019, the percentage of policy acquisition costs to net earned premiums and other underwriting income decreased to 28.0%, as compared to 29.4% for the same period in 2018. This was, in part, due to the improved reinsurance rates we have this year which allows for higher net earned premium on approximately the same volume. This affect was most dramatic in the personal lines due to the declining wind-exposed business.
Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income was 15.9% and 16.3% for the nine months ended September 30, 2019 and 2018, respectively. The commercial lines ratio showed a 2.1 percentage point improvement while the personal lines expense ratio increased significantly in 2019 due to the steep decrease in net earned premiums from our planned reduction in wind-exposed business. We believe this should stabilize as we more fully transition out of these lines.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Underwriting Results
We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

Underwriting Gain (Loss)

	Nine Months Ended September 30, 2019
	2019	2018	$ Change
Commercial Lines	$(3,125)	$(3,261)	$136
Personal Lines	(3,525)	(2,911)	(614)
Total Underwriting	(6,650)	(6,172)	(478)
Wholesale Agency	740	1,061	(321)
Corporate	(728)	(152)	(576)
Eliminations	(591)	—	(591)
Total underwriting income (loss)	$(7,229)	$(5,263)	$(1,966)

Liquidity and Capital Resources
Sources and Uses of Funds
At September 30, 2019, we had $34.4 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.
We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.
We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries during the nine months ended September 30, 2019 and 2018.
Cash Flows
Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2019, was $7.3 million as compared to $7.5 million of cash used in operating activities for the same period in 2018. The $14.8 million increase was mostly due to a $22.5 million reduction in paid claims, net of reinsurance. This was mainly driven by the receipt of reinsurance recoverables related to the ADC. Also, net premium collections grew by $4.3 million in 2019.
Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2019, was $8.4 million as compared to $11.4 million for the same period in 2018. The decrease in cash provided by investing activities was related to the Company withdrawing less from its investment portfolio during the nine months ended September 30, 2019, compared to the same period in 2018. The Company withdrew more from its investment portfolio in 2018 due the significant reduction in gross written premium in the Company's personal lines in 2018.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2019 was $4.3 million, compared to $674,000 for the same period in 2018. The Company raised $5.0 million through the issuance of additional common stock in June 2019. These amounts were partially offset by $674,000 of the Company's stock repurchases.

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
On June 21, 2018, the Company entered into a $10.0 million line of credit. On June 21, 2019, the Company renewed the $10.0 million line of credit with a maturity date of June 19, 2020. The agreement bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly. The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels. As of September 30, 2019, the Company has no outstanding balance on the line of credit, and was in compliance with all of its financial covenants.

Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure. The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $60.6 million and $64.0 million at September 30, 2019 and December 31, 2018, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,230)	$(3,551)	$(4,794)	$(4,451)
Exclude:
Net realized investment gains (losses), net of tax	390	(21)	1,124	152
Tax effect of investment unrealized gains and losses	818	—	818	—
Change in fair value of equity securities, net of tax	(1,065)	151	(715)	(116)
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	481	(2,521)	5,677	(4,933)
Adjusted operating income (loss)	$(1,854)	$(1,160)	$(11,698)	$446

Weighted average common shares diluted	9,543,535	8,553,613	8,640,409	8,531,545
Diluted income (loss) per common share:
Net income (loss)	$(0.13)	$(0.42)	$(0.55)	$(0.52)
Exclude:
Net realized gains (losses) and other gains, net of tax	0.04	—	0.13	0.02
Tax effect of investment unrealized gains and losses	0.09	—	0.09	—
Change in fair value of equity securities, net of tax	(0.12)	0.01	(0.08)	(0.01)
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	0.04	(0.29)	0.66	(0.58)
Adjusted operating income (loss) per share	$(0.18)	$(0.14)	$(1.35)	$0.05

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2019. Our market risk sensitive instruments are primarily related to our debt securities.
Interest Rate Risk
At September 30, 2019, the fair value of our investment portfolio, excluding cash and cash equivalents, was $136.2 million. Our investment portfolio consists principally of investment-grade, debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of September 30, 2019 and December 31, 2018 was 3.6 and 3.1 years, respectively.
The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of September 30, 2019. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of September 30, 2019	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$120,813	$(8,399)	(6.5)%	(18.5)%
100 basis point increase	125,077	(4,135)	(3.2)%	(9.1)%
No change	129,212	—	—%	—%
100 basis point decrease	132,959	3,747	2.9%	8.2%
200 basis point decrease	135,543	6,331	4.9%	13.9%

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
At September 30, 2019, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $28.0 million. We believe all amounts recorded as due from reinsurers are recoverable.
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
 Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2019. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2019.
Changes in Internal Control over Financial Reporting
For the three months ended September 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2019, which is hereby incorporated by reference.

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
On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the nine September 30, 2019, the Company had repurchased 142,815 shares of stock valued at approximately $608,000. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.
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

Dated: November 12, 2019