Form 10-K
period 2019-12-31
Conifer Holdings, Inc.
filed 2020-03-12
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-37536

Conifer Holdings, Inc.

(Exact name of registrant as specified in its charter)

Michigan	27-1298795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 West Merrill Street, Suite 200
Birmingham, Michigan	48009
(Address of principal executive offices)	(Zip code)

(248) 559-0840

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	CNFR	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 28, 2019 was approximately $21.3 million, based on the Nasdaq closing price for such shares on that date.  The registrant has no non-voting common equity.

The number of outstanding shares of the registrant’s common stock, no par value, as of March 12, 2020, was 9,592,861.

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

Business Overview

The Company is engaged in the sale of property and casualty insurance products and has organized its business model around three classes of insurance businesses: commercial lines, personal lines, and wholesale agency business.  Within these three businesses, the company offers various insurance products and insurance agency services.

Through our Insurance Company Subsidiaries, we offer insurance coverage in specialty commercial and specialty personal product lines.  Currently, we are authorized to write insurance as an excess and surplus lines (“E&S”) carrier in 45 states including the District of Columbia.  We are also licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia, and we offer our insurance products in all 50 states.

Our revenues are primarily derived from premiums earned from our insurance operations.  We also generate other revenues through investment income and other income which mainly consists of: installment fees and policy issuance fees generally related to the policies we write, as well as commission revenue to our wholesale agency business from third-party insurers.

Many of our products are targeted to traditionally profitable classes of policyholders that we believe are under-served by other insurers.  We market and sell these insurance products through a growing network of over 7,200 independent agents that distribute our policies through approximately 2,200 sales offices.  We are focused on growing our business in non‑commoditized property and casualty insurance markets, while maintaining underwriting discipline and a conservative investment strategy.

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

We also have substantial expertise in providing specialty homeowners insurance products to targeted customers that are often under-served by other homeowners' insurance carriers.  Our personal lines products primarily include low-value dwelling insurance tailored for owners of lower valued homes, which we currently offer in Illinois, Indiana, Louisiana and Texas.

In our personal lines business, we target homeowners in need of specific catastrophe coverage or dwelling insurance that are currently under-served by the insurance market, due to the modest value of their homes or the exposure to natural catastrophes in their geographic area.  Because these homeowners are under-served, this portion of the market is typically subject to less pricing pressure from larger nationwide insurers that offer a more commoditized product.  We believe our underwriting expertise enables us to compete effectively in these markets by evaluating and appropriately pricing risk.  In addition, we believe our willingness to meet these under-served segments of the personal lines insurance market fosters deeper relationships with, and increased loyalty from, the agents who distribute our products.  Our target personal lines customer has an average account size of $1,100 in premium.

Overall, we structure the multi-line distribution of our premium between commercial and personal lines to better diversify our business and mitigate the potential cyclical nature of either market.  In serving these markets, we write business on both an “admitted” and “E&S” basis.  As of December 31, 2019, approximately 46.3% of our gross written premiums were admitted, and approximately 53.7% were E&S.  Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are typically filed with state insurance regulators.  Carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process.  Our corporate structure allows us to offer both admitted and E&S products in select markets through either CIC or WPIC.  Our experience with specialty insurance products enables us to react to new market opportunities and underwrite multiple specialty lines.

The wholesale agency business provides non-risk bearing revenue through commissions and policy fees.  The wholesale agency business increases the product options to the Company’s independent retail agents by offering both insurance products from the Insurance Company Subsidiaries as well as products offered by other insurers.  This segment has expanded during 2019.

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

	Gross Written Premium by Segment
	2019	%	2018	%	2017	%
Commercial	$94,391	93%	$97,694	94%	$92,112	81%
Personal	7,462	7%	6,674	6%	22,172	19%
Total	$101,853	100%	$104,368	100%	$114,284	100%

	Gross Written Premiums by State
	2019	%	2018	%	2017	%
Michigan	$19,346	19.0%	$19,822	19.0%	$21,099	18.5%
Florida	16,993	16.7%	23,389	22.4%	26,562	23.1%
Texas	8,236	8.1%	6,509	6.2%	12,910	11.3%
New York	7,955	7.8%	3,845	3.7%	3,095	2.7%
California	7,037	6.9%	5,691	5.5%	2,218	1.9%
Pennsylvania	6,015	5.9%	6,503	6.2%	8,859	7.8%
Ohio	4,129	4.1%	4,025	3.9%	3,850	3.4%
Indiana	3,937	3.9%	3,914	3.8%	4,356	3.8%
Colorado	3,044	3.0%	2,835	2.7%	2,998	2.6%
New Jersey	2,051	2.0%	4,884	4.7%	3,960	3.5%
Montana	1,945	1.9%	2,433	2.3%	2,409	2.1%
All Other States	21,165	20.7%	20,518	19.6%	21,968	19.3%
Total	$101,853	100.0%	$104,368	100.0%	$114,284	100.0%

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

•

Conservative risk management with an emphasis on lowering volatility.  We focus on the risk/reward of insurance underwriting, while maintaining a prudent investment policy.  We employ conservative risk management practices and opportunistically purchase reinsurance to minimize our exposure to liability for individual risks.  In addition, we seek to maintain a diversified liquid investment portfolio to reduce overall balance sheet volatility.  As of December 31, 2019, our investments primarily consisted of fixed income investments with an average credit rating of “AA” and a duration-to-worst average of 3.0 years.

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

•

Proven management team.  Our senior management team has an average of over 26 years of experience in the insurance industry.  Our senior management team has successfully created, managed and grown numerous insurance companies and books of business, and has longstanding relationships with many independent agents and policyholders in our targeted markets.

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

In 2019, our top six independent agencies accounted for approximately 33% of our gross written premiums in our commercial lines, and our top four independent agencies accounted for approximately 27% of our gross written premiums in our personal lines.  We have long term relationships with each of these agencies.  We anticipate our concentration in these agencies will decrease in future periods as we establish relationships with additional agencies, as part of our strategic growth plan.  Our Insurance Company Subsidiaries market and distribute their products mainly through an independent agency network, however we utilize managing general agents and certain key wholesalers when appropriate.

We recruit our producers through referrals from our existing network of agents, word‑of‑mouth, advertisement, as well as direct contacts initiated by potential agents.  Our marketing efforts are directed through our offices in Michigan, Florida and Pennsylvania.

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

In addition to marketing to individual agents, our Sycamore Insurance Agency reviews specific opportunities to write select business on a direct basis.  SIA also owns 50% of a small insurance agency that places small commercial risks, mainly for alarm and security guard markets.

Underwriting

We are focused on underwriting profitability and effective enterprise risk management.  With an average of over 26 years of experience, our senior underwriters have the experience to properly manage account profitability across market cycles.

Our underwriting philosophy for our specialty commercial risks in the hospitality industry is to look at each risk individually and selectively before writing any policies.  We remain focused on small- to medium-sized businesses where the owner is often on site and in a better position to efficiently and safely run the overall operations.  We understand the risks associated with the smaller enterprises and, due to lighter competition, believe we can receive a fair premium to compensate for the risk taken.

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

Claims

We believe that effective claims management is vitally important to our success, allowing us to cost effectively pay valid claims, while vigorously defending those claims that lack merit.  Our claims department consists of experienced claims professionals located in Michigan, Florida, Pennsylvania and Texas. We utilize a proactive claims handling philosophy to internally manage or supervise all of our claims from inception through final disposition. By handling our claims internally, we can quickly assess claims, improve communication with our policyholders and claimants and better control our claims management costs.

We have several in‑house attorneys with considerable legal experience in trying cases in the lines of business we write.  Included among these attorneys is our head in‑house litigator, who consults on all trials and has 26 years of litigation experience.  We also have numerous seasoned property and liability adjusters which allow us to manage our claims exposures more carefully, across all markets.  In addition, our claims professionals utilize a network of independent local adjusters and appraisers to assist with specific aspects of claims investigations, such as securing witness statements and conducting initial appraisals in states where it is practical to do so.  These outside vendors are mainly compensated based on pre‑negotiated fee schedules to control overall costs.

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

On September 28, 2017, the Company entered into an adverse development cover (ADC) reinsurance agreement to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017, for accident years 2005 through 2016.  The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million.  The company retains a 10% co-participation for any development in excess of the retention.

Information relating to our reinsurance structure and treaty information is included within Note 6 ~ Reinsurance.

Loss Reserve Development

The following table presents the development of our loss and loss adjustment expenses ("LAE") reserves from 2010 through 2019, net of reinsurance recoverables (dollars in thousands).

	Year Ended December 31,
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Net liability for losses and loss expenses	$18,795	$17,164	$17,547	$24,956	$28,307	$30,017	$47,993	$67,830	$63,122	$84,667
Liability re-estimated as of:
One year later	16,565	12,807	13,508	23,763	29,321	40,239	57,452	71,186	79,351
Two years later	13,071	9,870	13,601	25,521	33,274	52,321	60,453	87,536
Three years later	10,300	10,038	13,821	26,560	38,569	58,251	69,833
Four years later	10,698	10,064	13,860	27,784	40,822	62,185
Five years later	10,926	10,227	13,980	27,920	42,274
Six years later	11,215	10,414	14,048	28,339
Seven years later	11,402	10,471	13,982
Eight years later	11,463	10,404
Nine years later	11,396
Ten years later
Net cumulative redundancy (deficiency)	7,399	6,760	3,565	(3,383)	(13,967)	(32,168)	(21,840)	(19,706)	(16,229)
Deferred gain on ADC	—	—	—	—	—	—	(5,677)	(5,677)	(5,677)
Net cumulative redundancy (deficiency)	$7,399	$6,760	$3,565	$(3,383)	$(13,967)	$(32,168)	$(16,163)	$(14,029)	$(10,552)

Cumulative amount of net liability paid as of:
One year later	$4,112	$3,383	$5,186	$13,245	$16,091	$20,020	$29,533	$44,521	29,520
Two years later	6,277	6,092	9,106	19,711	24,060	35,972	56,962	62,369
Three years later	8,302	7,917	11,444	23,241	32,699	50,676	61,168
Four years later	9,372	8,788	13,015	26,056	37,474	58,317
Five years later	9,971	9,730	13,522	27,217	40,438
Six years later	10,799	10,167	13,903	27,280
Seven years later	11,219	10,398	13,878
Eight years later	11,416	10,373
Nine years later	11,387
Ten years later
Gross liability-end of year	32,047	29,574	24,843	28,909	31,532	35,423	54,651	87,896	92,807	107,246
Reinsurance recoverable on unpaid losses	13,252	12,410	7,296	3,952	3,225	5,405	6,658	20,066	29,685	22,579
Net liability-end of year	18,795	17,164	17,547	24,957	28,307	30,018	47,993	67,830	63,122	84,667

Gross liability re-estimated -latest	21,928	18,453	20,055	34,570	50,697	78,588	103,066	140,980	124,581
Reinsurance recoverable on unpaid losses re-estimated -latest	10,532	8,049	6,073	6,230	8,423	16,402	33,233	53,444	45,230
Net liability re-estimated -latest	11,396	10,404	13,982	28,340	42,274	62,186	69,833	87,536	79,351
Gross cumulative redundancy (deficiency)	$10,119	$11,121	$4,788	$(5,661)	$(19,165)	$(43,165)	$(48,415)	$(53,084)	$(31,774)

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

Additional information relating to our reserves is included within the Losses and Loss Adjustment Expenses section of Note 1 ~ Summary of Significant Accounting Policies and Note 5 ~ Unpaid Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as in the Critical Accounting Policies: Loss and Loss Adjustment Expense Reserves section of Item 7, Management’s Discussion and Analysis.

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

Various State and Federal Regulations

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

Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers.  Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers.  The Company's assessments from insolvency funds were minimal for the years ended December 31, 2019, 2018, and 2017.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market.  Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage.  These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis.  To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company.  For the years ended December 31, 2019, 2018, and 2017, total assessments paid to all such facilities were minimal.

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

Employees

At December 31, 2019, we had 147 employees.  Substantially all of our employees are full-time.  Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement.  We believe we have good working relations with our employees.

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
Policyholders' surplus

As determined under SAP, the amount remaining after all liabilities are subtracted from all admitted assets.  Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet.  Policyholders' surplus is also referred to as “surplus” or “statutory surplus” for statutory accounting purposes.

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

•

Even when a claim is received (irrespective of whether the policy is a "claims-made,” which requires claims to be reported during the policy period, or an “occurrence” based form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time;

•	New theories of liability are enforced retroactively from time to time by courts;
•

Volatility in the financial markets, economic events, weather events and other external factors may result in an increase in the number of claims and the severity of the claims reported.  In addition, elevated inflationary conditions would, among other things, drive loss costs to increase;

•

If claims became more frequent, even if we had no liability for those claims, the cost of evaluating these potential claims could escalate beyond the amount of the reserves we have established.  If we enter new lines of business, or encounter new theories of claims liability, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated; and

•

Estimation of IBNR losses is a complex and inherently uncertain process which involves a considerable degree of judgment and expertise, which adds to the overall difficulty of estimating loss reserves.

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

Interest rates are highly sensitive to many factors beyond our control including general economic conditions, governmental monetary policy, and political conditions.  As discussed above, fluctuations in interest rates may adversely impact our business.  See Item 7A ~ Qualitative and Quantitative Disclosures About Market Risk for further discussion on interest rate risk.

A decline in our financial strength rating may result in a reduction of new or renewal business.

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M.  Best Company, Inc. (“A.M. Best”) and Kroll Bond Rating Agency ("Kroll") as an important means of assessing the financial strength and quality of insurers.  In setting their ratings, A.M. Best and Kroll utilize a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile.  These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management.  For A.M. Best, the ratings range from A++, or superior, to F for in liquidation.  Kroll's ratings range from AAA (extremely strong) to R (under regulatory supervision).  As of the date of this Form 10-K, A.M. Best has assigned financial strength ratings of B++ (Good) for CIC and WPIC.  A rating of B++ means A.M. Best considers both companies to have a “good” ability to meet ongoing financial obligations.  Kroll has given CIC and WPIC an insurance financial strength rating of BBB+ with a stable outlook (fourth highest rating level out of eleven) as of the date of this Form 10-K.  A BBB+ rating indicates that the insurer's financial condition is adequate.

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

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems.  We rely upon our systems, as well as the systems of our vendors, to underwrite and process our business; make claim payments; provide customer service; provide policy administration services, such as endorsements, cancellations and premium collections; comply with insurance regulatory requirements; and perform actuarial and other analytical functions necessary for pricing and product development.  We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations.  Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions.

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

The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable.  The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.  Severe weather conditions and catastrophes can cause greater losses in our property lines and cause our liquidity and financial condition to deteriorate.  In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have a material adverse effect on our business and results of operations.

We distribute our insurance products through a select group of agents, several of which account for a significant portion of our business, and there can be no assurance that such relationships will continue, or if they do continue, that the relationship will be on favorable terms to us. In addition, reliance on agents subjects us to their credit risk.

Our distribution model depends almost entirely on the agencies that distribute our products.  In 2019, our top six independent agencies accounted for approximately 33% of our gross written premiums in our commercial lines, and our top four independent agencies, accounted for approximately 27% of our gross written premiums in our personal lines.  We cannot assure you that these relationships, or our relationships with any of our agencies will continue.  Even if the relationships do continue, they may not be on terms that are profitable for us.  The termination of a relationship with one or more significant agents could result in lower direct written premiums and could have a material adverse effect on our results of operations or business prospects.

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

The NAIC has developed a system to test the adequacy of statutory capital of U.S.‑based insurers, known as Risk-Based Capital ("RBC"), that many states have adopted.  This system establishes the minimum amount of RBC necessary for a company to support its overall business operations.  It identifies property‑casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of premiums.  Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation.  Failure to maintain adequate RBC at the required levels could adversely affect the ability of our Insurance Company Subsidiaries to maintain regulatory authority to conduct their business.

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

Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and RBC requirements and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation.  The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks.  However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform and corporate governance.  The Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”) also established the Federal Insurance Office, which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council (the “FSOC”) designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure.  In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including increasing national uniformity through either a federal charter or effective action by the states.  Any additional regulations established as a result of the Dodd‑Frank Act or actions in response to the Federal Insurance Office Report could increase our costs of compliance or lead to disciplinary action.  In addition, legislation has been introduced from time to time that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes.  We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect any such developments could have on our business, financial condition or results of operations.

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

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states of domicile and each state in which they issue policies.  As of December 31, 2019, our Insurance Company Subsidiaries were in compliance with all such reserves. Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action.  This may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control.  A decline in the risk based capital ratios of our Insurance Company Subsidiaries could limit their ability to make a dividend to us and could be a factor in causing rating agencies to downgrade our ratings.  Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.

Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.

As of December 31, 2019, we had $25.3 million of senior unsecured notes (the “Notes”) outstanding, $10.5 million of subordinated notes (the "Subordinated Notes") outstanding, and $2.0 million outstanding on our line of credit.  We are subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.

The Subordinated Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and RBC ratios.  If we are unable to meet debt covenant requirements or to obtain future waivers regarding such failures, we could be in breach of our credit agreement.  Any such breach could cause significant disruption to our operations, including a requirement to immediately repay our indebtedness, and would have severe adverse effects on our liquidity and financial flexibility.

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

Our Insurance Company Subsidiaries are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.  These assessments are levied by guaranty associations within the state in proportion to the premiums written by member insures in the lines of business in which the impaired, insolvent or failed insurer was engaged.  Maximum contributions required by law in any one year vary by state, and have historically been less than one percent of annual premiums written. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies.  Significant assessments could have a material adverse effect on our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

We incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, we are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition.  We are also subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and provisions of the Sarbanes‑Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

The Sarbanes‑Oxley Act and the Dodd‑Frank Act, as well as new rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies.  Our efforts to comply with these laws, regulations and standards have increased our operating costs and may divert management’s time and attention from revenue‑generating activities.

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

As of December 31, 2019, our executive officers, directors, 5% shareholders and their affiliates owned approximately 71.6% of our voting stock.  Therefore, these shareholders will have the ability to influence us through their ownership position.  These shareholders may be able to significantly influence all matters requiring shareholder approval.  For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.

Risks Related to Ownership of Our Publicly Traded Debt

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

The Notes are securities with no established trading market.  We have applied for listing of the Notes on the Nasdaq Global Market, but no assurance can be given as to the approval of the Notes for listing or, if listed, the continued listing for the term of the Notes, or the liquidity or trading market for the Notes.  There can be no assurance that a secondary market for the Notes will develop.  We are not required to maintain a listing on the Nasdaq Global Market or any other exchange.  Even if the listing of the Notes on the Nasdaq Global Market is approved, we cannot assure you that a market will develop, or continue, or that you will be able to sell your Notes easily.

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

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies.  In addition, the market price of our common stock historically has been volatile.  The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section or in our Annual Report for the fiscal year ended December 31, 2019, or our subsequently filed quarterly reports on Form 10-Q or elsewhere in this prospectus for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability.  A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes.  The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that may develop involving our common stock.  This trading activity could, in turn, affect the trading price of the Notes.  This volatility in the market price of our common stock may affect the price at which you could sell the shares of our common stock you receive upon conversion of your Notes, if any, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock and the value of your Notes.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease office space in Birmingham, Michigan, where our principal executive office is located.  We also lease offices in Southfield, Michigan; Jacksonville, Orlando and Miami, Florida; and Somerset, Pennsylvania.  We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.

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

Corporate Counsel
Honigman Miller Schwartz and Cohn, LLP
600 Woodward Avenue
2290 First National Building
Detroit, MI 48226-3506

Shareholder Relations and Form 10-K

A copy of our 2019 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@cnfrh.com.

Share Price and Dividend Information

Our common stock is traded on the Nasdaq under the symbol “CNFR.” The following table sets forth the high and low sale prices of our common shares as reported by the Nasdaq for each period shown:

	High	Low
2019
First Quarter	4.86	3.70
Second Quarter	4.80	3.42
Third Quarter	4.00	3.20
Fourth Quarter	4.50	3.50

2018
First Quarter	6.85	5.15
Second Quarter	6.40	5.60
Third Quarter	7.20	5.60
Fourth Quarter	5.90	3.06

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

Shareholders of Record

As of March 12, 2020, there were 29 shareholders of record of our common stock.  A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Repurchases of Company's Stock

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock.  Shares may be purchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time, at the discretion of the Company.  The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met.  Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market.  The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions.  The repurchase program does not include specific price targets or timetables.  For the year ended December 31, 2018 the Company had repurchased 129,175 shares of stock valued at approximately $584,000 related to the stock repurchase program. The Company also repurchased 8,053 shares of stock valued at approximately $52,000 related to the vesting of the Company’s restricted stock units.  For the year ended December 31, 2019, the Company had repurchased 154,208 shares of stock valued at approximately $638,000 related to the stock repurchase program.  Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial information of Conifer Holdings, Inc. and Subsidiaries as of the dates and for the periods indicated.  The selected financial data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 were derived from our audited consolidated financial statements and related notes thereto.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Results:
Gross written premiums	$101,853	$104,368	$114,284	$114,923	$93,750
Ceded written premiums	(14,129)	(15,282)	(23,044)	(14,994)	(14,076)
Net written premiums	$87,724	$89,086	$91,240	$99,929	$79,674
Net earned premiums	$89,089	$93,811	$91,729	$89,627	$66,765
Net investment income	4,031	3,336	2,728	2,173	1,902
Net realized investment gains	1,196	61	70	1,365	285
Change in fair value of equity securities	(427)	121	—	—	—
Other gains (losses) (1)	—	—	750	(400)	104
Other income	2,109	1,582	1,560	1,118	1,667
Total revenue	95,998	98,911	96,837	93,883	70,723
Losses and loss adjustment expenses, net	59,744	62,515	73,917	59,003	38,882
Policy acquisition costs	24,911	25,534	26,245	25,280	16,183
Operating expenses	17,582	17,683	17,367	17,596	14,806
Interest expense	2,882	2,644	1,362	647	769
Total expenses	105,119	108,376	118,891	102,526	70,640
Income (loss) before income taxes	(9,121)	(9,465)	(22,054)	(8,643)	83
Equity earnings (losses) in affiliates, net of tax	386	290	65	129	(52)
Income tax expense (benefit)	(913)	52	(447)	(77)	48
Net income (loss)	(7,822)	(9,227)	(21,542)	(8,437)	(17)
Less net income (loss) for non-controlling	—	—	—	—	(81)
Net income (loss) for Conifer	$(7,822)	$(9,227)	$(21,542)	$(8,437)	$64
Net income (loss) allocable to common shareholders	$(7,822)	$(9,227)	$(21,542)	$(8,437)	$(476)
Net income (loss) per share allocable to common shareholders, basic and diluted	$(0.88)	$(1.08)	$(2.74)	$(1.11)	$(0.09)
Weighted average common shares outstanding, basic and diluted	8,880,107	8,543,876	7,867,344	7,618,588	5,369,960

	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and invested assets	$177,196	$150,894	$169,518	$141,023	$130,427
Reinsurance recoverables	27,734	34,745	24,539	7,498	7,044
Total assets	247,265	232,752	239,032	203,701	177,927
Unpaid losses and loss adjustment expenses	107,246	92,807	87,896	54,651	35,422
Unearned premiums	51,503	52,852	57,672	58,126	47,916
Debt	35,824	33,502	29,027	17,750	12,750
Total liabilities	204,540	190,589	186,206	135,907	100,665
Total shareholders’ equity attributable to Conifer	42,725	42,163	52,826	67,794	77,262

Other Data:
Shareholders’ equity per common share outstanding	$4.45	$4.97	$6.20	$8.88	$10.11
Regulatory capital and surplus (2)	59,561	63,993	62,451	62,189	71,153

	2019	2018	2017	2016	2015
Underwriting Ratios:
Loss ratio	66.8%	66.4%	79.9%	65.0%	56.8%
Expense ratio	44.0%	45.9%	44.8%	47.2%	45.3%
Combined ratio	110.8%	112.3%	124.7%	112.2%	102.1%

(1)

In 2017, the Company recognized a $750,000 gain on the sale of the renewal rights of a portion of the low value dwelling book of business to another insurer.  In 2016, the value of intangible assets recorded for insurance licenses were written off when two affiliated insurance subsidiaries were merged.  In 2015, the Company recognized a gain as a result of the deconsolidation of an affiliate.

(2)

For our Insurance Company Subsidiaries, the excess of assets over liabilities are determined in accordance with statutory accounting principles as determined by the domiciliary state for each Insurance Company Subsidiary.  In 2018, CIC issued a surplus note to WPIC for $10.0 million.  The regulatory capital and surplus balance as of year ended December 31, 2019 eliminates the $10.0 million surplus note from the consolidated balance.

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

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines.  Our growth has been significant since our founding in 2009.  Currently, we are authorized to write insurance as an excess and surplus lines carrier in 45 states, including the District of Columbia.  We are licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia, and we offer our insurance products in all 50 states.

Our revenues are primarily derived from premiums earned from our insurance operations.  We also generate other revenues through investment income and other income which mainly consists of: installment fees and policy issuance fees generally related to the policies we write.

Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions, and other underwriting and administrative expenses.  We organize our operations in three insurance businesses: commercial insurance lines, personal lines, and agency business.  Together, the commercial and personal lines refer to “underwriting” operations that take insurance risk, and the agency business refers to non-risk insurance business.

Through our commercial insurance lines, we offer coverage for both commercial property and commercial liability.  We also offer coverage for commercial automobiles and workers’ compensation.  Our insurance policies are sold to targeted small and mid-sized businesses on a single or multiple-coverage basis.

Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states.  Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana and Texas.  Due to recent Florida-based industry events, we have been de-emphasizing our Florida homeowners’ business and reducing our exposures in that state, as well as other wind-exposed states like Texas and Hawaii.

Through our wholesale agency business segment, we offer commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers.  We have expanded the wholesale agency business to develop more non-risk revenue streams, and to provide our agents with more insurance product options.

Critical Accounting Policies and Estimates

General

We identified the accounting estimates below as critical to the understanding of our financial position and results of operations.  Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and which require us to exercise significant judgment.  We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities.  Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.  We evaluate our estimates regularly using information that we believe to be relevant.  See the Consolidated Financial Statements Note 1 ~ Summary of Significant Accounting Policies, for further details.

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

The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2019 (dollars in thousands):

Line of Business	Case Reserves	IBNR Reserves	Total Reserves	Ratio of IBNR to Total Reserves
Commercial Lines	$43,299	$38,501	$81,800	47.1%
Personal Lines	1,802	1,065	2,867	37.1%
Total Lines	$45,101	$39,566	$84,667	46.7%

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

The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2019.  We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2019 reported pre-tax income and on net income and shareholders’ equity at December 31, 2019.  We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor.  We also believe that such changes to our reserve balance would not have a material impact on our operating results, financial position, or liquidity. The net income and shareholders' equity amounts include an income tax rate assumption of 21%.  The dollar amounts in the table are in thousands.

		December 31, 2019		Potential Impact on 2019
	Ultimate Loss and LAE Sensitivity Factor	Net Ultimate Loss and LAE	Net Loss and LAE Reserves	Pre- Tax Income	Shareholders' Equity
Increased Ultimate Losses & LAE
Accident Year 2019	10.0%	$49,128	$34,835	$4,913	$3,881
Accident Year 2018	5.0%	53,080	24,664	2,654	2,097
Accident Year 2017	2.5%	69,977	16,502	1,749	1,382
Prior to 2017 Accident Years	—%	—	8,665	—	—

Decreased Ultimate Losses & LAE
Accident Year 2019	(10.0)%	49,128	34,835	(4,913)	(3,881)
Accident Year 2018	(5.0)%	53,080	24,664	(2,654)	(2,097)
Accident Year 2017	(2.5)%	69,977	16,502	(1,749)	(1,382)
Prior to 2017 Accident Years			8,665	—	—

Investment Valuation and Impairment

We carry debt securities classified as available‑for‑sale at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income.  Our equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income.  We carry other equity investments that do not have a readily determinable fair value at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. We review these investments for impairment during each reporting period.  We do not have any securities classified as trading or held‑to‑maturity.

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

Fair values are measured in accordance with ASC 820, Fair Value Measurements.  The guidance establishes a framework for measuring fair value and a three‑level hierarchy based upon the quality of inputs used to measure fair value.  The three levels of the fair value hierarchy are: (1) Level 1: inputs are based on quoted prices (unadjusted) in active markets for identical assets or liabilities, (2) Level 2: inputs are other than quoted prices that are observable for the asset or liabilities, either directly or indirectly, for substantially the full term of the asset or liability and (3) Level 3: unobservable inputs that are supported by little or no market activity.  The unobservable inputs represent the Company’s best assumption of how market participants would price the assets or liabilities.  The Company also has investment company limited partnership investments, which are measured at net asset value (NAV).  The fair value of these investments is based on the capital account balances reported by the investment funds subject to their management review and adjustment.  The capital account balances reflect the fair value of the investment funds.

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

In 2018, the Company recognized a measurement period adjustment of $42,735 related to loss reserve discounting, which reduced deferred tax expense.  The Company also recognized a measurement period adjustment of $42,735 related to the loss reserve discounting transitional adjustment, which increased deferred tax expense.  The measurement period adjustments were based upon obtaining additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts under the Act.  The measurement period adjustments had no effect on the effective tax rate for the year ending December 31, 2018.  The accounting for the income tax effects of the Act pursuant to SAB 118 has been completed as of the end of the December 22, 2018, measurement period and for the year ended December 31, 2018.

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

As of December 31, 2019, we have federal and state income tax net operating loss (“NOL”) carryforwards of $60.0 million and $17.7 million, respectively.  Of the NOL carryforwards, $50.0 million will expire in tax years 2020 through 2039 and $10.0 million will never expire.  Of the federal NOL amount, $14.1 million are subject to limitations under Section 382 of the Internal Revenue Code.  These net NOL carryforwards are limited in the amount that can be utilized in any one year and may expire before they are realized.  At this time we do not expect that any of the remaining NOL carryforwards will expire before utilized.

The carrying value of our gross deferred tax asset for the NOL carryforwards is equal to the total NOL carryforward amount times the applicable federal and state tax rates, and was $13.5 million and $10.7 million as of December 31, 2019 and 2018, respectively.  Total gross deferred tax assets were $17.2 million and $15.4 million as of December 31, 2019 and 2018.  A valuation allowance of $13.6 million and $12.6 million has been recorded against the gross deferred tax assets as of December 31, 2019 and 2018, respectively, as the Company has recognized a three-year cumulative loss as of December 31, 2019 which is significant negative evidence to support the lack of recoverability of those deferred tax assets in accordance with ASC 740, Income Taxes.  If the $13.6 million valuation allowance as of December 31, 2019 were reversed in the future, it would increase book value by $1.41.  The net deferred tax liabilities were zero and $115,000 as of December 31, 2019 and 2018.

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

	For the Years Ended December 31,
	2019	2018	2017
Net income (loss)	$(7,822)	$(9,227)	$(21,542)
Less:
Net realized investment gains and other gains, net of tax	1,196	61	820
Effect of tax law change	—	—	63
Tax effect of unrealized gains and losses on investments	824	—	356
Change in fair value of equity securities, net of tax	(427)	121	—
Net (increase) decrease in deferred gain on losses ceded to ADC, net of tax	5,677	(5,677)	—
Adjusted operating income (loss)	$(15,092)	$(3,732)	$(22,781)

Weighted average common shares, diluted	8,880,107	8,543,876	7,867,344

Diluted (loss) per common share:
Net income (loss)	$(0.88)	$(1.08)	$(2.74)
Net realized investment gains and other gains, net of tax	0.13	0.01	0.10
Effect of tax law change	0.09	—	0.01
Tax effect of unrealized gains and losses on investments	—	—	0.05
Change in fair value of equity securities, net of tax	(0.05)	0.01	—
Net (increase) decrease in deferred gain on losses ceded to ADC, net of tax	0.64	(0.66)	—
Adjusted operating (loss) per share	$(1.69)	$(0.44)	$(2.90)

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

Executive Overview

For the year ended December 31, 2019, we continued to expand our commercial lines in areas where we have had the most success, reduced exposure in the more challenging areas, and repositioned our personal lines of business.  Our commercial lines gross written premiums decreased by $3.3 million, or 3.4%, to $94.4 million in 2019, compared to $97.7 million in 2018.  Personal lines gross written premiums increased by $788,000, or 11.8% to $7.5 million in 2019, compared to $6.7 million in 2018.

The Company reported a net loss of $7.8 million, or $0.88 per share, in 2019, compared to a net loss of $9.2 million, or $1.08 per share, in 2018.

Adjusted operating loss, a non-GAAP measure, was $15.1 million, or $1.69 per share, for the year ended December 31, 2019, compared to an adjusted operating loss of $3.7 million, or $0.44 per share, for the year ended December 31, 2018.

The 2019 results were mainly driven by $10.6 million of adverse development.  The largest difference between net loss and adjusted operating loss is related to the ADC (described below) in which the $5.7 million deferred gain as of December 31, 2018 was fully utilized in 2019.

In 2019, there was $313,000 of loss development on Hurricane Harvey and $495,000 of catastrophe reinsurance statement costs relating to Hurricane Irma.  In 2018, there was $583,000 of loss development on Hurricane Harvey and $1.0 million of catastrophe reinsurance reinstatement costs relating to Hurricane Irma.  The reinstatement costs, plus a short-term reduction in net earned premiums as we repositioned our business profile, contributed to a slightly higher expense ratio.

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

Adverse Development Cover

In 2017, we purchased the ADC to greatly reduce our exposure to prior-year adverse development.  In 2017, we recorded $7.2 million in ceded premiums under the ADC, and ceded $7.2 million in losses.  The benefits of the ADC can be seen during 2018 wherein we ceded $10.3 million of adverse development to the ADC.  Of the $10.3 million of ceded losses, $4.6 million was amortized in 2018, and reduced losses and LAE expense.  The remaining $5.7 million was recognized in 2019.  As of December 31, 2019, the deferred gain from the ADC was fully utilized.

Results of Operations - 2019 Compared to 2018

The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary Operating Results

	Years Ended December 31,
	2019	2018	$ Change	% Change
Gross written premiums	$101,853	$104,368	$(2,515)	(2.4%)

Net written premiums	$87,724	$89,086	$(1,362)	(1.5%)

Net earned premiums	$89,089	$93,811	$(4,722)	(5.0%)
Other income	2,109	1,582	527	33.3%
Losses and loss adjustment expenses, net	59,744	62,515	(2,771)	(4.4%)
Policy acquisition costs	24,911	25,534	(623)	(2.4%)
Operating expenses	17,582	17,683	(101)	(0.6%)
Underwriting gain (loss)	(11,039)	(10,339)	(700)	*
Net investment income	4,031	3,336	695	20.8%
Net realized investment gains	1,196	61	1,135	*
Change in fair value of equity securities	(427)	121	(548)	*
Interest expense	2,882	2,644	238	9.0%
Income (loss) before income taxes	(9,121)	(9,465)	344	*
Equity earnings (losses) in affiliates, net of tax	386	290	96	33.1%
Income tax expense (benefit)	(913)	52	(965)	*
Net income (loss)	$(7,822)	$(9,227)	$1,405	*
Underwriting Ratios:
Loss ratio (1)	66.8%	66.4%
Expense ratio (2)	44.0%	45.9%
Combined ratio (3)	110.8%	112.3%

(1)

The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.  The 2018 ratios have been recast to reflect the new presentation.  Refer to Note 17 ~ Segment Information for further details.

(2)

The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income from underwriting operations.  The 2018 ratios have been recast to reflect the new presentation.  Refer to Note 17 ~ Segment Information for further details.

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

Our premiums are presented below for the years ended December 31, 2019 and 2018 (dollars in thousands):

Summary of Premium Revenue

	Years Ended December 31,
	2019	2018	$ Change	% Change
Gross written premiums
Commercial lines	$94,391	$97,694	$(3,303)	(3.4%)
Personal lines	7,462	6,674	788	11.8%
Total	$101,853	$104,368	$(2,515)	(2.4%)

Net written premiums
Commercial lines	$81,966	$87,038	$(5,072)	(5.8%)
Personal lines	5,758	2,048	3,710	181.2%
Total	$87,724	$89,086	$(1,362)	(1.5%)

Net Earned premiums
Commercial lines	$83,858	$83,352	$506	0.6%
Personal lines	5,231	10,459	(5,228)	(50.0%)
Total	$89,089	$93,811	$(4,722)	(5.0%)

Gross written premiums decreased by $2.5 million, or 2.4%, to $101.9 million for the year ended December 31, 2019, as compared to $104.4 for the year ended December 31, 2018.  The decrease was attributable to a reduction in written premium in our hospitality programs, which was slightly offset by an increase in written premium in our small business programs.

Commercial lines gross written premiums decreased $3.3 million, or 3.4%, to $94.4 million for the year ended December 31, 2019, as compared to $97.7 million for the year ended December 31, 2018.  Our hospitality programs’ gross written premiums decreased $6.6 million, or 12.0%, to $48.4 million for the year ended December 31, 2019, as compared to $55.0 million for the year ended December 31, 2018.  However, gross written premiums for our small business programs increased by $3.3 million, or 7.7%, to $46.0 million for the year ended December 31, 2019, as compared to $42.7 million for the year ended December 31, 2018.

Personal lines gross written premiums increased $788,000, or 11.8%, to $7.5 million for the year ended December 31, 2019, as compared to $6.7 million for the same period in 2018.  This was largely driven by an increase in our low value dwelling business.

Net written premiums decreased $1.4 million, or 1.5%, to $87.7 million, for the year ended December 31, 2019, as compared to $89.1 million for the year ended December 31, 2018.  The decrease was primarily due to the reduction in the commercial lines business.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income increased by $527,000, or 33.3%, to $2.1 million for the year ended December 31, 2019, as compared to $1.6 million in 2018.  The increase in other income was primarily due to additional commission income in the Agency operations as well as increased fees charged on existing business.

Losses and Loss Adjustment Expenses

The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2019 and 2018 (dollars in thousands).

We have changed the calculation to remove wholesale agency operations and corporate headquarters operations to provide a better measure of the underwriting operations’ efficiency.  The loss ratio calculation excludes other income from wholesale agency and Corporate.  The 2018 ratios have been recast to reflect the new presentation.  Refer to Note 17 ~ Segment Information for further details.

Year Ended December 31, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$45,690	$3,502	$49,192
Net (favorable) adverse development	7,566	2,986	10,552
Calendar year net loss and LAE	$53,256	$6,488	$59,744

Accident year loss ratio	54.3%	65.2%	55.0%
Net (favorable) adverse development	9.0%	55.5%	11.8%
Calendar year loss ratio	63.3%	120.7%	66.8%

Year Ended December 31, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$46,816	$6,665	$53,481
Net (favorable) adverse development	6,249	2,785	9,034
Calendar year net loss and LAE	$53,065	$9,450	$62,515

Accident year loss ratio	56.1%	62.3%	56.8%
Net (favorable) adverse development	7.5%	26.1%	9.6%
Calendar year loss ratio	63.6%	88.4%	66.4%

Net losses and LAE decreased by $2.7 million, or 4.4%, for the year ended December 31, 2019, as compared to the same period in 2018.  The calendar year loss ratios were 66.8% and 66.4% for the years ended December 31, 2019 and 2018, respectively.

The $10.6 million of adverse development in 2019 consisted of $7.6 million from commercial lines and $3.0 million from personal lines and mostly related to the 2017 and 2016 accident years.

The $9.0 million of adverse development in 2018 consisted of $6.2 million from commercial lines and $2.8 million from personal lines and mostly related to the 2016 and 2015 accident years.

Expense Ratio

Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations).  It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by the sum of net earned premiums and other income of the underwriting business.  Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes.  The expense ratio excludes wholesale agency and Corporate expenses.  In prior periods the wholesale agency operations and Corporate expenses were included in expense ratio calculation.  We have changed the calculation to remove wholesale agency operations and Corporate expenses to provide a better measure of the underwriting operations’ efficiency.  The 2018 ratios have been recast to reflect the new presentation. Refer to Note 17 ~ Segment Information for further details.

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2019	2018

Commercial Lines
Policy acquisition costs	28.0%	28.2%
Operating expenses	15.3%	17.6%
Total	43.3%	45.8%

Personal Lines
Policy acquisition costs	32.4%	36.0%
Operating expenses	23.0%	10.2%
Total	55.4%	46.2%

Total Underwriting
Policy acquisition costs	28.2%	29.2%
Operating expenses	15.8%	16.7%
Total	44.0%	45.9%

Our expense ratio decreased by 1.9%, to 44.0% for the year ended December 31, 2019, as compared to the same period in 2018.  The decrease in the expense ratio was primarily due to lower operating and reinsurance costs in 2019 compared to 2018.  The reduction in the expense ratio was partially offset by lower net earned premium in 2019 compared to 2018.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  The percentage of policy acquisition costs to net earned premiums and other income decreased by 1.0%, from 29.2% in 2018, to 28.2% in 2019.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income was 15.8% and 16.7% for the years ended December 31, 2019 and 2018, respectively.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the years ended December 31, 2019 and 2018 (dollars in thousands):

Underwriting Gain (Loss)

	Years Ended December 31,
	2019	2018	Change
Commercial Lines	$(5,574)	$(7,858)	$2,284
Personal Lines	(4,091)	(3,700)	(391)
Total Underwriting	(9,665)	(11,558)	1,893
Wholesale Agency	830	1,432	(602)
Corporate	(1,064)	(213)	(851)
Eliminations	(1,140)	—	(1,140)
Total underwriting income (loss)	$(11,039)	$(10,339)	$(700)

Investment Income

Net investment income increased by $695,000, or 20.8%, to $4.0 million for the year ended December 31, 2019, as compared to $3.3 million for the year ended December 31, 2018.  This increase was mainly due to an increase in average invested assets during 2019.  Average invested assets as of December 31, 2019 were $154.9 million, compared to $148.9 million as of December 31, 2018, an increase of $6.0 million, or 4.0%.  As of December 31, 2019, the average invested asset balance was comprised of 81.1% debt securities, 5.8% equity securities and 13.1% short-term investments, compared to the December 31, 2018 mix of 86.3% debt securities, 6.9% equity securities and 6.8% short term investments.

The portfolio’s average quality was AA at December 31, 2019 and 2018.  The portfolio produced a tax-equivalent book yield of 2.6% and 2.8% for the years ended December 31, 2019 and 2018, respectively.  The duration-to-worst average of the debt securities portfolio was 3.0 years and 3.1 years at December 31, 2019 and 2018, respectively.

The Company received a one-time dividend from an investment for $213,000 in the third quarter of 2019.

Interest Expense

Interest expense was $2.9 million and $2.6 million for the years ended December 31, 2019 and 2018, respectively.  We issued $22.0 million of public senior unsecured notes (the "Notes") in the third quarter of 2018.  We issued an additional $3.3 million of the Notes in the fourth quarter of 2018.  Proceeds from the notes were used to pay down $19.5 million of the $30.0 million of subordinated notes that were issued in the third quarter of 2017.  Interest expense includes the amortization of debt issuance costs relating to the new Notes which is $260,000 per annum over the 5-year life of the Notes.  The interest expense relating to the amortization of debt issuance costs for the existing $10.5 million of the subordinated notes is $50,000 per annum over the 20-year life of the subordinated notes.

The Company has a $10.0 million line of credit, which it drew upon and paid down at various times throughout 2019, and which contributed to interest expense.

Income Tax Expense (Benefit)

For the year ended December 31, 2019, the Company reported $0 of current federal income tax expense and $27,000 of current state income tax expense.  The Company reported a deferred tax benefit of $940,000 and $0 for the years ended December 31, 2019 and 2018, respectively.  The increase in the deferred tax benefit in 2019 was a result of the change in the net deferred tax asset valuation allowance related to the changes in unrealized gains.

There is a $13.6 million valuation allowance against 100% of the net deferred tax assets at December 31, 2019, which would increase book value by $1.41 per share if reversed in the future.  The valuation allowance was $12.6 million as of December 31, 2018. As of December 31, 2019, the Company has net operating loss carryforwards for federal income tax purposes of $60.0 million, of which $50.0 million expire in tax years 2020 through 2039 and $10.0 million never expire.  Of this amount, $14.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code.  The Company has state net operating loss carryforwards of $17.7 million, which expire in tax years 2021 through 2039.

In 2018, the Company recognized a measurement period adjustment of $42,735 related to loss reserve discounting, which reduced deferred tax expense.  The Company also recognized a measurement period adjustment of $42,735 related to the loss reserve discounting transitional adjustment, which increased deferred tax expense.  The measurement period adjustments were based upon obtaining additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts under the Act.  The measurement period adjustments had no effect on the effective tax rate for the year ended December 31, 2018.  The accounting for the income tax effects of the Act pursuant to SAB 118 has been completed as of the end of the December 22, 2018, measurement period and for the year ended December 31, 2018.

Results of Operations - 2018 Compared to 2017

The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary Operating Results

	Years Ended December 31,
	2018	2017	$ Change	% Change
Gross written premiums	$104,368	$114,284	$(9,916)	(8.7%)

Net written premiums	$89,086	$91,240	$(2,154)	(2.4%)

Net earned premiums	$93,811	$91,729	$2,082	2.3%
Other income	1,582	1,560	22	1.4%
Losses and loss adjustment expenses, net	62,515	73,917	(11,402)	(15.4%)
Policy acquisition costs	25,534	26,245	(711)	(2.7%)
Operating expenses	17,683	17,367	316	1.8%
Underwriting gain (loss)	(10,339)	(24,240)	13,901	*
Net investment income	3,336	2,728	608	22.3%
Net realized investment gains	61	70	(9)	(12.86%)
Change in fair value of equity securities	121	—	121	*
Other gains (losses)	—	750	(750)	*
Interest expense	2,644	1,362	1,282	94.1%
Income (loss) before income taxes	(9,465)	(22,054)	12,589	*
Income tax expense (benefit)	52	(447)	499	*
Equity earnings (losses) in affiliates, net of tax	290	65	225	*
Net income (loss)	$(9,227)	$(21,542)	$12,315	*
Underwriting Ratios:
Loss ratio (1)	66.4%	79.9%
Expense ratio (2)	45.9%	44.8%
Combined ratio (3)	112.3%	124.7%

(1)

The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.  The 2018 and 2017 ratios have been recast to reflect the new presentation.  Refer to Note 17 ~ Segment Information for further details.

(2)

The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income from underwriting operations.  The 2018 and 2017 ratios have been recast to reflect the new presentation.  Refer to Note 17 ~ Segment Information for further details.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

*  Percentage change is not meaningful

Premiums

Earned premiums are earned ratably over the term of the policy, whereas written premiums are reflected on the effective date of the policy. All commercial lines and homeowners products have annual policies, under which premiums are earned evenly over one year.  Almost all personal automobile policies are six-month term policies under which premiums are earned evenly over a six-month period.  The resulting net earned premiums are impacted by the gross and ceded written premiums, earned ratably over time.

Our premiums are presented below for the years ended December 31, 2018 and 2017 (dollars in thousands):

Summary of Premium Revenue

	Years Ended December 31,
	2018	2017	$ Change	% Change
Gross written premiums
Commercial lines	$97,694	$92,112	$5,582	6.1%
Personal lines	6,674	22,172	(15,498)	(69.9)%
Total	$104,368	$114,284	$(9,916)	(8.7)%

Net written premiums
Commercial lines	$87,038	$78,217	$8,821	11.3%
Personal lines	2,048	13,023	(10,975)	(84.3)%
Total	$89,086	$91,240	$(2,154)	(2.4)%

Net Earned premiums
Commercial lines	$83,352	$76,786	$6,566	8.6%
Personal lines	10,459	14,943	(4,484)	(30.0)%
Total	$93,811	$91,729	$2,082	2.3%

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

We have changed the calculation to remove wholesale agency operations and Corporate expenses to provide a better measure of the underwriting operations’ efficiency.  The loss ratio calculation excludes other income from wholesale agency and Corporate.  The 2018 and 2017 ratios have been recast to reflect the new presentation.  Refer to Note 17 ~ Segment Information for further details.

Year Ended December 31, 2018	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$46,816	$6,665	$53,481
Net (favorable) adverse development	6,249	2,785	9,034
Calendar year net loss and LAE	$53,065	$9,450	$62,515

Accident year loss ratio	56.1%	62.4%	56.8%
Net (favorable) adverse development	7.5%	26.1%	9.6%
Calendar year loss ratio	63.6%	88.5%	66.4%

Year Ended December 31, 2017	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$48,520	$15,937	$64,457
Net (favorable) adverse development	7,181	2,279	9,460
Calendar year net loss and LAE	$55,701	$18,216	$73,917

Accident year loss ratio	63.0%	102.7%	69.7%
Net (favorable) adverse development	9.3%	14.7%	10.2%
Calendar year loss ratio	72.3%	117.4%	79.9%

Net losses and LAE decreased by $11.4 million, or 15.4%, for the year ended December 31, 2018, as compared to the same period in 2017.  The calendar year loss ratios were 66.4% and 79.9% for the years ended December 31, 2018 and 2017, respectively.

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

Expense Ratio

Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations).  It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by the sum of net earned premiums and other income of the underwriting business.  Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes.  The expense ratio excludes wholesale agency and Corporate expenses.  In prior periods the wholesale agency operations and Corporate expenses were included in expense ratio calculation.  We have changed the calculation to remove wholesale agency operations and Corporate expenses to provide a better measure of the underwriting operations’ efficiency.  The 2018 and 2017 ratios have been recast to reflect the new presentation. Refer to Note 17 ~ Segment Information for further details.

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2018	2017

Commercial Lines
Policy acquisition costs	28.2%	29.0%
Operating expenses	17.6%	13.7%
Total	45.8%	42.7%

Personal Lines
Policy acquisition costs	36.0%	42.1%
Operating expenses	10.2%	12.5%
Total	46.2%	54.6%

Total Underwriting
Policy acquisition costs	29.2%	31.3%
Operating expenses	16.7%	13.5%
Total	45.9%	44.8%

Our expense ratio increased by 1.1%, to 45.9 for the year ended December 31, 2018, as compared to the same period in 2017.  The increase in the expense ratio was due to lower net earned premium in 2018 in our personal lines of business, as much of the wind-exposed homeowners business rolled off.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  The percentage of policy acquisition costs to net earned premiums and other income decreased by 2.1 percentage points from 31.3% in 2017, to 29.2% in 2018.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income were 16.7% and 13.5% for the years ended December 31, 2018 and 2017, respectively.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the years ended December 31, 2018 and 2017 (dollars in thousands):

Underwriting Gain (Loss)

	Years Ended December 31,
	2018	2017	Change
Commercial Lines	$(7,858)	$(11,645)	$3,787
Personal Lines	(3,700)	(11,176)	7,476
Total Underwriting	(11,558)	(22,821)	11,263
Wholesale Agency	1,432	1,046	386
Corporate	(213)	(2,465)	2,252
Eliminations	—	—	—
Total underwriting income (loss)	$(10,339)	$(24,240)	$13,901

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

In 2018, the Company recognized a measurement period adjustment of $42,735 related to loss reserve discounting, which reduced deferred tax expense.  The Company also recognized a measurement period adjustment of $42,735 related to the loss reserve discounting transitional adjustment, which increased deferred tax expense.  The measurement period adjustments were based upon obtaining additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts under the Act.  The measurement period adjustments had no effect on the effective tax rate for the year ended December 31, 2018.  The accounting for the income tax effects of the Act pursuant to SAB 118 has been completed as of the end of the December 22, 2018, measurement period and for the year ending December 31, 2018.

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

Liquidity and Capital Resources

Sources and Uses of Funds

At December 31, 2019, we had $38.9 million in cash, cash equivalents, and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturity and sale of invested assets and other income.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company.  Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year.  No dividends were paid from our Insurance Company Subsidiaries in 2019, 2018 or 2017.

We contributed $3.9 million to our Insurance Company Subsidiaries in 2019.  No contributions to our Insurance Company Subsidiaries were made in 2018.  We contributed $20.9 million to our Insurance Company Subsidiaries in 2017.  We believe that the current statutory surplus levels and the funds available at the holding company level will provide the necessary statutory capital to support our premium volume growth over the next two years.

We are aware that our outstanding debt securities are currently trading at a substantial discount to their face amount.  In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash, in exchange for common stock, or for a combination of cash and common stock, in open market or privately negotiated transactions.  We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital.  The amounts involved in such transactions, individually or in the aggregate, may be material.

Cash Flows

Operating Activities.  Cash provided by operating activities for the year ended December 31, 2019, was $15.4 million as compared to cash used in operating activities of $17.0 million for the year ended December 31, 2018.  The $32.4 million increase in cash from operations was mostly due to a $28.4 million increase in cash received from reinsurers due to ceded losses, including $12.5 million of cash received in 2019 from the ADC.  Also, ceded premiums paid to reinsurers decreased by $2.6 million in 2019 compared to 2018.

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

Investing Activities. Cash used in investing activities for the year ended December 31, 2019, was $25.0 million as compared to cash provided by investing activities of $12.2 million for the year ended December 31, 2018.  The increase in funds used in investing activities was due to an increase in funds available to be invested in our investment portfolio in the insurance subsidiaries.

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

Financing Activities.  Cash provided by financing activities for the years ended December 31, 2019 and 2018, were $6.3 million and $3.7 million, respectively.  The $2.6 million increase in 2019 compared to 2018 was largely due to a $5.0 million issuance of common stock in 2019, and no issuance of common stock in 2018.

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

On June 21, 2018, the Company entered into a $10.0 million line of credit.  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of December 31, 2019, the Company had $2.0 million outstanding on the line of credit, and was in compliance with all of its debt financial covenants.

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2019 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Senior unsecured notes	$25,300	$—	$—	$25,300	$—
Interest on senior unsecured notes	6,404	1,708	3,415	1,281	—
Subordinated notes	10,500	—	—	—	10,500
Interest on subordinated notes	22,969	788	1,575	2,231	18,375
Lease obligations	3,498	864	1,598	1,036	—
Line of credit	2,000	2,000
Loss and loss adjustment expense (1)	107,246	40,495	47,132	14,791	4,828
Purchase Obligations (2)	990	360	630	—	—
Total	$178,907	$46,215	$54,350	$44,639	$33,703

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

At December 31, 2019, all of our Insurance Company Subsidiaries were in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g., premium-to-statutory surplus ratios), which are evaluated by regulators and rating agencies.  As of December 31, 2019, on a trailing twelve-month statutory combined basis, the gross written and net written premium leverage ratios were 1.7 to 1.0 and 1.5 to 1.0, respectively.

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

Recently Issued Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies: Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes.  The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk.  The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2019.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At December 31, 2019 and 2018, the fair value of our investment portfolio, excluding cash and cash equivalents, was $169.7 million and $140.1 million, respectively.  Our investment portfolio consists principally of investment-grade, fixed-income securities, classified as debt securities.  Accordingly, the primary market risk exposure to our debt portfolio is interest rate risk.  In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates.  We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The duration-to-worst average of the debt securities portfolio was 3.0 and 3.1 years as of December 31, 2019 and 2018, respectively.

The table below summarizes our interest rate risk.  The table also illustrates the sensitivity of the fair value of our investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2019.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2019	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity
200 basis point increase	$152,599	$(9,827)	(6.05)%	(23.0)%
100 basis point increase	157,569	(4,857)	(2.99)%	(11.4)%
No change	162,426	—	—	—%
100 basis point decrease	166,698	4,272	2.63%	10.0%
200 basis point decrease	170,028	7,602	4.68%	17.8%

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

At December 31, 2019 and 2018, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $29.0 million and $36.6 million, respectively.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2019.  Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in internal controls over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

ITEMS 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference.  The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 20, 2020 and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,”“Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation”,“Security Ownership of Certain Beneficial Owners and Management”, “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm." Our Code of Business Conduct and Ethics can be found on our website www.cnfrh.com.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm on Financial Statements	61
	Consolidated Balance Sheets – December 31, 2019 and 2018	62
	Consolidated Statements of Operations – For Years Ended December 31, 2019, 2018 and 2017	63
	Consolidated Statements of Comprehensive Income (Loss) – For Years Ended December 31, 2019, 2018 and 2017	64
	Consolidated Statement of Changes in Shareholders’ Equity – For Years Ended December 31, 2019, 2018 and 2017	65
	Consolidated Statements of Cash Flows – For Years Ended December 31, 2019, 2018 and 2017	66
	Notes to Consolidated Financial Statements	67
2.	Financial Statement Schedules
	Schedule I – Summary of Investments Other Than Investments in Related Parties – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 2 ~ Investments
	Schedule II – Condensed Financial Information of Registrant	98
	Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 17 ~ Segment Information
	Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto See Note 6 ~ Reinsurance
	Schedule V – Valuation and Qualifying Accounts	102
	Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements or notes thereto
3.	Exhibits – The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Form 10-K	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Conifer Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 12, 2020

We have served as the Company's auditor since 2010.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2019	2018
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $129,313 and $122,678, respectively)	$131,000	$120,440
Equity securities, at fair value (cost of $6,554 and $9,559, respectively)	7,306	10,737
Short-term investments, at fair value	31,426	8,925
Total investments	169,732	140,102

Cash and cash equivalents	7,464	10,792
Premiums and agents' balances receivable, net	20,168	21,247
Receivable from Affiliate	313	3,582
Reinsurance recoverables on unpaid losses	22,579	29,685
Reinsurance recoverables on paid losses	5,155	5,060
Prepaid reinsurance premiums	1,250	1,829
Deferred policy acquisition costs	11,906	12,011
Other assets	8,698	8,444
Total assets	$247,265	$232,752
Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$107,246	$92,807
Unearned premiums	51,503	52,852
Debt	35,824	33,502
Deferred gain on ADC	—	5,677
Accounts payable and accrued expenses	9,967	5,751
Total liabilities	204,540	190,589

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,592,861 and 8,478,202 issued and outstanding, respectively)	91,816	86,533
Accumulated deficit	(49,580)	(41,758)
Accumulated other comprehensive income (loss)	489	(2,612)
Total shareholders' equity	42,725	42,163
Total liabilities and shareholders' equity	$247,265	$232,752

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Gross earned premiums	$103,203	$109,188	$114,737
Ceded earned premiums	(14,114)	(15,377)	(23,008)
Net earned premiums	89,089	93,811	91,729
Net investment income	4,031	3,336	2,728
Net realized investment gains	1,196	61	70
Change in fair value of equity securities	(427)	121	—
Other gains (losses)	—	—	750
Other income	2,109	1,582	1,560
Total revenue	95,998	98,911	96,837
Expenses
Losses and loss adjustment expenses, net	59,744	62,515	73,917
Policy acquisition costs	24,911	25,534	26,245
Operating expenses	17,582	17,683	17,367
Interest expense	2,882	2,644	1,362
Total expenses	105,119	108,376	118,891
Income (loss) before income taxes	(9,121)	(9,465)	(22,054)
Equity earnings in Affiliate, net of tax	386	290	65
Income tax expense (benefit)	(913)	52	(447)
Net income (loss)	$(7,822)	$(9,227)	$(21,542)

Net income (loss) per share, basic and diluted	$(0.88)	$(1.08)	$(2.74)

Weighted average common shares outstanding, basic and diluted	8,880,107	8,543,876	7,867,344

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(7,822)	$(9,227)	$(21,542)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	3,725	(1,825)	1,151
Income tax expense (benefit)	824	—	356
Unrealized investment gains (losses), net of tax	2,901	(1,825)	795
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(200)	(55)	78
Income tax expense (benefit)	—	—	—
Total reclassifications included in net income (loss), net of tax	(200)	(55)	78
Other comprehensive income (loss)	3,101	(1,770)	717
Total comprehensive income (loss)	$(4,721)	$(10,997)	$(20,825)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(dollars in thousands)

	No Par, Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity
Balances at December 31, 2016	7,633,070	$80,342	$(11,468)	$(1,080)	$67,794
Net loss	—	—	(21,542)	—	(21,542)
Issuance of common stock in private placement	800,000	5,000	—	—	5,000
Common stock issuance costs		(38)	—	—	(38)
Restricted stock units expense, net	87,258	895	—	—	895
Other comprehensive income	—	—	—	717	717
Balances at December 31, 2017	8,520,328	$86,199	$(33,010)	$(363)	$52,826
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	556	(556)	—
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	(77)	77	—
Balances after cumulative effects	8,520,328	$86,199	$(32,531)	$(842)	$52,826
Net loss	—	—	(9,227)	—	(9,227)
Repurchase of common stock	(137,228)	(636)	—	—	(636)
Restricted stock units expense	95,102	970	—	—	970
Other comprehensive loss	—	—	—	(1,770)	(1,770)
Balances at December 31, 2018	8,478,202	$86,533	$(41,758)	$(2,612)	$42,163
Net loss	—	—	(7,822)	—	(7,822)
Repurchase of common stock	(163,527)	(676)	—	—	(676)
Issuance of common stock in private placement	1,176,471	5,000	—	—	5,000
Restricted stock units expense	101,715	959	—	—	959
Other comprehensive income	—	—	—	3,101	3,101
Balances at December 31, 2019	9,592,861	$91,816	$(49,580)	$489	$42,725

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(7,822)	$(9,227)	$(21,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	453	386	372
Amortization of bond premium and discount, net	568	455	532
Net realized investment gains	(1,196)	(61)	(70)
Change in fair value of equity securities	427	(121)	—
Restricted stock unit expenses	959	970	895
Other	(1,210)	(290)	(484)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums, agents' balances and other receivables	4,348	(789)	2,249
Reinsurance recoverables	7,011	(10,206)	(17,041)
Prepaid reinsurance premiums	579	(748)	3,039
Deferred policy acquisition costs	105	770	509
Other assets	(489)	(1,252)	4,239
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	14,439	4,911	33,245
Unearned premiums	(1,349)	(4,820)	(454)
Reinsurance premiums payable	—	(3,299)	3,299
Accounts payable and other liabilities	(1,462)	6,313	302
Net cash provided by (used in) operating activities	15,361	(17,008)	9,090
Cash Flows From Investing Activities
Purchases of investments	(157,235)	(91,293)	(218,492)
Proceeds from maturities and redemptions of investments	22,401	22,827	25,213
Proceeds from sales of investments	109,882	80,774	167,338
Purchases of property and equipment	(61)	(86)	(13)
Net cash provided by (used in) investing activities	(25,013)	12,222	(25,954)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	5,000	—	5,000
Repurchase of common stock	(676)	(636)	—
Borrowings under debt arrangements	2,100	25,300	32,000
Repayment of borrowings under debt arrangements	(100)	(19,500)	(19,750)
Stock and debt issuance costs	—	(1,454)	(1,011)
Net cash provided by financing activities	6,324	3,710	16,239
Net increase (decrease) in cash	(3,328)	(1,076)	(625)
Cash at beginning of period	10,792	11,868	12,493
Cash at end of period	$7,464	$10,792	$11,868
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,547	$3,116	$876
Net income taxes paid (refunded)	35	(83)	—
Increase (decrease) in net payable for securities	1,579	(3,642)	2,691

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

Business

The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into three types of insurance businesses: commercial lines, personal lines, and agency business.  The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, and homeowners and dwelling policies.  The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in all 50 states in the United States (“U.S.”).  The Company’s corporate headquarters are located in Birmingham, Michigan with additional office facilities in Florida and Pennsylvania.

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

Lease Accounting

Effective January 1, 2019, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which addresses the financial reporting of leasing transactions. This update required the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be amortized over the lease term on a straight-line basis, with all cash flows included in the operating section of the consolidated statement of cash flows. We do not have any financing leases. The Company elected to use the transition option of practical expedients permitted within the new standard, which allows for the adoption of the new standard at the effective date without adjusting the comparative prior periods presented. Our operating leases consist primarily of real estate utilized in the operation of our businesses with lease terms ranging from 5 to 10 years. Management has determined the appropriate discount rate to use in calculating the right-to-use asset and lease liability is 6.75%. The Company recorded a right-of-use asset of $3.9 million and lease liabilities of $3.9 million included in Other Assets and Other Liabilities in the Consolidated Balance Sheets on January 1, 2019.

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

The debt securities portfolio includes structured securities.  The Company recognizes income from these securities using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities.  When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.  Premiums and discounts on structured securities are amortized or accreted over the life of the related available‑for‑sale security as an adjustment to yield using the effective interest method.  Such amortization and accretion is included in interest income in the consolidated statements of operations.  Dividend and interest income are recognized when earned.

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

Mutual fund and similar investments are measured at their net asset value, which approximates fair value. Any changes in the net asset value are recognized in net income in the Consolidated Statements of Operations.  This policy was effective in 2018 and 2017 amounts were not recasted.

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

In 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC").  The ADC is a retroactive reinsurance contract.  If the cumulative losses and loss adjustment expenses ceded under the ADC exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods using the interest method.  In any period in which there is a gain position and a revised estimate of claim and allocated claim adjustment expenses, a portion of the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception date of the ADC.  As of December 31, 2019, the deferred gain on the ADC was fully recognized.

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

As of December 31, 2019 and 2018, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements for assets and liabilities measured at fair value.  The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed.  However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable).  Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2019.  Early adoption is permitted upon the issuance of this update.  Management does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

2. Investments

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at December 31, 2019 and 2018 were as follows (dollars in thousands):

	December 31, 2019
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$9,392	$66	$(6)	$9,452
State and local government	14,388	545	—	14,933
Corporate debt	39,550	865	(21)	40,394
Asset-backed securities	19,549	81	(55)	19,575
Mortgage-backed securities	31,389	238	(112)	31,515
Commercial mortgage-backed securities	9,972	116	(45)	10,043
Collateralized mortgage obligations	5,073	29	(14)	5,088
Total debt securities available for sale	$129,313	$1,940	$(253)	$131,000

	December 31, 2018
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$15,360	$3	$(178)	$15,185
State and local government	15,847	115	(174)	15,788
Corporate debt	30,423	74	(651)	29,846
Asset-backed securities	24,468	24	(208)	24,284
Mortgage-backed securities	30,377	18	(1,155)	29,240
Commercial mortgage-backed securities	4,025	5	(77)	3,953
Collateralized mortgage obligations	2,178	9	(43)	2,144
Total debt securities available for sale	$122,678	$248	$(2,486)	$120,440

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2019
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	-	$-	$-	4	$1,047	$(6)	4	$1,047	$(6)
State and local government	-	-	-	-	-	-	-	-	-
Corporate debt	7	3,720	(17)	3	1,697	(4)	10	5,417	(21)
Asset-backed securities	3	2,596	(1)	18	11,836	(54)	21	14,432	(55)
Mortgage-backed securities	3	715	(1)	13	7,812	(111)	16	8,527	(112)
Commercial mortgage -backed securities	6	6,837	(45)	-	-	-	6	6,837	(45)
Collateralized mortgage obligations	8	2,081	(14)	-	-	-	8	2,081	(14)
Total debt securities available for sale	27	15,949	(78)	38	22,392	(175)	65	38,341	(253)

	December 31, 2018
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	1	$2,470	$(24)	16	$11,725	$(154)	17	$14,195	$(178)
State and local government	21	4,935	(40)	16	4,273	(134)	37	9,208	(174)
Corporate debt	36	12,096	(140)	25	11,993	(511)	61	24,089	(651)
Asset-backed securities	25	17,743	(148)	9	4,166	(60)	34	21,909	(208)
Mortgage-backed securities	20	5,474	(138)	30	21,715	(1,017)	50	27,189	(1,155)
Commercial mortgage -backed securities	4	1,082	(12)	3	2,632	(65)	7	3,714	(77)
Collateralized mortgage obligations	4	116	(1)	6	1,587	(42)	10	1,703	(43)
Total debt securities available for sale	111	43,916	(503)	105	58,091	(1,983)	216	102,007	(2,486)

The Company analyzed its investment portfolio in accordance with its OTTI review procedures and determined the Company did not need to record a credit-related OTTI loss, nor recognize a non credit-related OTTI loss in other comprehensive income for the years ended December 31, 2019, 2018, and 2017.

The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2019	2018	2017
Debt securities	$3,476	$3,419	$2,757
Equity securities	352	129	124
Cash, cash equivalents, and short-term investments	487	85	122
Total investment income	4,315	3,633	3,003
Investment expenses	(284)	(297)	(275)
Net investment income	$4,031	$3,336	$2,728

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt securities and equity securities, as follows (dollars in thousands):

	December 31,
	2019	2018	2017
Debt securities:
Gross realized gains	$269	$54	$32
Gross realized losses	(54)	(256)	(8)
Total debt securities	215	(202)	24
Equity securities:
Gross realized gains	1,020	337	76
Gross realized losses	(39)	(74)	(30)
Total equity securities	981	263	46
Total net investment realized gains	$1,196	$61	$70

Proceeds from the sales of available-for-sale securities were $33.7 million, $14.6 million and $1.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.  The gross realized gains from sales of available-for-sale securities for the years ended December 31, 2019, 2018, and 2017 were $274,000, $7,000, and $106,000, respectively.  The gross realized losses from sales of available-for-sale securities for the years ended December 31, 2019, 2018, and 2017 were $53,000, $199,000, and $37,000, respectively.  The year ended December 31, 2017 has not been recast to confirm to the current presentation of ASU No. 2016-01.  Refer to Note 1 ~ Summary of Significant Accounting Policies for further details.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There was no impairment or observable changes in price recorded during 2019 related to the Company's equity securities without readily determinable fair value.  These investments are a component of Other Assets in the Consolidated Balance Sheets.  The value of these investments as of December 31, 2019 were $665,000.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2019.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,276	$7,293
Due after one year through five years	31,575	32,152
Due after five years through ten years	15,237	15,767
Due after ten years	9,242	9,567
Securities with contractual maturities	63,330	64,779
Asset-backed securities	19,549	19,575
Mortgage-backed securities	31,389	31,515
Commercial mortgage-backed securities	9,972	10,043
Collateralized mortgage obligations	5,073	5,088
Total debt securities	$129,313	$131,000

At December 31, 2019 and 2018, the Insurance Companies Subsidiaries had an aggregate of $8.0 million and $8.5 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At December 31, 2019 and 2018, the Company had $58.4 million and $45.4 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$9,452	$—	$9,452	$—
State and local government	14,933	—	14,933	—
Corporate debt	40,394	—	40,394	—
Asset-backed securities	19,575	—	19,575	—
Mortgage-backed securities	31,515	—	31,515	—
Commercial mortgage-backed securities	10,043	—	10,043	—
Collateralized mortgage obligations	5,088	—	5,088	—
Total debt securities	131,000	—	131,000	—
Equity Securities	6,599	6,335	264	—
Short-term investments	31,426	31,426	—	—
Total marketable investments measured at fair value	$169,025	$37,761	$131,264	$—
Investments measured at NAV:
Investment in limited partnership	707
Total assets measured at fair value	$169,732
Liabilities:
Senior Unsecured Notes *	$22,669	$—	$22,669	$—
Subordinated Notes *	11,222	—	—	11,222
Total Liabilities measured at fair value	$33,891	$—	$22,669	$11,222

*  Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

	December 31, 2018
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$15,185	$—	$15,185	$—
State and local government	15,788	—	15,788	—
Corporate debt	29,846	—	29,846	—
Asset-backed securities	24,284	—	24,284	—
Mortgage-backed securities	29,240	—	29,240	—
Commercial mortgage-backed securities	3,953	—	3,953	—
Collateralized mortgage obligations	2,144	—	2,144	—
Total debt securities	120,440	—	120,440	—
Equity Securities	6,587	6,323	264	—
Short-term investments	8,925	8,925	—	—
Total marketable investments measured at fair value	$135,952	$15,248	$120,704	$—
Investments measured at NAV:
Investment in limited partnership	4,150
Total assets measured at fair value	$140,102
Liabilities:
Senior Unsecured Notes *	$21,252	$—	$21,252	$—
Subordinated Notes *	10,640	—	—	10,640
Total Liabilities measured at fair value	$31,892	$—	$21,252	$10,640

*  Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 22.2% of the fair value of the total investment portfolio as of December 31, 2019.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 77.3% of the fair value of the total investment portfolio as of December 31, 2019.

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

As of December 31, 2019 and 2018, Level 3 liabilities are entirely comprised of the Company's subordinated notes.  In determining the fair value of the subordinated debt outstanding at December 31, 2019 and 2018, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were fed into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then fed back into the model along with the December 31, 2019 and 2018, U.S. Treasury rates, respectively.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

The Company’s policy on recognizing transfers between hierarchy levels is applied at the end of each reporting period.  There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2019 and 2018, respectively.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2019, 2018, and 2017.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of period	$12,011	$12,781	$13,290
Deferred policy acquisition costs	24,806	24,764	25,736
Amortization of policy acquisition costs	(24,911)	(25,534)	(26,245)
Net change	(105)	(770)	(509)
Balance at end of period	$11,906	$12,011	$12,781

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

The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated (dollars in thousands):

	December 31,
	2019	2018	2017
Gross reserves - beginning of period	$92,807	$87,896	$54,651
Less: reinsurance recoverables on unpaid losses	29,685	20,066	6,658
Plus: deferred gain on ADC	(5,677)	—	—
Net reserves - beginning of period	68,799	67,830	47,993
Add: incurred losses and loss adjustment expenses, net of reinsurance
Current period	49,192	53,482	64,458
Prior period	10,552	9,033	9,459
Total net incurred losses and loss adjustment expenses	59,744	62,515	73,917
Deduct: loss and loss adjustment expense payments, net of reinsurance
Current period	14,357	17,025	24,547
Prior period	29,519	44,521	29,533
Total net loss and loss adjustment expense payments	43,876	61,546	54,080
Net reserves - end of period	84,667	68,799	67,830
Plus: reinsurance recoverables on unpaid losses	22,579	29,685	20,066
Less: deferred gain on ADC	—	(5,677)	—
Gross reserves - end of period	$107,246	$92,807	$87,896

There was $10.6 million, $9.0 million, and $9.5 million of adverse development on prior accident year reserves in 2019, 2018 and 2017, respectively.  There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2019, 2018 or 2017.

In 2019, the adverse development consisted of $7.6 million from commercial lines and $3.0 million from personal lines.  Of the $7.6 million of adverse development in commercial lines, the company experienced $11.0 million and $2.4 million of adverse development in its hospitality and small business lines of business, respectively.  This was partially offset by the remaining $5.7 million of benefit from the ADC that was recognized in 2019. Of the $3.0 million of adverse development in personal lines in 2019, $1.7 million was related to Florida homeowners business.

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

On September 28, 2017, the Company entered into an ADC reinsurance agreement to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017, for accident years 2005 through 2016.  The agreement attaches when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extends to $19.5 million in coverage up to $57.5 million.  The company retains a 10% co-participation for any development in excess of the retention.

As of December 31, 2019, the deferred gain from the ADC was fully utilized.  In 2018, the Company ceded $10.3 million of losses under the ADC.  Of the $10.3 million, $4.6 million was recognized as a benefit, reducing losses and LAE expense, and $5.7 million was deferred (recorded as a liability on the Consolidated Balance Sheets) and was amortized into income as a benefit in future periods.  As of December 31, 2018, the Company had ceded to the limit of the ADC.  In 2017, $7.2 million of adverse development was ceded to the ADC.  Discussion of adverse development is net of benefits recognized under the ADC in that period.

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

Loss Development Tables

The following tables represent cumulative incurred loss and allocated loss adjustment expenses ("ALAE"), net of reinsurance, by accident year and cumulative paid loss and ALAE, net of reinsurance, by accident year, for the years ended December 31, 2009 to 2019, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2019, by reportable segment and accident year (dollars in thousands).

Commercial Lines
		Incurred loss and allocated loss adjustment expenses, net of reinsurance										Total IBNR	Cumulative number of reported claims
Accident
Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	2019	2019	2019
2009	$11,400	$12,066	$10,312	$8,943	$8,232	$8,403	$8,359	$8,414	$8,442	$8,441	$8,441	$—	877
2010		7,346	8,568	7,255	6,357	6,170	6,074	6,207	6,292	6,312	6,312	—	771
2011			6,753	5,758	5,326	5,049	4,932	4,903	4,935	4,933	4,933	—	590
2012				7,745	6,421	6,288	6,384	6,253	6,190	6,209	6,209	—	560
2013					10,018	9,435	9,893	10,237	11,252	11,218	11,624	50	608
2014						19,709	19,907	22,711	26,367	28,145	28,766	100	1,752
2015							22,442	26,633	31,861	34,478	36,372	200	2,352
2016								32,396	34,935	40,440	44,355	1,125	3,544
2017									44,251	44,495	49,749	3,658	5,776
2018										42,624	42,432	8,619	5,993
2019											41,286	20,265	5,774
									Total		$280,479	$34,018

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident		For the years ended December 31,
Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	2019
2009	$4,436	$5,942	$6,410	$7,233	$7,800	$7,867	$7,933	$8,321	$8,441	$8,441	$8,441
2010		3,066	4,488	5,219	5,910	6,040	6,065	6,166	6,258	6,312	6,312
2011			2,645	3,534	3,964	4,449	4,641	4,744	4,872	4,903	4,907
2012				2,325	3,703	4,696	5,558	5,994	6,065	6,209	6,209
2013					3,979	6,211	7,643	8,622	10,147	10,650	11,137
2014						8,715	13,977	17,458	22,446	25,609	27,544
2015							10,470	17,817	22,549	30,475	34,497
2016								10,255	19,135	27,785	37,967
2017									12,448	23,020	34,205
2018										10,375	19,799
2019											10,078
									Total		$201,096

				Unpaid losses and ALAE - years 2009 through 2019							$79,383
				Unpaid losses and ALAE - prior to 2009 (1)*							8
				Unpaid ADC							(2,075)
				Unpaid losses and ALAE, net of reinsurance							$77,316

*  Presented as unaudited required supplementary information.

(1)	The Company's formation was in 2009, however, as a result of the acquisition of WPIC in 2010, incurred losses prior to the 2009 accident year remain outstanding.

Personal Lines
		Incurred loss and allocated loss adjustment expenses, net of reinsurance										Total IBNR	Cumulative number of reported claims
Accident			For the years ended December 31,
Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	2019	2019	2019
2009	$667	$639	$634	$634	$634	$634	$634	$634	$634	$634	$634	$—	65
2010		320	188	184	184	184	184	184	184	184	184	—	77
2011			1,678	1,758	1,981	2,031	2,030	2,045	2,027	2,024	2,024	—	717
2012				9,960	11,690	11,740	12,159	12,390	12,365	12,357	12,369	—	3,338
2013					18,034	17,996	18,925	19,138	19,167	19,202	19,222	—	5,206
2014						17,951	17,471	17,735	17,880	17,929	18,082	—	3,730
2015							10,877	13,445	14,721	15,285	15,364	—	2,141
2016								11,619	13,418	14,949	15,550	—	1,813
2017									14,058	13,550	14,493	—	2,852
2018										5,893	6,378	321	800
2019											3,099	609	305
									Total		$107,399	$929

		Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident			For the years ended December 31,
Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	2019
2009	$537	$634	$634	$634	$634	$634	$634	$634	$634	$634	$634
2010		151	174	184	184	184	184	184	184	184	184
2011			787	1,292	1,633	1,859	1,983	2,021	2,024	2,024	2,024
2012				5,665	9,251	10,844	11,777	12,202	12,306	12,329	12,349
2013					9,955	15,883	18,052	18,600	19,014	19,174	19,214
2014						12,819	16,515	17,260	17,746	17,855	18,047
2015							7,771	11,873	13,844	15,159	15,250
2016								7,119	11,238	14,442	15,110
2017									8,320	12,944	14,004
2018										4,296	5,618
2019											2,119
									Total		$104,553
						Unpaid losses and ALAE - years 2009 through 2019					$2,846
						Unpaid losses and ALAE - prior to 2009 (1)*					—
						Unpaid ADC					(112)
						Unpaid losses and ALAE, net of reinsurance					$2,734

*  Presented as unaudited required supplementary information.

Total Lines
Incurred loss and allocated loss adjustment expenses, net of reinsurance												Total IBNR	Cumulative number of reported claims
Accident		For the years ended December 31,
Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	2019	2019	2019
2009	12,066	12,705	10,946	9,577	8,866	9,037	8,993	9,048	9,076	9,075	9,075	—	942
2010		7,666	8,756	7,439	6,541	6,354	6,258	6,391	6,476	6,496	6,496	—	848
2011			8,431	7,517	7,307	7,081	6,963	6,949	6,964	6,957	6,957	—	1,307
2012				17,705	18,111	18,028	18,544	18,642	18,554	18,566	18,578	—	3,898
2013					28,052	27,431	28,817	29,375	30,419	30,420	30,846	50	5,814
2014						37,660	37,378	40,446	44,247	46,074	46,848	100	5,482
2015							33,319	40,078	46,581	49,763	51,736	200	4,493
2016								44,015	48,353	55,389	59,905	1,125	5,357
2017									58,309	58,045	64,242	3,658	8,628
2018										48,517	48,810	8,940	6,793
2019											44,385	20,874	6,079
									Total		387,878	34,947

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident		For the years ended December 31,
Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	2019
2009	$4,973	$6,576	$7,043	$7,867	$8,434	$8,501	$8,567	$8,955	$9,075	$9,075	$9,075
2010		3,217	4,662	5,403	6,094	6,223	6,248	6,350	6,442	6,496	6,496
2011			3,432	4,826	5,597	6,308	6,624	6,766	6,897	6,927	6,931
2012				7,990	12,954	15,540	17,335	18,195	18,369	18,538	18,558
2013					13,934	22,094	25,695	27,223	29,162	29,824	30,351
2014						21,534	30,492	34,718	40,192	43,464	45,591
2015							18,241	29,690	36,393	45,634	49,747
2016								17,374	30,373	42,227	53,077
2017									20,768	35,964	48,209
2018										14,671	25,417
2019											12,197
									Total		$305,649
				Unpaid losses and ALAE - years 2009 through 2019							$82,229
				Unpaid losses and ALAE - prior to 2009 (1)*							8
				Unpaid ADC							(2,187)
				Unpaid losses and ALAE, net of reinsurance							$80,050

*  Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2019, by reportable segment (dollars in thousands).

December 31, 2019
Net unpaid losses claims and ALAE
Commercial Lines	$77,316
Personal Lines	2,734
Total unpaid losses and LAE, net of reinsurance	80,050
Reinsurance recoverable on losses and LAE
Commercial Lines	20,051
Personal Lines	2,528
Total reinsurance recoverable on unpaid losses and LAE	22,579
Unpaid ULAE	4,617
Total gross unpaid losses and LAE	$107,246

Loss Duration Disclosure (unaudited)

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance, for each reportable segment.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10+
Commercial Lines	35.7%	26.9%	18.4%	9.5%	4.8%	2.3%	1.3%	0.7%	0.3%	0.1%
Personal Lines	79.5%	11.8%	5.5%	1.9%	1.0%	0.3%	—%	—%	—%	—%
Total Lines	37.7%	26.2%	17.8%	9.2%	4.6%	2.2%	1.2%	0.7%	0.3%	0.1%

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.  The Company primarily ceded all specific commercial liability risks in excess of $400,000 in 2019 and $500,000 in 2018 and 2017, and ceded all specific commercial property risks in excess of $400,000 in 2019, $300,000 in 2018, and $500,000 in 2017.  The Company ceded homeowners specific risks in excess of $300,000 in 2019, 2018 and 2017.  A "treaty" is a reinsurance agreement in which coverage is provided for a class of risks and does not require policy by policy underwriting of the reinsurer.  "Facultative" reinsurance is where a reinsurer negotiates an individual reinsurance agreement for every policy it will reinsure on a policy by policy basis.  A loss is covered under a reinsurance contract if the loss occurs within the effective dates of the agreement notwithstanding when the loss is reported.

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

Casualty Clash

•

Effective January 1, 2019 through December 31, 2019, the Company was party to a workers' compensation and casualty clash reinsurance treaty with limits up to $19.0 million in excess of a $1.0 million retention.  Clash coverage is a type of reinsurance that provides additional coverage in the event that one casualty loss event results in two or more claims and recovery under the reinsurance treaties may otherwise be limited due to the amount, type or number of claims.  Clash reinsurance further protects the balance sheet as it reduces the potential maximum loss on either a single risk or a large number of risks.

•	Effective January 1, 2015 through December 31, 2018, the Company was party to a casualty clash reinsurance treaty with limits up to $18.0 million in excess of a $2.0 million retention.

Facultative

•	The Company was party to a facultative reinsurance agreement with a large reinsurer for property risks with total insured values above the other reinsurance treaty limits.

Liability

•	Effective January 1, 2019 through December 31, 2019, the Company was party to an excess of loss reinsurance treaty for commercial liability coverage with limits up to $600,000 in excess of $400,000.

Property

•

Effective November 1, 2014 through December 31, 2019, the Company was party to an excess of loss reinsurance treaty for personal property coverage with limits up to $2.7 million in excess of $300,000, for homeowners' and dwelling fire business.

•

Effective January 1, 2019 through December 31, 2019, the Company was party to an excess of loss reinsurance treaty for commercial property coverage with limits up to $3.7 million in excess of $300,000.

•	Effective January 1, 2018 through December 31, 2018, the Company was party to an excess of loss reinsurance treaty for commercial property coverage with limits up to $200,000 in excess of $300,000.

•

Effective July 1, 2015 through December 31, 2018, the Company was party to an excess of loss reinsurance agreement for commercial property coverage with limits up to $2.0 million in excess of $2.0 million.

•	At December 31, 2019, the Company was covered for property catastrophe losses up to $28.0 million in excess of a $2.0 million retention for the first event. This treaty terminates on June 1, 2020.
•	At December 31, 2018, the Company was covered for property catastrophe losses up to $96.0 million in excess of a $4.0 million retention for the first event. The treaty terminated on June 1, 2019.
•	At December 31, 2017, the Company was covered for property catastrophe losses up to $106.0 million in excess of a $4.0 million retention for the first event. The treaty terminated on June 1, 2018.

Multiple Line

•

Effective January 1, 2019 through December 31, 2019, the Company was party to a multi-line excess of loss treaty that covers commercial property and casualty losses up to $600,000 in excess of a $400,000 retention.

•

Effective January 1, 2015 through December 31, 2018, the Company was party to a multi-line excess of loss treaty that covers commercial property and casualty losses up to $1.5 million in excess of a $500,000 retention.

Quota Share

•

The Company cedes 90% to 100% of its commercial umbrella coverages under quota share treaties.  Under a quota share agreement, the reinsurer pays a percentage of all losses the insurer sustains in return for a similar percent of the premiums written on that risk.  A ceding commission is paid by the reinsurer to the insurer to cover acquisition and operating expenses.

Adverse Development Cover

•

Effective September 28, 2017, the Company entered into an ADC to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017.  The consideration for the ADC was $7.2 million, which resulted in a one-time charge to ceded premiums fully earned in the third quarter.  The agreement provided up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016.  As of December 31, 2019, the Company had fully utilized the ADC.

Equipment Breakdown, Employment Practice Liability, and Data Compromise and Identity Recovery

•

The Company ceded 100% of a small number of equipment breakdown, employment practices liability, and data compromise coverages that are occasionally bundled with other products under a quota share agreement with a reinsurer.

The Company assumes written premiums under a few fronting arrangements.  The fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a higher A.M.  Best rating than the Company’s rating, or where the policies are written in a state where the Company is not licensed or for other strategic reasons.

The Company assumed $33.5 million, $31.1 million, and $28.0 million of written premiums under the insurance fronting arrangements for the years ended December 31, 2019,  2018, and 2017, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands). The 2019, 2018 and 2017 ceded written and earned premium amounts include $495,000, $1.0 million and $806,000 of reinsurance reinstatement costs relating to Hurricane Irma, respectively.

	Year Ended December 31,
	2019	2018	2017
Written premiums:
Direct	$68,394	$73,290	$86,251
Assumed	33,459	31,078	28,033
Ceded	(14,129)	(15,282)	(23,044)
Net written premiums	$87,724	$89,086	$91,240

Earned premiums:
Direct	$70,911	$80,691	$87,656
Assumed	32,292	28,497	27,081
Ceded	(14,114)	(15,377)	(23,008)
Net earned premiums	$89,089	$93,811	$91,729

Loss and loss adjustment expenses:
Direct	$66,256	$65,284	$79,035
Assumed	25,510	20,671	19,524
Ceded	(32,022)	(23,440)	(24,642)
Net loss and LAE	$59,744	$62,515	$73,917

Percentage of Assumed Written Premiums to Net Written Premiums	38.1%	34.9%	30.7%

7. Debt

At December 31, 2019, the Company's debt was comprised of three instruments: $25.3 million of publicly traded senior unsecured notes which were issued in September and October of 2018, a $10.0 million line of credit which commenced in June 2018, and $10.5 million of privately placed subordinated notes (the “Subordinated Notes”).  A summary of the Company's outstanding debt is as follows (dollars in thousands):

	December 31,
	2019	2018
Senior unsecured notes	$24,288	$24,018
Subordinated notes	9,536	9,484
Line of credit	2,000	—
Total	$35,824	$33,502

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

The carrying value of the Notes and Subordinated Notes are offset by $1.0 million and $965,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  At December 31, 2019, the Company was in compliance with all of its debt financial covenants.

On June 21, 2018, the Company entered into a $10.0 million line of credit.  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of December 31, 2019, the Company had $2.0 million outstanding on the line of credit, and was in compliance with all of its debt financial covenants.

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

8.  Income Taxes

At December 31, 2019 and 2018, the Company had current income taxes receivable of $87,000 and $79,000, respectively, included in other assets in the consolidated balance sheets.

The income tax expense (benefit) is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax expense (benefit)	$27	$52	$(28)
Deferred tax expense (benefit)	(940)	—	(419)
Total income tax expense (benefit)	$(913)	$52	$(447)

The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2019 and 2018 and 34% in 2017 to pretax income as a result of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Income (loss) before income taxes	$(9,121)	$(9,465)	$(22,054)
Statutory U.S. federal income tax rate	(1,915)	(1,988)	(7,498)
State income taxes, net of federal benefit	(230)	(156)	(106)
Tax‑exempt investment income and dividend received deduction	(79)	(70)	(123)
Nondeductible meals and entertainment	38	38	54
Valuation allowance on deferred tax assets	966	2,331	1,515
Change in federal tax rate	—	—	5,612
Other	307	(103)	99
Income tax expense (benefit)	$(913)	$52	$(447)
Effective tax rate	10.0%	(0.5)%	2.0%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$1,264	$937
Unearned premiums	2,266	2,329
Net operating loss carryforwards	12,593	10,144
Net unrealized losses on investments	—	222
State net operating loss carryforwards	873	567
Deferred gain from ADC	—	1,254
Other	248	123
Gross deferred tax assets	17,244	15,576
Less valuation allowance	(13,572)	(12,606)
Total deferred tax assets, net of allowance	3,672	2,970
Deferred tax liabilities:
Investment basis difference	28	22
Net unrealized gains on investments	512	—
Deferred policy acquisition costs	2,500	2,522
Intangible assets	115	112
Property and equipment	57	63
Other	460	366
Total deferred tax liabilities	3,672	3,085
Net deferred tax liability	$—	$(115)

The net deferred tax liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

As of December 31, 2019, the Company has net operating loss carryforwards for federal income tax purposes of $60.0 million, of which $50.0 million expire in tax years 2020 through 2039 and $10.0 million never expire. Of this amount, $14.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code.  The Company has state net operating loss carryforwards of $17.7 million, which expire in tax years 2021 through 2039.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740.  A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2019.  Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.

Based on its evaluation, the Company has recorded a valuation allowance of $13.6 million and $12.6 million at December 31, 2019 and 2018, respectively, to reduce the deferred tax assets to an amount that is more likely than not to be realized based on the provisions in ASC 740.  The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.

The Company files consolidated federal income tax returns.  For the years before 2016, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2016 to the extent the Company utilized tax attributes carried forward from those prior years.  The statute of limitations on state filings is generally three to four years.

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

Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries.  As of December 31, 2019, 2018, and 2017, the Insurance Company Subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.

Summarized 2019, 2018, and 2017 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands).

	CIC	WPIC
2019
Statutory capital and surplus	$46,206	$23,261
RBC authorized control level	12,868	4,266
Statutory net income (loss)	(3,627)	(3,652)
RBC %	359%	545%

	CIC	WPIC
2018
Statutory capital and surplus	$47,121	$26,588
RBC authorized control level	11,901	4,682
Statutory net income (loss)	1,244	834
RBC %	396%	568%

	CIC	WPIC
2017
Statutory capital and surplus	$35,848	$26,075
RBC authorized control level	8,873	6,224
Statutory net income (loss)	(6,993)	(13,737)
RBC %	404%	419%

Dividend Restrictions

The state insurance statutes in which the Insurance Company Subsidiaries are domiciled limit the amount of dividends that they may pay annually without first obtaining regulatory approval.  Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year.  The Company must receive regulatory approval in order to pay dividends to the Parent Company from its Insurance Company Subsidiaries in 2019.

10. Shareholders’ Equity

Common Stock

In June 2019, the Company issued $5.0 million of common equity through a private placement for 1,176,471 shares priced at $4.25 per share. The participants in the private placement consisted of members of the Company's Board of Directors. The Company used the proceeds for growth capital in the Company's specialty core business segments.

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock.  Shares may be purchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time, at the discretion of the Company.  The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met.  Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market.  The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions.  The repurchase program does not include specific price targets or timetables. For the year ended December 31, 2018 the Company had repurchased 129,175 shares of stock valued at approximately $584,000 related to the stock repurchase program. The Company also repurchased 8,053 shares of stock valued at approximately $52,000 related to the vesting of the Company’s restricted stock units.  For the year ended December 31, 2019, the Company had repurchased 154,208 shares of stock valued at approximately $638,000 related to the stock repurchase program. The Company also repurchased 9,319 shares of stock valued at approximately $38,000 related to the vesting of the Company’s restricted stock units.  Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

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

As of December 31, 2019, 2018, and 2017, the Company had 9,592,861, 8,478,202, and 8,520,328 issued and outstanding shares of common stock, respectively.

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

11. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$(2,612)	$(363)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	(556)
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	77
Balance after cumulative effects	(2,612)	(842)
Other comprehensive income (loss) before reclassifications	2,901	(1,825)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(200)	(55)
Net current period other comprehensive income (loss)	3,101	(1,770)
Balance at end of period	$489	$(2,612)

12. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(7,822)	$(9,227)	$(21,542)
Weighted average common shares, basic and diluted*	8,880,107	8,543,876	7,867,344
Earnings (loss) per share, basic and diluted	$(0.88)	$(1.08)	$(2.74)

*  The non-vested shares of the restricted stock units were anti-dilutive as of December 31, 2019, 2018, and 2017.  Therefore, the non-vested shares are excluded from earnings (loss) per share in December 31, 2019, 2018, and 2017.

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

The following summarizes our RSU activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	416	$9.87
Units vested	(95)	9.97
Units forfeited	(14)	9.94
Outstanding at December 31, 2017	307	$9.84
Units granted	70	5.76
Units vested	(95)	9.84
Units forfeited	(18)	8.96
Outstanding at December 31, 2018	264	$8.91
Units vested	(102)	9.47
Units forfeited	(6)	7.37
Outstanding at December 31, 2019	156	$8.45

The scheduled vesting for the restricted stock units at December 31, 2019, was as follows (units in thousands):

	2020	2021	2022	2023	Total
Scheduled vesting - RSUs	102	31	13	10	156

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

The Company recorded $959,000, $970,000, and $948,000 of compensation expense related to the RSUs for the years ended December 31, 2019, 2018 and 2017, respectively.  The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of December 31, 2019 was $1.3 million.

14. Related Party Transactions

The Company employs B. Matthew Petcoff as Vice President of SIA. B. Matthew Petcoff is the brother of the Chairman and Chief Executive Officer, James G. Petcoff.

The Company employs Nicholas J. Petcoff as its Executive Vice President and a director, Andrew D. Petcoff as its Senior Vice President of Personal Lines, President of SIA and a director, and Hilary Petcoff as its Vice President of Enterprise Risk Management.  Nicholas J. Petcoff and Andrew D. Petcoff have been employed with the Company since 2009.  They are the sons of the Company's Chairman and Chief Executive Officer, James G. Petcoff. Hilary Petcoff has been employed with the Company since 2009 and was appointed as its Vice President of Enterprise Risk Management in May 2018. Ms. Petcoff is the daughter of the Company’s Chairman and Chief Executive Officer, James G. Petcoff.

15. Employee Benefit Plans

The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees.  Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to 100% of their compensation on a pre‑tax or post-tax basis, subject to statutory limits.  The Company will match the employees’ contributions up to the first 4% of their compensation.  The Company’s Plan expense amounted to $501,000, $479,000 and $432,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities.  The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents.  All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Florida, Michigan, Texas and New York.  For the years ended December 31, 2019, 2018, and 2017, gross written premiums attributable to these four states were 51.6%, 51.3%, and 55.7% respectively, of the Company’s total gross written premiums.

The following table summarizes our net earned premiums:

	Net Earned Premium
	2019	2018	2017
Commercial	94%	89%	84%
Personal	6%	11%	16%
Total	100%	100%	100%

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

In addition to the reportable segments, the Company maintains a Corporate and Other category to reconcile segment results to the consolidated totals.  The Corporate and Other category includes: (i) corporate operating expenses such as salaries and related benefits of the Company’s executive management team, some finance and information technology personnel, and other corporate headquarters expenses, (ii) interest expense on the Company’s debt obligations; (iii) depreciation and amortization on property and equipment, and (iv) all investment income activity.  All investment income activity is reported within net investment income, net realized investment gains, and change in fair value of equity securities on the consolidated statements of operations.  The Company’s assets on the consolidated balance sheet are not allocated to the reportable segments.

The following tables present information by reportable segment (dollars in thousands):

Year Ended December 31, 2019	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$94,391	$7,462	$101,853	$—	$—	$—	$101,853

Net written premiums	$81,966	$5,758	$87,724	$—	$—	$—	$87,724

Net earned premiums	$83,858	$5,231	$89,089	$—	$—	$—	$89,089
Other income	216	143	359	9,073	224	(7,547)	2,109
Segment revenue	84,074	5,374	89,448	9,073	224	(7,547)	91,198

Loss and loss adjustment expenses, net	53,256	6,488	59,744	—	—	—	59,744
Policy acquisition costs	23,511	1,744	25,255	6,063	—	(6,407)	24,911
Operating expenses	12,881	1,233	14,114	2,180	1,288	—	17,582
Segment expenses	89,648	9,465	99,113	8,243	1,288	(6,407)	102,237

Segment underwriting gain (loss)	(5,574)	(4,091)	(9,665)	830	(1,064)	(1,140)	(11,039)
Investment income					4,031		4,031
Net realized investment gains					1,196		1,196
Change in fair value of equity securities					(427)		(427)
Interest expense					(2,882)		(2,882)
Income (loss) before income taxes	$(5,574)	$(4,091)	$(9,665)	$830	$854	$(1,140)	$(9,121)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$12,033	$1,007				$(1,134)	$11,906
Unearned premiums	47,674	3,829					51,503
Unpaid losses and loss adjustment expenses	101,850	5,396					107,246

Year Ended December 31, 2018	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$97,694	$6,674	$104,368	$—	$—	$—	$104,368

Net written premiums	$87,038	$2,048	$89,086	$—	$—	$—	$89,086

Net earned premiums	$83,352	$10,459	$93,811	$—	$—	$—	$93,811
Other income	101	225	326	9,251	156	(8,151)	1,582
Segment revenue	83,453	10,684	94,137	9,251	156	(8,151)	95,393

Loss and loss adjustment expenses, net	53,065	9,450	62,515	—	—	—	62,515
Policy acquisition costs	23,584	3,846	27,430	6,255	—	(8,151)	25,534
Operating expenses	14,662	1,088	15,750	1,564	369	—	17,683
Segment expenses	91,311	14,384	105,695	7,819	369	(8,151)	105,732

Segment underwriting gain (loss)	(7,858)	(3,700)	(11,558)	1,432	(213)	$—	(10,339)
Investment income					3,336		3,336
Net realized investment gains					61		61
Change in fair value of equity securities					121		121
Interest expense					(2,644)		(2,644)
Income (loss) before income taxes	$(7,858)	$(3,700)	$(11,558)	$1,432	$661	$—	$(9,465)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$11,258	$753					$12,011
Unearned premiums	49,549	3,303					52,852
Unpaid losses and loss adjustment expenses	87,643	5,164					92,807

Year Ended December 31, 2017	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$92,112	$22,172	$114,284	$—	$—	$—	$114,284

Net written premiums	$78,217	$13,023	$91,240	$—	$—	$—	$91,240

Net earned premiums	$76,786	$14,943	$91,729	$—	$—	$—	$91,729
Other income	221	573	794	10,380	130	(9,744)	1,560
Segment revenue	77,007	15,516	92,523	10,380	130	(9,744)	93,289

Loss and loss adjustment expenses, net	55,701	18,216	73,917	—	—	—	73,917
Policy acquisition costs	22,366	6,537	28,903	7,086	—	(9,744)	26,245
Operating expenses	10,585	1,939	12,524	2,248	2,595	—	17,367
Segment expenses	88,652	26,692	115,344	9,334	2,595	(9,744)	117,529

Segment underwriting gain (loss)	(11,645)	(11,176)	(22,821)	1,046	(2,465)	$—	(24,240)
Investment income					2,728		2,728
Net realized investment gains					70		70
Other gains (losses)					750		750
Interest expense					(1,362)		(1,362)
Income (loss) before income taxes	$(11,645)	$(11,176)	$(22,821)	$1,046	$(279)	$—	$(22,054)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$10,116	$2,665					$12,781
Unearned premiums	45,951	11,721					57,672
Unpaid losses and loss adjustment expenses	76,586	11,310					87,896

18. Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2019 and 2018 (in thousands, except per share and ratio data).  The fluctuations between periods and changes in reserves, as disclosed in Note 5, are due to the normal fluctuations in operations from quarter to quarter.  The combined ratios in 2018 have been recast as a result of the addition of the wholesale agency segment.  See Note 17 ~ Segment Information for further details.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019
Gross written premiums	$24,216	$25,169	$27,077	$25,391
Net written premiums	$20,322	$21,434	$23,806	$22,162
Net earned premiums	$21,687	$21,349	$22,775	$23,278
Net investment income	910	1,051	1,210	860
Net realized gains	19	715	390	72
Change in fair value of equity securities	1,265	(915)	(1,065)	288
Other income	422	581	564	542
Losses and loss adjustment expenses, net	14,456	14,382	14,857	16,049
Policy acquisition costs	5,589	6,210	6,153	6,959
Operating expenses	4,323	4,340	4,297	4,622
Interest expense	710	725	720	727
Income tax expense (benefit)	11	—	(802)	(122)
Equity earnings (losses) in affiliates, net of tax	106	(8)	121	167
Net income (loss)	$(680)	$(2,884)	$(1,230)	$(3,028)

Net income (loss) per share, basic and diluted (1)	$(0.08)	$(0.34)	$(0.13)	$(0.32)
Combined ratio	108.1%	113.0%	109.2%	112.9%

2018
Gross written premiums	$23,737	$26,562	$26,629	$27,440
Net written premiums	$19,845	$22,595	$22,846	$23,800
Net earned premiums	$23,800	$23,938	$23,450	$22,623
Net investment income	802	837	786	911
Net realized gains (losses)	161	12	(21)	(91)
Change in fair value of equity securities	(297)	29	152	237
Other income	357	450	405	370
Losses and loss adjustment expenses, net	13,328	15,068	16,554	17,565
Policy acquisition costs	6,513	6,472	6,452	6,097
Operating expenses	4,187	4,303	4,786	4,407
Interest expense	619	617	598	810
Income tax expense (benefit)	18	10	24	—
Equity earnings in affiliates, net of tax	55	89	93	53
Net income (loss)	$213	$(1,113)	$(3,551)	$(4,776)

Net income (loss) per share, basic and diluted (1)	$0.02	$(0.13)	$(0.42)	$(0.56)
Combined ratio	99.7%	108.8%	118.2%	123.0%

(1)

Due to changes in the outstanding shares of the Company (Note 10 ~ Shareholders' Equity) the weighted average common shares outstanding has fluctuated over the past two years and therefore the quarterly earnings (loss) per common share does not total the full-year earnings (loss) per common share stated on the face of the Consolidated Statements of Operations.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Balance Sheets – Parent Company Only

(dollars in thousands)

	December 31,
	2019	2018
Assets
Investment in subsidiaries	$75,607	$72,419
Cash	506	1,133
Due from subsidiaries	893	403
Due from affiliate	214	445
Other assets	4,840	1,822
Total assets	$82,060	$76,222
Liabilities and Shareholders' Equity
Liabilities:
Debt	$35,824	$33,502
Other liabilities	3,511	557
Total liabilities	39,335	34,059
Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,592,861 and 8,478,202 issued and outstanding, respectively)	91,816	86,533
Accumulated deficit	(49,580)	(41,758)
Accumulated other comprehensive income (loss)	489	(2,612)
Total shareholders' equity	42,725	42,163
Total liabilities and shareholders' equity	$82,060	$76,222

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statements of Comprehensive Income (Loss) – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Revenue
Management fees from subsidiaries	$11,621	$13,567	$15,905
Other income	167	73	826
Total revenue	11,788	13,640	16,731
Expenses
Operating expenses	14,433	17,336	13,496
Interest expense	2,880	2,644	1,362
Total expenses	17,313	19,980	14,858
Income (loss) before equity in earnings (losses) of subsidiaries and income tax expense (benefit)	(5,525)	(6,340)	1,873
Income tax expense (benefit)	30	(581)	859
Income (loss) before equity earnings (losses) of subsidiaries	(5,555)	(5,759)	1,014
Equity earnings (losses) in subsidiaries	(2,267)	(3,468)	(22,556)
Net income (loss)	(7,822)	(9,227)	(21,542)
Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	3,101	(1,770)	717
Total Comprehensive income (loss)	$(4,721)	$(10,997)	$(20,825)

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(7,822)	$(9,227)	$(21,542)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	447	379	347
Equity in undistributed (income) loss of subsidiaries	2,267	3,468	22,556
Incentive awards expenses - vesting of RSUs	959	970	895
Changes in operating assets and liabilities:
Due from subsidiaries	(490)	110	(513)
Due from affiliates	231	(97)	598
Current income tax recoverable	21	(488)	(485)
Other assets	(3,098)	(229)	532
Other liabilities	2,954	(360)	590
Net cash provided by (used in) operating activities	(4,531)	(5,474)	2,978
Cash Flows From Investing Activities
Contributions to subsidiaries	(3,854)	—	(20,860)
Dividends received from subsidiaries	1,500	—	—
Purchases of investments	—	400	(400)
Purchases of property and equipment	(66)	(86)	(13)
Net cash provided by (used in) investing activities	(2,420)	314	(21,273)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	5,000	—	5,000
Repurchase of common stock	(676)	(636)	—
Borrowings under debt arrangements	2,000	25,300	32,000
Repayment of borrowings under debt arrangements	—	(19,500)	(19,750)
Stock and debt issuance costs	—	(1,454)	(1,011)
Net cash provided by financing activities	6,324	3,710	16,239
Net increase (decrease) in cash	(627)	(1,450)	(2,056)
Cash at beginning of period	1,133	2,583	4,639
Cash at end of period	$506	$1,133	$2,583
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,547	$3,116	$876

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

Dividends

The Parent received $1.5 million in cash dividends from its subsidiaries in 2019 and no cash dividends in 2018 and 2017.

2. Guarantees

The Parent has guaranteed the principal and interest obligations of a $10 million surplus note issued by Conifer Insurance Company to White Pine Insurance Company (both wholly owned subsidiaries). The note pays interest annually at a per annum rate of 4% and has no maturity.

Schedule V

Conifer Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Decrease to Other Comprehensive Income	Deductions from Allowance Account	Balance at End of Period
Valuation for Deferred Tax Assets
2019	12,606	966	—	—	13,572
2018	9,904	2,331	371	—	12,606
2017	8,389	1,515	—	—	9,904

CONIFER HOLDINGS, INC.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K	September 30, 2015	3.1	August 28, 2015

3.4	Amended and Restated Bylaws of Conifer Holdings, Inc.	S-1A	September 30, 2015	3.4	July 30, 2015

10.6	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated September 18, 2013, as amended	S-1		10.3	July 2, 2015

10.13	Employment agreements - Nicholas J. Petcoff, James G. Petcoff Andrew D. Petcoff, Brian J. Roney	10-K	December 31, 2016	10.13	March 15, 2017

10.14	Note Purchase Agreement dated September 29, 2017 between the Company and Elanus Capital Investments Master SP Series 3	10-Q	September 30, 2017	10.14	November 11, 2017

10.15	Credit Agreement Dated as of June 21, 2018 with The Huntington National Bank	10-K	December 31, 2018	10.15	March 13, 2019

10.16	First Amendment to Note Purchase Agreement dated as of June 21, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.16	March 13, 2019

10.17	Amended and Restated Note Purchase Agreement dated September 25, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.17	March 13, 2019

10.18	Waiver and Consent from The Huntington National Bank dated as of October 31, 2018, regarding the Amended and Restated Note Purchase Agreement between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.18	March 13, 2019

10.19	First Amendment to Amended and Restated Note Purchase Agreement dated as of December 13, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.19	March 13, 2019

10.20	First Amendment to Credit Agreement dated as of December 27, 2018 between the Company and The Huntington National Bank	10-K	December 31, 2018	10.20	March 13, 2019

10.21	Second Amendment to Amended and Restated Note Purchase Agreement dated as of June 21, 2019 between the Company and Elanus Capital Investments Master SP Series 3	*

10.22	Second Amendment to Credit Agreement dated as of June 21, 2019 between the Company and The Huntington National Bank	*

21.1	List of Subsidiaries of the Company	*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	*

31.1	Section 302 Certification — CEO	*

31.2	Section 302 Certification — CFO	*

32.1*	Section 906 Certification — CEO	*

32.2*	Section 906 Certification — CFO	*

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

Dated:   March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Petcoff	Chairman and Chief Executive Officer	March 12, 2020
James G. Petcoff	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	March 12, 2020
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ Jeffrey Hakala	Director	March 12, 2020
Jeffrey Hakala

/s/ Nicholas J. Petcoff	Director	March 12, 2020
Nicholas J. Petcoff

/s/ Jorge Morales	Director	March 12, 2020
Jorge Morales

/s/ Richard J. Williams, Jr.	Director	March 12, 2020
Richard J. Williams, Jr.

/s/ Joseph D. Sarafa	Director	March 12, 2020
Joseph D. Sarafa

/s/ Isolde O'Hanlon	Director	March 12, 2020
Isolde O'Hanlon

/s/ Andrew Petcoff	Director	March 12, 2020
Andrew Petcoff

/s/ John Melstrom	Director	March 12, 2020
John Melstrom