Form 10-Q
period 2020-03-31
Conifer Holdings, Inc.
filed 2020-05-13
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

The number of outstanding shares of the registrant’s common stock, no par value, as of May 11, 2020, was 9,598,155.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $135,281 and $129,313, respectively)	$135,269	$131,000
Equity securities, at fair value (cost of $14,125 and $6,554, respectively)	11,790	7,306
Short-term investments, at fair value	27,178	31,426
Total investments	174,237	169,732

Cash and cash equivalents	8,100	7,464
Premiums and agents' balances receivable, net	18,804	20,168
Receivable from Affiliate	—	313
Reinsurance recoverables on unpaid losses	22,022	22,579
Reinsurance recoverables on paid losses	3,746	5,155
Prepaid reinsurance premiums	997	1,250
Deferred policy acquisition costs	11,508	11,906
Other assets	9,598	8,698
Total assets	$249,012	$247,265

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$109,657	$107,246
Unearned premiums	50,534	51,503
Reinsurance premiums payable	833	—
Debt	36,669	35,824
Accounts payable and accrued expenses	14,781	9,967
Total liabilities	212,474	204,540

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,592,161 and 9,592,861 issued and outstanding, respectively)	92,053	91,816
Accumulated deficit	(54,305)	(49,580)
Accumulated other comprehensive income (loss)	(1,210)	489
Total shareholders' equity	36,538	42,725
Total liabilities and shareholders' equity	$249,012	$247,265

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
Premiums
Gross earned premiums	$26,053	$25,550
Ceded earned premiums	(4,036)	(3,863)
Net earned premiums	22,017	21,687
Net investment income	954	910
Net realized investment gains	928	19
Change in fair value of equity securities	(3,086)	1,265
Other gains	115	-
Other income	658	422
Total revenue	21,586	24,303

Expenses
Losses and loss adjustment expenses, net	14,269	14,456
Policy acquisition costs	6,303	5,589
Operating expenses	5,045	4,323
Interest expense	731	710
Total expenses	26,348	25,078

Income (loss) before equity earnings in Affiliate and income taxes	(4,762)	(775)
Equity earnings in Affiliate, net of tax	50	106
Income tax expense	13	11

Net income (loss)	$(4,725)	$(680)

Earnings (loss) per common share, basic and diluted	$(0.49)	$(0.08)

Weighted average common shares outstanding, basic and diluted	9,592,774	8,453,570

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(4,725)	$(680)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(1,315)	1,557
Income tax (benefit) expense	—	—
Unrealized investment gains (losses), net of tax	(1,315)	1,557

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	384	(140)
Income tax (benefit) expense	—	—
Total reclassifications included in net income (loss), net of tax	384	(140)

Other comprehensive income (loss)	(1,699)	1,697

Total comprehensive income (loss)	$(6,424)	$1,017

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	(Accumulated)	Income (Loss)	Equity
Balances at December 31, 2018	8,478,202	$86,533	$(41,758)	$(2,612)	$42,163
Net loss	—	—	(680)	—	(680)
Repurchase of common stock	(125,151)	(510)	—	—	(510)
Restricted stock unit expense	—	245	—	—	245
Other comprehensive income	—	—	—	1,697	1,697
Balances at March 31, 2019	8,353,051	$86,268	$(42,438)	$(915)	$42,915

Balances at December 31, 2019	9,592,861	$91,816	$(49,580)	$489	$42,725
Net loss	—	—	(4,725)	—	(4,725)
Repurchase of common stock	(700)	(2)	—	—	(2)
Restricted stock unit expense	—	239	—	—	239
Other comprehensive income	—	—	—	(1,699)	(1,699)
Balances at March 31, 2020	9,592,161	$92,053	$(54,305)	$(1,210)	$36,538

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(4,725)	$(680)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	42	39
Amortization of bond premium and discount, net	127	81
Net realized investment (gains) losses	(928)	101
Change in fair value of equity securities	3,086	(1,265)
Restricted stock unit expenses	239	245
Other	(50)	(125)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	1,676	3,866
Reinsurance recoverables	1,966	627
Prepaid reinsurance premiums	253	(1,830)
Deferred policy acquisition costs	398	(142)
Other assets	(756)	(4,145)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	2,411	1,159
Unearned premiums	(969)	(1,333)
Reinsurance premiums payable	833	—
Accounts payable and other liabilities	412	1,202
Net cash provided by (used in) operating activities	4,015	(2,200)
Cash Flows From Investing Activities
Purchase of investments	(105,045)	(24,797)
Proceeds from maturities and redemptions of investments	6,216	2,929
Proceeds from sales of investments	94,742	23,220
Purchases of property and equipment	(46)	(23)
Net cash provided by (used in) investing activities	(4,133)	1,329
Cash Flows From Financing Activities
Repurchase of common stock	(2)	(510)
Repurchase of senior unsecured notes	(244)
Borrowings under debt arrangements	1,000	1,000
Net cash provided by financing activities	754	490
Net increase (decrease) in cash	636	(381)
Cash at beginning of period	7,464	10,792
Cash at end of period	$8,100	$10,411
Supplemental Disclosure of Cash Flow Information:
Interest paid	$643	$626
Increase (decrease) in net payable for securities	4,404	3,026

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

These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results expected for the year ended December 31, 2020.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. The COVID-19 pandemic has negatively impacted the U.S. and global economies, lowered equity market valuations, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to a global recession. Depending on the duration and severity of the pandemic, we foresee the potential for adverse impacts related to, among other things: (i) sales results; (ii) insurance product margin; (iii) net investment income; (iv) invested assets; (v) regulatory capital; (vi) liabilities for insurance products; (vii) access to capital markets; and (viii) the present value of future profits. The full extent to which COVID-19 will impact our business, results of operations and financial condition remains uncertain.

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

2. Investments

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at March 31, 2020 and December 31, 2019, were as follows (dollars in thousands):

	March 31, 2020
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$9,979	$308	$—	$10,287
State and local government	17,065	408	(95)	17,378
Corporate debt	43,094	612	(789)	42,917
Asset-backed securities	25,772	26	(936)	24,862
Mortgage-backed securities	23,129	573	(1)	23,701
Commercial mortgage-backed securities	9,959	104	(72)	9,991
Collateralized mortgage obligations	6,283	40	(190)	6,133
Total debt securities available for sale	$135,281	$2,071	$(2,083)	$135,269

	December 31, 2019
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$9,392	$66	$(6)	$9,452
State and local government	14,388	545	—	14,933
Corporate debt	39,550	865	(21)	40,394
Asset-backed securities	19,549	81	(55)	19,575
Mortgage-backed securities	31,389	238	(112)	31,515
Commercial mortgage-backed securities	9,972	116	(45)	10,043
Collateralized mortgage obligations	5,073	29	(14)	5,088
Total debt securities available for sale	$129,313	$1,940	$(253)	$131,000

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position, as follows (dollars in thousands):

	March 31, 2020
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
State and local government	17	3,426	(95)	—	—	—	17	3,426	(95)
Corporate debt	36	15,920	(789)	—	—	—	36	15,920	(789)
Asset-backed securities	14	14,969	(535)	13	7,258	(401)	27	22,227	(936)
Mortgage-backed securities	1	995	(1)	—	—	—	1	995	(1)
Commercial mortgage-backed securities	7	4,500	(72)	—	—	—	7	4,500	(72)
Collateralized mortgage obligations	17	3,828	(190)	—	—	—	17	3,828	(190)
Total debt securities available for sale	92	43,638	(1,682)	13	7,258	(401)	105	50,896	(2,083)

	December 31, 2019
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	4	$1,047	$(6)	4	$1,047	$(6)
State and local government	—	—	—	—	—	—	—	—	—
Corporate debt	7	3,720	(17)	3	1,697	(4)	10	5,417	(21)
Asset-backed securities	3	2,596	(1)	18	11,836	(54)	21	14,432	(55)
Mortgage-backed securities	3	715	(1)	13	7,812	(111)	16	8,527	(112)
Commercial mortgage-backed securities	6	6,837	(45)	—	—	—	6	6,837	(45)
Collateralized mortgage obligations	8	2,081	(14)	—	—	—	8	2,081	(14)
Total debt securities available for sale	27	$15,949	$(78)	38	$22,392	$(175)	65	$38,341	$(253)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three months ended March 31, 2020 and 2019.

The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Debt securities	$867	$857
Equity securities	55	40
Cash, cash equivalents and short-term investments	119	70
Total investment income	1,041	967
Investment expenses	(87)	(57)
Net investment income	$954	$910

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the gross realized gains and losses from sales, calls or maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Debt securities:
Gross realized gains	$720	$20
Gross realized losses	(4)	(50)
Total debt securities	716	(30)
Equity securities:
Gross realized gains	344	49
Gross realized losses	(132)	—
Total equity securities	212	49
Total net realized investment gains (losses)	$928	$19

Proceeds from the sales of available-for-sale debt securities were $23.2 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities as of March 31, 2020 were $719,000 and $0, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities as of March 31, 2019 were $69,000 and $51,000, respectively.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There was no impairment or observable changes in price recorded during 2020 related to the Company's equity securities without readily determinable fair value.  These investments are a component of Other Assets in the Consolidated Balance Sheets.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at March 31, 2020.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,652	$7,684
Due after one year through five years	40,950	41,392
Due after five years through ten years	15,716	15,619
Due after ten years	5,820	5,887
Securities with contractual maturities	70,138	70,582
Asset-backed securities	25,772	24,862
Mortgage-backed securities	23,129	23,701
Commercial mortgage-backed securities	9,959	9,991
Collateralized mortgage obligations	6,283	6,133
Total debt securities	$135,281	$135,269

At March 31, 2020 and December 31, 2019, the Insurance Company Subsidiaries had an aggregate of $8.8 million and $8.0 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At March 31, 2020 and December 31, 2019, the Company had $67.9 million and $58.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt Securities:
U.S. Government	$10,287	$—	$10,287	$—
State and local government	17,378	—	17,378	—
Corporate debt	42,917	—	42,917	—
Asset-backed securities	24,862	—	24,862	—
Mortgage-backed securities	23,701	—	23,701	—
Commercial mortgage-backed securities	9,991	—	9,991	—
Collateralized mortgage obligations	6,133	—	6,133	—
Total debt securities	135,269	—	135,269	—
Equity Securities	11,091	10,827	264	—
Short-term investments	27,178	27,178	—	—
Total marketable investments measured at fair value	$173,538	$38,005	$135,533	$—

Investments measured at NAV:
Investment in limited partnership	699
Total assets measured at fair value	$174,237

Liabilities:
Senior Unsecured Notes *	$17,038	$—	$17,038	$—
Subordinated Notes *	11,450	—	—	11,450
Total Liabilities measured at fair value	$28,488	$—	$17,038	$11,450

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2019
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

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 21.8% of the fair value of the total investment portfolio as of March 31, 2020.

Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 77.8% of the fair value of the total investment portfolio as of March 31, 2020.

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

As of March 31, 2020 and 2019, Level 3 is entirely comprised of the Company's subordinated debt.  In determining the fair value of the subordinated debt outstanding at March 31, 2020, the security attributes (issue date, maturity, coupon, calls, etc.)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

and market rates on September 24, 2018 (the date of issuance) were fed into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then fed back into the model along with the March 31, 2020 and 2019 U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended March 31, 2020 and 2019.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$11,906	$12,011

Deferred policy acquisition costs	5,905	5,731
Amortization of policy acquisition costs	(6,303)	(5,589)
Net change	(398)	142

Balance at end of period	$11,508	$12,153

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

Reserves are estimates of unpaid portions of losses that have occurred, including IBNR losses; therefore, the establishment of appropriate reserves is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in reserve estimates, which may be material, are reported in the results of operations in the period such changes are determined to be needed and recorded.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Gross reserves - beginning of period	$107,246	$92,807
Less: reinsurance recoverables on unpaid losses	(22,579)	(29,685)
Plus: deferred gain on ADC	—	5,677
Net reserves - beginning of period	84,667	68,799
Add: incurred losses and LAE, net of reinsurance:
Current period	10,520	12,472
Prior period	3,749	1,984
Total net incurred losses and LAE	14,269	14,456
Deduct: loss and LAE payments, net of reinsurance:
Current period	874	1,050
Prior period	10,427	9,396
Total net loss and LAE payments	11,301	10,446
Net reserves - end of period	87,635	72,809
Plus: reinsurance recoverables on unpaid losses	22,022	24,551
Less: deferred gain on ADC	—	(3,394)
Gross reserves - end of period	$109,657	$93,966

In September 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC") to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017.  The agreement provided up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016.  As of March 31, 2020, the Company has ceded to the limit of the ADC, and the deferred gain from the ADC was fully utilized.

The Company’s incurred losses during the three months ended March 31, 2020, include prior-year adverse reserve development of $3.7 million related to the Company’s commercial lines of business.

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

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.  The Company primarily ceded all specific commercial property risks in excess of $400,000 in both 2020 and 2019 and primarily ceded all specific commercial liability risks in excess of $400,000 in 2020 and 2019.  The Company ceded homeowners specific risks in excess of $300,000 in both 2020 and 2019.  A "treaty" is a reinsurance agreement in which coverage is provided for a class of risks and does not require policy by policy underwriting of the reinsurer. "Facultative" reinsurance is where a reinsurer negotiates an individual reinsurance agreement for every policy it will reinsure on a policy by policy basis. A loss is covered under a reinsurance contract if the loss occurs within the effective dates of the agreement notwithstanding when the loss is reported.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands).  The ceded written and earned premiums amounts include $63,000 and $250,000 of reinsurance reinstatement costs relating to Hurricane Irma for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019
Written premiums:
Direct	$19,629	$18,464
Assumed	5,455	5,752
Ceded	(4,033)	(3,894)
Net written premiums	$21,051	$20,322

Earned premiums:
Direct	$17,458	$18,004
Assumed	8,595	7,546
Ceded	(4,036)	(3,863)
Net earned premiums	$22,017	$21,687

Losses and LAE:
Direct	$12,326	$16,799
Assumed	5,458	4,513
Ceded	(3,515)	(6,856)
Net Losses and LAE	$14,269	$14,456

7. Debt

The Company's debt is comprised of three instruments: $25.1 million of publicly traded senior unsecured notes which were issued in September and October of 2018, a $10.0 million line of credit which commenced in June 2018, and $10.5 million of privately placed subordinated notes (the “Subordinated Notes”).  A summary of the Company's outstanding debt is as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Senior unsecured notes	$24,121	$24,288
Subordinated notes	9,548	9,536
Line of credit	3,000	2,000
Total	$36,669	$35,824

In September and October of 2018, the Company issued $25.3 million of public senior unsecured notes (the "Notes").  Maturing on September 30, 2023, the Notes bear interest at a rate of 6.75% per annum, payable quarterly at the end of March, June, September and December.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

Proceeds from the Notes were primarily used to pay down $19.5 million of the Subordinated Notes.  During the first quarter of 2020, the Company repurchased 9,761 units of the Notes in the public market with a face value of $244,000.  The Notes were repurchased at a discount to face value, which resulted in a $115,000 gain on extinguishment.  This gain is reflected in the Consolidated Statement of Operations as Other gains.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Effective September 24, 2018, the Company amended the terms of the Subordinated Notes to reduce the principal value to $10.5 million, change the maturity to September 30, 2038 and modify the call provisions.  The amended Subordinated Notes bear interest at a rate of 7.5% per annum until September 30, 2023, and 12.5% thereafter, and allow for four quarterly interest payment deferrals.  Interest is payable quarterly at the end of March, June, September and December.  Beginning September 30, 2021, the Company may redeem the Subordinated Notes, in whole or in part, for a call premium of $1.1 million.  The call premium escalates each quarter to ultimately $1.75 million on September 30, 2023, then steps up to $3.05 million on December 31, 2023, and increases quarterly at a 12.5% per annum rate thereafter.  The debt covenants are consistent with the original Subordinated Note terms.  The Company paid a $105,000 loan origination fee on the effective date.  The company recorded the Subordinated Notes amendment as a debt modification and retained the unamortized debt issuance costs from the original loan which will be amortized over the 20-year life of the amended Subordinated Notes in conjunction with the $105,000 origination fee.

As of March 31, 2020, the carrying value of the Notes and Subordinated Notes are offset by $935,000 and $952,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  At March 31, 2020, the Company was in compliance with all of its debt financial covenants.

On June 21, 2018, the Company entered into a $10.0 million line of credit.  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of March 31, 2020, the Company had $3.0 million outstanding on the line of credit, and was in compliance with all of its debt financial covenants.

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

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the three months ended March 31, 2020, the Company had repurchased 700 shares of stock valued at approximately $2,000 related to the stock repurchase program.  For the year ended December 31, 2019, the Company had repurchased 154,208 shares of stock valued at approximately $638,000 related to the stock repurchase program.  For the year ended December 31, 2019, the Company also repurchased 9,319 shares of stock valued at approximately $38,000 related to the vesting of the Company’s restricted stock units.  Upon the repurchase of the company’s shares, the shares remain authorized, but not issued or outstanding.

As of March 31, 2020 and December 31, 2019 the Company had 9,592,161 and 9,592,861 issued and outstanding shares of common stock, respectively.

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

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

9. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$489	$(2,612)
Other comprehensive income (loss) before reclassifications	(1,315)	1,557
Less: amounts reclassified from accumulated other comprehensive income (loss)	384	(140)
Net other comprehensive income (loss)	(1,699)	1,697
Balance at end of period	$(1,210)	$(915)

10. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$(4,725)	$(680)

Weighted average common shares, basic and diluted*	9,592,774	8,453,570

Earnings (loss) per common share, basic and diluted	$(0.49)	$(0.08)

*

The nonvested shares of the restricted stock units were anti-dilutive as of March 31, 2020 and March 31, 2019.  Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended March 31, 2020 and March 31, 2019.

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

The following summarizes our RSU activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	264	$8.91
Units forfeited	(1)	9.56
Outstanding at March 31, 2019	263	8.91
Units vested	(102)	9.47
Units forfeited	(5)	6.93
Outstanding at December 31, 2019	156	8.45
Outstanding at March 31, 2020	156	$8.45

The Company recorded $239,000 of compensation expense related to the RSUs for the three months ended March 31, 2020.  The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of March 31, 2020, was $1.1 million.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and Pennsylvania. For the three months ended March 31, 2020 and 2019 gross written premiums attributable to these four states were 53% and 57%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2020	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$23,444	$1,640	$25,084	$—	$—	$—	$25,084

Net written premiums	$19,687	$1,364	$21,051	$—	$—	$—	$21,051

Net earned premiums	$20,431	$1,586	$22,017	$—	$—	$—	$22,017
Other income	74	36	110	1,934	31	(1,417)	658
Segment revenue	20,505	1,622	22,127	1,934	31	(1,417)	22,675

Losses and loss adjustment expenses, net	13,461	808	14,269	—	—	—	14,269
Policy acquisition costs	6,164	489	6,653	1,208	—	(1,558)	6,303
Operating expenses	3,503	275	3,778	905	362	—	5,045
Segment expenses	23,128	1,572	24,700	2,113	362	(1,558)	25,617

Segment gain (loss)	$(2,623)	$50	$(2,573)	$(179)	$(331)	$141	$(2,942)
Investment income					954		954
Net realized investment gains					928		928
Change in fair value of equity securities					(3,086)		(3,086)
Other gains					115		115
Interest expense					(731)		(731)
Income (loss) before income taxes	$(2,623)	$50	$(2,573)	$(179)	$(2,151)	$141	$(4,762)

Three Months Ended March 31, 2019	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total
Gross written premiums	$22,584	$1,632	$24,216	$—	$—	$—	$24,216

Net written premiums	$19,306	$1,016	$20,322	$—	$—	$—	$20,322

Net earned premiums	$20,698	$989	$21,687	$—	$—	$—	$21,687
Other income	23	30	53	1,906	86	(1,623)	422
Segment revenue	20,721	1,019	21,740	1,906	86	(1,623)	22,109

Losses and loss adjustment expenses, net	12,545	1,911	14,456	—	—	—	14,456
Policy acquisition costs	5,414	409	5,823	1,389	—	(1,623)	5,589
Operating expenses	2,963	264	3,227	603	493	—	4,323
Segment expenses	20,922	2,584	23,506	1,992	493	(1,623)	24,368

Segment gain (loss)	$(201)	$(1,565)	$(1,766)	$(86)	$(407)	$—	$(2,259)
Investment income					910		910
Net realized investment gains					19		19
Change in fair value of equity securities					1,265		1,265
Other gains					—		—
Interest expense					(710)		(710)
Income (loss) before income taxes	$(201)	$(1,565)	$(1,766)	$(86)	$1,077	$—	$(775)

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

14. Subsequent Events

On April 24, 2020, Conifer Holdings, Inc. (the “Company”) received a $2,744,667 loan from The Huntington National Bank (the “Lender”) pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).  The loan matures on April 24, 2022 and bears interest at a rate of 1.0% per annum. Principal and interest payments are deferred until November 24, 2020, at which point the Company is required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize by April 24, 2022.  The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The Company intends to use the entire loan amount for qualifying expenses as described in the CARES Act which may allow significant portions of the loan to be forgiven under the CARES Act. The Company amended its $10.0 million line of credit facility with the Lender to incorporate this loan as a reduction of the available line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2020 and 2019

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 12, 2020 with the U. S. Securities and Exchange Commission.

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information.  The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 12, 2020 and subsequent reports filed with or furnished to the SEC.  Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Recent Developments

COVID-19, (the “Pandemic”) is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally.  Our exposure to the Pandemic is manifold.  The majority of our employees are now working remotely in observance of “shelter-in- place” or “stay-at-home” government orders.  We experienced a $3.1 million reduction in the fair value of our equity portfolio due to the stock market reaction to the Pandemic in the first quarter which directly impacted our results of operations.  And, a significant portion of our revenues are generated from the hospitality sector of the U.S. economy which has seen unprecedented contraction, at least in the near term, in an effort to mitigate the effects of the Pandemic.

Because the general response to the spread of the Pandemic did not start until mid-March, there was not a significant impact to our financial results as of March 31, 2020, other than to the equity portfolio.  We have continued to provide customer service, process new and renewal business, handle claims and otherwise manage all operations even though the vast majority of the staff is working remotely.  At this time, however, we are not able to provide additional forward-looking guidance as there is significant uncertainty regarding the ultimate impact of the Pandemic.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes.  We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  During the three months ended March 31, 2020, there were no material changes to our critical accounting policies and estimates, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.

Executive Overview

The Company reported a net loss of $4.8 million, or $0.49 per share, for three months ended March 31, 2020, compared to a net loss of $680,000, or $0.08 per share for the same period in 2019.

Adjusted operating loss, a non-GAAP measure, was $2.7 million, or $0.28 per share for the three months ended March 31, 2020, compared to an adjusted operating loss of $4.2 million, or $0.50 per share for the same period in 2019.

Our underwriting combined ratio was 111.6% for the three months ended March 31 2020, compared to 108.1% for the same period in 2019.

Results of Operations For The Three Months Ended March 31, 2020 and 2019

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Gross written premiums	$25,084	$24,216	$868	3.6%
Net written premiums	$21,051	$20,322	$729	3.6%

Net earned premiums	$22,017	$21,687	$330	1.5%
Other income	658	422	236	55.9%
Losses and loss adjustment expenses, net	14,269	14,456	(187)	(1.3)%
Policy acquisition costs	6,303	5,589	714	12.8%
Operating expenses	5,045	4,323	722	16.7%
Underwriting gain (loss)	(2,942)	(2,259)	(683)	30.2%
Net investment income	954	910	44	4.8%
Net realized investment gains	928	19	909	*
Change in fair value of equity securities	(3,086)	1,265	(4,351)	*
Other gains	115	—	115	*
Interest expense	731	710	21	3.0%
Income (loss) before equity earnings in affiliate and income taxes	(4,762)	(775)	(3,987)	*
Equity earnings in Affiliate, net of tax	50	106	(56)	(52.8)%
Income tax expense	13	11	2	18.2%
Net income (loss)	$(4,725)	$(680)	$(4,045)	*

Book value per common share outstanding	$3.81	$5.14

Underwriting Ratios:
Loss ratio (1)	64.5%	66.5%
Expense ratio (2)	47.1%	41.6%
Combined ratio (3)	111.6%	108.1%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful

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

Our premiums are presented below for the three months ended March 31, 2020 and 2019 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Gross written premiums
Commercial lines	$23,444	$22,584	$860	3.8%
Personal lines	1,640	1,632	8	0.5%
Total	$25,084	$24,216	$868	3.6%

Net written premiums
Commercial lines	$19,687	$19,306	$381	2.0%
Personal lines	1,364	1,016	348	34.3%
Total	$21,051	$20,322	$729	3.6%

Net earned premiums
Commercial lines	$20,431	$20,698	$(267)	(1.3)%
Personal lines	1,586	989	597	60.4%
Total	$22,017	$21,687	$330	1.5%

Gross written premiums increased $868,000, or 3.6%, to $25.1 million for the three months ended March 31, 2020, as compared to $24.2 million for the same period in 2019.

Commercial lines gross written premiums increased $860,000, or 3.8%, to $23.4 million in the first quarter of 2020, as compared to $22.6 million for the first quarter of 2019. The increased gross written premiums were due to growth in several of our small business programs.

Personal lines gross written premiums remained flat in the first quarter of 2020.  Gross written premiums for personal lines were $1.6 million in the first quarter of 2020 and 2019.

Net written premiums increased $729,000, or 3.6%, to $21.1 million for the three months ended March 31, 2020, as compared to $20.3 million for the same period in 2019.  The increase was consistent with the increase in gross written premium for the comparative periods.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income for the three months ended       March 31, 2020, increased $236,000, or 55.9%, to $658,000 as compared to $422,000 for the same period in 2019.  The increase in other income was primarily due to additional commission income in the Agency operations as well as increased fees charged on existing business.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended March 31, 2020 and 2019 (dollars in thousands).

Three Months Ended March 31, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$9,778	$742	$10,520
Net (favorable) adverse development	3,683	66	3,749
Calendar year net losses and LAE	$13,461	$808	$14,269
Accident year loss ratio	47.7%	45.8%	47.6%
Net (favorable) adverse development	17.9%	4.0%	16.9%
Calendar year loss ratio	65.6%	49.8%	64.5%

Three Months Ended March 31, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,632	$840	$12,472
Net (favorable) adverse development	913	1,071	1,984
Calendar year net losses and LAE	$12,545	$1,911	$14,456
Accident year loss ratio	56.1%	82.4%	57.4%
Net (favorable) adverse development	4.4%	105.1%	9.1%
Calendar year loss ratio	60.5%	187.5%	66.5%

Net losses and LAE decreased by $187,000, or 1.3%, for the three months ended March 31, 2020, as compared to the same period in 2019.  The calendar year loss ratios were 64.5% and 66.5% for the three months ended March 31, 2020 and 2019, respectively.

The Company's incurred losses during the three months ended March 31, 2020, included adverse prior-year reserve development of $3.7 million.  The Commercial lines experienced $3.7 million of unfavorable reserve development mostly attributable to hospitality liability lines in 2018 and 2019 accident years.

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

The table below provides the expense ratio by major component.

	Three Months Ended March 31,
	2020	2019
Commercial Lines
Policy acquisition costs	30.1%	26.1%
Operating expenses	17.1%	14.3%
Total	47.2%	40.4%
Personal Lines
Policy acquisition costs	30.2%	40.2%
Operating expenses	16.9%	25.9%
Total	47.1%	66.1%
Total Underwriting
Policy acquisition costs	30.0%	26.8%
Operating expenses	17.1%	14.8%
Total	47.1%	41.6%

Our expense ratio increased 5.5 percentage points in the three months ended March 31, 2020, as compared to the same period in 2019.  The expense ratio in the first quarter of 2019 was lower than average due to a variety of factors discussed below.  In addition, ceded premiums as a percentage of gross earned premiums were slightly higher in the first quarter of 2020 as compared to 2019, which was partially the reason for higher expense ratios.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  For the three months ended March 31, 2020 and 2019, the percentage of policy acquisition costs to net earned premiums and other underwriting income increased to 30.0% compared to 26.8%, respectively.  In the second quarter of 2019, we began allocating more commission expense to the Underwriting Segment which it paid to the Agency Segment, resulting in a higher underwriting acquisition cost ratio going forward after March 31, 2019.  This increase in Underwriting Segment acquisition cost was eliminated on consolidation, but did impact the underwriting expense ratio beginning in the second quarter of 2019 and thereafter.  Refer to Note 13 ~ Segment Information for further discussion over the Company’s Underwriting Segment and Agency Segment.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income was 17.1% and 14.8% for the three months ended March 31, 2020 and 2019, respectively.  There were several operating expense timing differences of incurred costs resulting in a slightly lower-than-normal 2019 first quarter expense ratio while the 2020 first quarter expense ratio is slightly higher than average.  We expect the operating expense ratio to track lower in the following quarters as net earned premiums are expected to increase and certain cost reduction efforts continue.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the three months ended March 31, 2020 and 2019 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended March 31,
	2020	2019	$ Change
Commercial Lines	$(2,623)	$(201)	$(2,422)
Personal Lines	50	(1,565)	1,615
Total Underwriting	(2,573)	(1,766)	(807)
Wholesale Agency	(179)	(86)	(93)
Corporate	(331)	(407)	76
Eliminations	141	—	141
Total Segment gain (loss)	$(2,942)	$(2,259)	$(683)

Liquidity and Capital Resources

Sources and Uses of Funds

At March 31, 2020, we had $35.3 million in cash, cash equivalents and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year.  There were no dividends paid from our Insurance Company Subsidiaries during the three months ended March 31, 2020 and 2019.

Cash Flows

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2020 was $4.0 million, as compared to $2.2 million of cash used in operating activities for the same period in 2019.  The $6.2 million increase in cash from operating activities was primarily due to a $5.1 million decrease in cash paid on losses and a $2.4 million increase in net premiums collected.

Investing Activities.  Cash used in investing activities for the three months ended March 31, 2020 was $4.1 million, as compared to $1.3 million of cash provided by investing activities for the same period in 2019.  The $5.5 million increase in cash used in investing activities was driven by the deployment of additional cash from operations into our investment portfolio.  Also, there was significant repositioning of our investment portfolio in the first quarter of 2020, due to the changing market conditions from the COVID-19 pandemic.

Financing Activities.  Cash provided by financing activities for the three months ended March 31, 2020 was $754,000, compared to $490,000 for the same period in 2019.  The increase in cash was mostly attributed to a reduction in the Company’s repurchases of common stock during the first quarter of 2020, compared to the same period in 2019.

Outstanding Debt

In September and October 2018, we issued $25.3 million of public senior unsecured notes (the “Notes”).  The Notes mature on September 30, 2023, and bear interest, payable quarterly, at the annual rate of 6.75%.  We used a portion of the proceeds from the Notes to pay down $19.5 million of the $30.0 million subordinated notes originally entered into on September 29, 2017 (“Subordinated Notes”).  During the first quarter of 2020, the Company repurchased $244,000 of the Notes in the public market.

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

On June 21, 2018, the Company entered into a $10.0 million line of credit.  On June 21, 2019, the Company renewed the $10.0 million line of credit with a maturity date of June 19, 2020.  The agreement bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several covenants, including but not limited to a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of March 31, 2020, the Company had $3.0 million outstanding on the line of credit, and was in compliance with all of its debt financial covenants.

Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure.  The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $57.1 million and $59.6 million at March 31, 2020 and December 31, 2019, respectively.

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

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(4,725)	$(680)
Exclude:
Net realized investment gains (losses) and other gains, net of tax	1,043	19
Change in fair value of equity securities, net of tax	(3,086)	1,265
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	—	2,283
Adjusted operating income (loss)	$(2,682)	$(4,247)

Weighted average common shares diluted	9,592,774	8,453,570
Diluted income (loss) per common share:
Net income (loss)	$(0.49)	$(0.08)
Exclude:
Net realized investment gains (losses) and other gains, net of tax	0.11	—
Change in fair value of equity securities, net of tax	(0.32)	0.15
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	—	0.27
Adjusted operating income (loss) per share	$(0.28)	$(0.50)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2020. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At March 31, 2020, the fair value of our investment portfolio, excluding cash and cash equivalents, was $174.2 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The effective duration of our portfolio as of March 31, 2020 and December 31, 2019 was 3.1 and 3.0 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of March 31, 2020.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2020	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$152,489	$(9,958)	(6.13)%	(27.25)%
100 basis point increase	157,395	(5,052)	(3.11)%	(13.83)%
No change	162,447	—	—	—
100 basis point decrease	165,030	2,583	1.59%	7.07%
200 basis point decrease	165,387	2,940	1.81%	8.05%

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

At March 31, 2020, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $26.8 million.  We believe all amounts recorded as due from reinsurers are recoverable.

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

Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2020. Based on such evaluations, the Chief

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

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2020, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

The Effects of the COVID-19 Pandemic and its Economic and Societal Impact Could Adversely Impact Our Businesses, Assets and Financial Performance.

COVID-19, (the “Pandemic”) is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally. The pandemic and the economic uncertainty that necessarily follows may have a significant effect on our company’s business operations and current and future financial performance. We may experience higher levels of loss and claims activity in certain lines of business and our premiums written and earned may also be adversely affected by a suppression of national and global commercial activity that results in a reduction in insurable assets and other exposure. Financial conditions resulting from the virus have had a negative effect on the value and quality of the assets we hold within our portfolio of invested assets, thereby adversely affecting our investment income and increasing our credit and related risk and restricting our access to capital markets.

Governmental, Regulatory and Judicial Actions in Response to the COVID-19 Pandemic May Adversely Affect Our Financial Performance and Our Ability to Conduct Our Businesses.

Insurance and financial regulators may attempt to impose new obligations on insurers in connection with the pandemic that could materially affect our business or profitability, including any retroactive change to the terms of existing insurance contracts that specifically exclude business interruption losses arising from pandemic. While we cannot be certain of ultimate judicial outcomes, we believe that any retroactive attempt to rewrite the terms of existing contracts would be unconstitutional. In addition, there is a risk that novel litigation theories, in conjunction with a diverse range of potential jury and judicial venues across many jurisdictions, could give rise to unforeseen pandemic related liability.

The Disruption and Other Effects Caused by COVID-19 Could Adversely Impact the Efficiency and Productivity of Our Business Operations.

To protect our employees and in response to the global and regional restrictions on interpersonal contact and travel because of the COVID-19 pandemic, much of our work force is working remotely, placing increased demands on our IT systems. While we have continued to conduct our business effectively, there is no assurance that our ability to continue to function in this new environment will not be adversely affected by an extended period of limited access to our physical facilities or by other developments such as an extended disruption in the telecommunications and internet infrastructure that support our remote work capability.

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

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the

Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the three months ended March 31, 2020, the Company had repurchased 700 shares of stock valued at approximately $2,000. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

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

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.23	Promissory Note – Paycheck Protection Program Loan dated as of April 24, 2020 between the Company and The Huntington National Bank
10.24	Third Amendment to Credit Agreement dated as of April 24, 2020 between the Company and The Huntington National Bank
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 13, 2020