Form 10-Q
period 2020-06-30
Conifer Holdings, Inc.
filed 2020-08-12
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

The number of outstanding shares of the registrant’s common stock, no par value, as of August 12, 2020, was 9,598,155.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $141,951 and $129,313, respectively)	$146,888	$131,000
Equity securities, at fair value (cost of $13,167 and $6,554, respectively)	12,859	7,306
Short-term investments, at fair value	10,869	31,426
Total investments	170,616	169,732

Cash and cash equivalents	4,812	7,464
Premiums and agents' balances receivable, net	22,275	20,168
Receivable from Affiliate	281	313
Reinsurance recoverables on unpaid losses	20,892	22,579
Reinsurance recoverables on paid losses	5,463	5,155
Prepaid reinsurance premiums	4,194	1,250
Deferred policy acquisition costs	11,693	11,906
Other assets	9,787	8,698
Total assets	$250,013	$247,265

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$106,734	$107,246
Unearned premiums	52,120	51,503
Debt	38,842	35,824
Accounts payable and accrued expenses	9,037	9,967
Total liabilities	206,733	204,540

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,598,155 and 9,592,861 issued and outstanding, respectively)	92,275	91,816
Accumulated deficit	(52,800)	(49,580)
Accumulated other comprehensive income (loss)	3,805	489
Total shareholders' equity	43,280	42,725
Total liabilities and shareholders' equity	$250,013	$247,265

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Premiums
Gross earned premiums	$25,959	25,082	$52,012	$50,632
Ceded earned premiums	(4,201)	(3,733)	(8,237)	(7,596)
Net earned premiums	21,758	21,349	43,775	43,036
Net investment income	863	1,051	1,817	1,961
Net realized investment gains	245	715	1,173	734
Change in fair value of equity securities	1,576	(915)	(1,510)	350
Other gains	145	—	260	—
Other income	713	581	1,371	1,003
Total revenue	25,300	22,781	46,886	47,084

Expenses
Losses and loss adjustment expenses, net	11,945	14,382	26,214	28,838
Policy acquisition costs	6,395	6,210	12,698	11,799
Operating expenses	4,859	4,340	9,904	8,663
Interest expense	731	725	1,462	1,435
Total expenses	23,930	25,657	50,278	50,735

Income (loss) before equity earnings in Affiliate and income taxes	1,370	(2,876)	(3,392)	(3,651)
Equity earnings (losses) in Affiliate, net of tax	179	(8)	229	98
Income tax expense	44	—	57	11

Net income (loss)	$1,505	$(2,884)	$(3,220)	$(3,564)

Earnings (loss) per common share, basic and diluted	$0.16	$(0.34)	$(0.34)	$(0.42)

Weighted average common shares outstanding, basic and diluted	9,595,668	8,370,782	9,594,221	8,411,835

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,505	$(2,884)	$(3,220)	$(3,564)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	5,017	1,366	3,702	2,923
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	5,017	1,366	3,702	2,923

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	2	30	386	(110)
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	2	30	386	(110)

Other comprehensive income (loss)	5,015	1,336	3,316	3,033

Total comprehensive income (loss)	$6,520	$(1,548)	$96	$(531)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	(Accumulated)	Income (Loss)	Equity
Balances at March 31, 2020	9,592,161	$92,053	$(54,305)	$(1,210)	$36,538
Net income	—	—	1,505	—	1,505
Repurchase of common stock	(4,006)	(14)	—	—	(14)
Restricted stock unit expense	10,000	236	—	—	236
Other comprehensive income	—	—	—	5,015	5,015
Balances at June 30, 2020	9,598,155	$92,275	$(52,800)	$3,805	$43,280

Balances at March 31, 2019	8,353,051	$86,268	$(42,438)	$(915)	$42,915
Net loss	—	—	(2,884)	—	(2,884)
Repurchase of common stock	(17,664)	(98)	—	—	(98)
Issuance of common stock private placement	1,176,471	5,000	—	—	5,000
Restricted stock unit expense	7,692	240	—	—	240
Other comprehensive income	—	—	—	1,336	1,336
Balances at June 30, 2019	9,519,550	$91,410	$(45,322)	$421	$46,509

	No Par, Common Stock		Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	(Accumulated)	Income (Loss)	Equity
Balances at December 31, 2019	9,592,861	$91,816	$(49,580)	$489	$42,725
Net income (loss)	—	—	(3,220)	—	(3,220)
Repurchase of common stock	(4,706)	(16)	—	—	(16)
Issuance of common stock private placement	—	—	—	—	—
Restricted stock unit expense	10,000	475	—	—	475
Other comprehensive income	—	0	—	3,316	3,316
Balances at June 30, 2020	9,598,155	92,275	(52,800)	3,805	43,280

Balances at December 31, 2018	8,478,202	$86,533	$(41,758)	$(2,612)	$42,163
Net income (loss)	—	—	(3,564)	—	(3,564)
Repurchase of common stock	(142,815)	(608)	—	—	(608)
Issuance of common stock private placement	1,176,471	5,000	—	—	5,000
Restricted stock unit expense, net	7,692	485	—	—	485
Other comprehensive loss	—	—	—	3,033	3,033
Balances at June 30, 2019	9,519,550	91,410	(45,322)	421	46,509

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(3,220)	$(3,564)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	255	233
Amortization of bond premium and discount, net	301	220
Net realized investment (gains) losses	(1,173)	(734)
Change in fair value of equity securities	1,510	(350)
Restricted stock unit expenses	475	485
Other	(229)	(98)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(2,075)	(79)
Reinsurance recoverables	1,379	3,514
Prepaid reinsurance premiums	(2,944)	(452)
Deferred policy acquisition costs	213	(291)
Other assets	(202)	(3,743)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(512)	5,174
Unearned premiums	617	(1,246)
Accounts payable and other liabilities	1,004	708
Net cash provided by (used in) operating activities	(4,601)	(223)
Cash Flows From Investing Activities
Purchase of investments	(160,445)	(55,037)
Proceeds from maturities and redemptions of investments	10,476	8,417
Proceeds from sales of investments	149,156	51,102
Purchases of property and equipment	(48)	(23)
Net cash provided by (used in) investing activities	(861)	4,459
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	5,000
Repurchase of common stock	(16)	(608)
Repurchase of senior unsecured notes	(919)	—
Borrowings under debt arrangements	3,745	995
Net cash provided by financing activities	2,810	5,387
Net increase (decrease) in cash	(2,652)	9,623
Cash at beginning of period	7,464	10,792
Cash at end of period	$4,812	$20,415
Supplemental Disclosure of Cash Flow Information:
Interest paid	$535	$1,269

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

The results of operations for the six months ended June 30, 2020, are not necessarily indicative of the results expected for the year ended December 31, 2020.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. The COVID-19 pandemic has negatively impacted the U.S. and global economies, lowered equity market valuations, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to a global recession. Depending on the duration and severity of the pandemic, we foresee the potential for adverse impacts related to, among other things: (i) sales results; (ii) insurance product margin; (iii) net investment income; (iv) invested assets; (v) regulatory capital; (vi) liabilities for insurance products; (vii) access to capital markets; and (viii) the present value of future profits. The full extent to which COVID-19 will impact our business, results of operations and financial condition remains uncertain.

Business

The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into three types of insurance businesses: commercial lines, personal lines, and agency business. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in all 50 states in the United States of America (“U.S.”). The Company’s corporate headquarters are located in Birmingham, Michigan with additional office facilities in Florida, Michigan and Pennsylvania.

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

Early Adoption of ASU No. 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU No. 2019-12"). The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020; however, early adoption is permitted.  The Company early adopted the provisions of ASU No. 2019-12 on April 1, 2020, which did not have a material impact on its consolidated financial statements and related disclosures.

2. Investments

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at June 30, 2020 and December 31, 2019, were as follows (dollars in thousands):

	June 30, 2020
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$9,778	$292	$—	$10,070
State and local government	19,968	890	(1)	20,857
Corporate debt	47,741	2,712	(147)	50,306
Asset-backed securities	24,951	260	(310)	24,901
Mortgage-backed securities	23,187	590	—	23,777
Commercial mortgage-backed securities	9,941	621	(81)	10,481
Collateralized mortgage obligations	6,385	123	(12)	6,496
Total debt securities available for sale	$141,951	$5,488	$(551)	$146,888

	December 31, 2019
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$9,392	$66	$(6)	$9,452
State and local government	14,388	545	—	14,933
Corporate debt	39,550	865	(21)	40,394
Asset-backed securities	19,549	81	(55)	19,575
Mortgage-backed securities	31,389	238	(112)	31,515
Commercial mortgage-backed securities	9,972	116	(45)	10,043
Collateralized mortgage obligations	5,073	29	(14)	5,088
Total debt securities available for sale	$129,313	$1,940	$(253)	$131,000

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2020
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	—	$—	$—	—	$—	$—
State and local government	1	175	(1)	—	—	—	1	175	(1)
Corporate debt	3	1,677	(147)	—	—	—	3	1,677	(147)
Asset-backed securities	9	6,626	(118)	13	7,140	(192)	22	13,766	(310)
Mortgage-backed securities				—	—	—	—	—	—
Commercial mortgage-backed securities	1	843	(81)	—	—	—	1	843	(81)
Collateralized mortgage obligations	3	1,130	(12)	—	—	—	3	1,130	(12)
Total debt securities available for sale	17	10,451	(359)	13	7,140	(192)	30	17,591	(551)

	December 31, 2019
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	4	$1,047	$(6)	4	$1,047	$(6)
State and local government	—	—	—	—	—	—	—	—	—
Corporate debt	7	3,720	(17)	3	1,697	(4)	10	5,417	(21)
Asset-backed securities	3	2,596	(1)	18	11,836	(54)	21	14,432	(55)
Mortgage-backed securities	3	715	(1)	13	7,812	(111)	16	8,527	(112)
Commercial mortgage-backed securities	6	6,837	(45)	—	—	—	6	6,837	(45)
Collateralized mortgage obligations	8	2,081	(14)	—	—	—	8	2,081	(14)
Total debt securities available for sale	27	$15,949	$(78)	38	$22,392	$(175)	65	$38,341	$(253)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three and six months ended June 30, 2020 and 2019.

The Company’s sources of net investment income are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Debt securities	$929	$998	$1,796	$1,855
Equity securities	53	35	108	75
Cash, cash equivalents and short-term investments	24	116	143	186
Total investment income	1,006	1,149	2,047	2,116
Investment expenses	(143)	(98)	(230)	(155)
Net investment income	$863	$1,051	$1,817	$1,961

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Debt securities:
Gross realized gains	$—	$204	$720	$223
Gross realized losses	—	(3)	(4)	(52)
Total debt securities	—	201	716	171
Equity securities:
Gross realized gains	604	539	948	588
Gross realized losses	(359)	(25)	(491)	(25)
Total equity securities	245	514	457	563
Total net realized investment gains (losses)	$245	$715	$1,173	$734

Proceeds from the sales of available-for-sale debt securities were $23.9 million and $10.3 million for the six months ended June 30, 2020 and 2019, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the three months ended June 30, 2020, were $3,000 and $0, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the six months ended June 30, 2020 were $722,000 and $0, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the three months ended June 30, 2019 were $160,000 and $0.  The gross realized gains and losses from the sales of available-for-sale debt securities for the six months ended June 30, 2019, were $229,000 and $51,000, respectively.

As of June 30, 2020 and 2019, there were $125,000 and $501,000 of payables from securities purchased, respectively.  There were $17,000 and $14,000 of receivables from securities sold as of June 30, 2020 and 2019, respectively.

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

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2020.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,571	$7,631
Due after one year through five years	45,467	47,594
Due after five years through ten years	16,261	17,503
Due after ten years	8,188	8,505
Securities with contractual maturities	77,487	81,233
Asset-backed securities	24,951	24,901
Mortgage-backed securities	23,187	23,777
Commercial mortgage-backed securities	9,941	10,481
Collateralized mortgage obligations	6,385	6,496
Total debt securities	$141,951	$146,888

At June 30, 2020 and December 31, 2019, the Insurance Company Subsidiaries had $8.8 million and $8.0 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At June 30, 2020 and December 31, 2019, the Company had $65.2 million and $58.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

Level 2—Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets or liabilities at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  The Level 2 financial instruments also include our line of credit and our Paycheck Protection Program loan.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$10,070	$—	$10,070	$—
State and local government	20,857	—	20,857	—
Corporate debt	50,306	—	50,306	—
Asset-backed securities	24,901	—	24,901	—
Mortgage-backed securities	23,777	—	23,777	—
Commercial mortgage-backed securities	10,481	—	10,481	—
Collateralized mortgage obligations	6,496	—	6,496	—
Total debt securities	146,888	—	146,888	—
Equity Securities	12,178	11,895	283	—
Short-term investments	10,869	10,869	—	—
Total marketable investments measured at fair value	$169,935	$22,764	$147,171	$—

Investments measured at NAV:
Investment in limited partnership	681
Total assets measured at fair value	$170,616

Liabilities:
Senior Unsecured Notes *	$20,109	$—	$20,109	$—
Subordinated Notes *	11,530	—	—	11,530
Line of credit	3,000	—	3,000	—
Paycheck Protection Program loan	2,745	—	2,745	—
Total Liabilities measured at fair value	$37,384	$—	$25,854	$11,530

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

	December 31, 2019
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$9,452	$—	$9,452	$—
State and local government	14,933	—	14,933	—
Corporate debt	40,394	—	40,394	—
Asset-backed securities	19,575	—	19,575	—
Mortgage-backed securities	31,515	—	31,515	—
Commercial mortgage-backed securities	10,043	—	10,043	—
Collateralized mortgage obligations	5,088	—	5,088	—
Total debt securities	131,000	—	131,000	—
Equity securities	6,599	6,335	264	—
Short-term investments	31,426	31,426	—	—
Total marketable investments measured at fair value	$169,025	$37,761	$131,264	$—

Investments measured at NAV:
Investment in limited partnership	707
Total assets measured at fair value	$169,732

Liabilities:
Senior Unsecured Notes *	$22,669	$—	$22,669	$—
Subordinated Notes *	11,222	—	—	11,222
Total Liabilities measured at fair value	$33,891	$—	$22,669	$11,222

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 13.3% of the fair value of the total investment portfolio as of June 30, 2020.

Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 86.3% of the fair value of the total investment portfolio as of June 30, 2020.

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

As of June 30, 2020 and 2019, Level 3 is entirely comprised of the Company's subordinated debt.  In determining the fair value of the subordinated debt outstanding at June 30, 2020, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of issuance) were fed into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then fed back into the model along with the June 30, 2020 and 2019 U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the six months ended June 30, 2020 and 2019.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$11,508	$12,153	$11,906	$12,011

Deferred policy acquisition costs	6,580	6,359	12,485	12,090
Amortization of policy acquisition costs	(6,395)	(6,210)	(12,698)	(11,799)
Net change	185	149	(213)	291

Balance at end of period	$11,693	$12,302	$11,693	$12,302

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross reserves - beginning of period	$109,657	$93,966	$107,246	$92,807
Less: reinsurance recoverables on unpaid losses	(22,022)	(24,551)	(22,579)	(29,685)
Plus: deferred gain on ADC	—	3,394		5,677
Net reserves - beginning of period	87,635	72,809	84,667	68,799
Add: incurred losses and LAE, net of reinsurance:
Current period	8,908	11,994	19,428	24,465
Prior period	3,037	2,388	6,786	4,373
Total net incurred losses and LAE	11,945	14,382	26,214	28,838
Deduct: loss and LAE payments, net of reinsurance:
Current period	3,044	2,692	3,918	3,742
Prior period	10,694	7,433	21,121	16,829
Total net loss and LAE payments	13,738	10,125	25,039	20,571
Net reserves - end of period	85,842	77,066	85,842	77,066
Plus: reinsurance recoverables on unpaid losses	20,892	21,396	20,892	21,396
Less: deferred gain on ADC	—	(481)	—	(481)
Gross reserves - end of period	$106,734	$97,981	$106,734	$97,981

In September 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC") to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017.  The agreement provided up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016.  As of June 30, 2020, the Company had ceded to the limit of the ADC and the deferred gain from the ADC had been fully utilized.

The Company’s incurred losses during the three and six months ended June 30, 2020 include prior-year adverse reserve development of $3.0 million and $6.7 million, respectively. These losses are related to the Company’s commercial lines of business.

The Company’s incurred losses during the three and six months ended June 30, 2019, included prior-year adverse reserve development of $2.4 million and $4.4 million, respectively. The reported reserve development was net of the amortization of the deferred gain on the ADC of $3.0 million and $5.2 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, there remained $481,000 of deferred gain on the ADC to be recognized in future periods. The adverse development mainly stemmed from commercial liability and Florida homeowners lines of business.

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.  The Company primarily ceded 40% of specific commercial property risks in excess of $400,000 and 60% in excess of $300,000 in both 2020 and 2019 and primarily ceded all specific commercial liability risks in excess of $400,000 in 2020 and 2019.  The Company ceded homeowners specific risks in excess of $300,000 in both 2020 and 2019.

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

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Written premiums:
Direct	$19,595	$14,954	$39,225	$33,417
Assumed	7,950	10,215	13,404	15,968
Ceded	(4,480)	(3,735)	(8,513)	(7,629)
Net written premiums	$23,065	$21,434	$44,116	$41,756

Earned premiums:
Direct	$17,913	$17,254	$35,371	$35,258
Assumed	8,046	7,828	16,641	15,374
Ceded	(4,201)	(3,733)	(8,237)	(7,596)
Net earned premiums	$21,758	$21,349	$43,775	$43,036

Losses and LAE:
Direct	$10,739	$17,434	$23,065	$34,232
Assumed	4,347	5,741	9,969	10,255
Ceded	(3,141)	(8,793)	(6,820)	(15,649)
Net Losses and LAE	$11,945	$14,382	$26,214	$28,838

7. Debt

The Company's debt is comprised of four instruments: $24.4 million of publicly traded senior unsecured notes which were issued in September and October of 2018, a $10.0 million line of credit which commenced in June 2018, $10.5 million of privately placed subordinated notes (the “Subordinated Notes”), and a $2.7 million Paycheck Protection Program (PPP) loan issued as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  A summary of the Company's outstanding debt is as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Senior unsecured notes	$23,536	$24,288
Subordinated notes	9,561	9,536
Line of credit	3,000	2,000
Paycheck Protection Program loan	2,745	—
Total	$38,842	$35,824

Senior unsecured notes

The Company issued $25.3 million of public senior unsecured notes (the "Notes") in 2018.  The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

For the three and six months ended June 30, 2020, the Company repurchased in the public market 9,761 and 36,761 units of the Notes with a face value of $244,000 and $919,000, respectively.  The Notes were repurchased at a discount to face value, which resulted in a $145,000 and $260,000 gain on extinguishment for the three and six months ended June 30, 2020, respectively.  This gain is reflected in the Consolidated Statement of Operations as Other gains.

Subordinated notes

The Company also has outstanding $10.5 million of Subordinated Notes maturing on September 30, 2038.  The Subordinated Notes bear an interest rate of 7.5% per annum until September 30, 2023, and 12.5% thereafter, and allow for four quarterly interest payment deferrals.  Interest is payable quarterly at the end of March, June, September and December.  Beginning September 30, 2021, the Company may redeem the Subordinated Notes, in whole or in part, for a call premium of $1.1 million.  The call premium escalates each quarter to ultimately $1.75 million on September 30, 2023, then steps up to $3.05 million on December 31, 2023, and increases quarterly at a 12.5% per annum rate thereafter.

As of June 30, 2020, the carrying value of the Notes and Subordinated Notes are offset by $845,000 and $939,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  At June 30, 2020, the Company was in compliance with all of its financial debt financial covenants.

Line of credit

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several financial debt covenants, including a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of June 30, 2020, the Company had $3.0 million outstanding on the line of credit, and was in compliance with all of its financial debt covenants.  On June 19, 2020, the line of credit was renewed with a maturity of June 18, 2021.

Paycheck Protection Program loan

On April 24, 2020, the Company received a $2,745,000 loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration.  The loan matures on April 24, 2022 and bears interest at a rate of 1.0% per annum. Principal and interest payments are deferred until November 24, 2020, at which point the Company is required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize by April 24, 2022.  The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  The Company amended its $10.0 million line of credit facility with the Lender to incorporate this loan as a reduction of the available line of credit.  This loan may be subject to forgiveness under the CARES Act provisions.  No assumptions were made relative to potential forgiveness as of June 30, 2020.

8. Shareholders’ Equity

In June 2019, the Company issued $5.0 million of common equity through a private placement for 1,176,471 shares priced at $4.25 per share.  The participants in the private placement consisted of members of the Company's Board of Directors.  The Company used the proceeds for growth capital in the Company's specialty core business segments.

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. For the three months ended June 30, 2020, the Company repurchased 1,698 and 17,664 shares of stock valued at $6,000 and $98,000, respectively, related to the stock repurchase program.  For the six months ended June 30, 2020 and 2019, the Company repurchased 2,398 and 142,815 shares of stock valued at $8,000 and $608,000, respectively, related to the stock repurchase program.

For the three months ended June 30, 2020 and 2019, the Company repurchased 2,308 shares of stock valued at $8,000 and $11,000, respectively, related to the vesting of the Company’s restricted stock units.  The Company made no repurchases of stock relating to the vesting of restricted stock units during the first quarters of 2020 and 2019.  Upon the repurchase of the Company’s shares, the shares remain authorized, but not issued or outstanding.

As of June 30, 2020 and December 31, 2019, the Company had 9,598,155 and 9,592,861 issued and outstanding shares of common stock, respectively.  Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors.  The holders have no preemptive, conversion or subscription rights.

9. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$(1,210)	$(915)	$489	$(2,612)
Other comprehensive income (loss) before reclassifications	5,017	1,366	3,702	2,923
Less: amounts reclassified from accumulated other comprehensive income (loss)	2	30	386	(110)
Net other comprehensive income (loss)	5,015	1,336	3,316	3,033
Balance at end of period	$3,805	$421	$3,805	$421

10. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,505	$(2,884)	$(3,220)	$(3,564)

Weighted average common shares, basic and diluted*	9,595,668	8,370,782	9,594,221	8,411,835

Earnings (loss) per common share, basic and diluted	$0.16	$(0.34)	$(0.34)	$(0.42)

*

The nonvested shares of the restricted stock units were anti-dilutive as of June 30, 2020 and 2019.  Therefore, the basic and diluted weighted average common shares are equal for the three and six months ended June 30, 2020 and 2019.

11. Stock-based Compensation

On June 30, 2020, the Company issued options to purchase 280,000 shares of the Company’s common stock, to certain executive officers and other employees.  The right to exercise the options will vest over a five-year period on a straight-line basis. The options have a strike price of $3.81 per share and expire on June 30, 2030.  The estimated value of these options is $356,000 which will be expensed ratably over the vesting period.  There was no financial statement impact relating to these options as of June 30, 2020.

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

The following summarizes our RSU activity (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	264	$8.91
Units vested	(8)	5.65
Units forfeited	(6)	6.13
Outstanding at June 30, 2019	250	9.08
Units vested	(94)	9.80
Outstanding at December 31, 2019	156	8.45
Units vested	(8)	5.65
Units forfeited	(6)	6.09
Outstanding at June 30, 2020	142	5.37

The Company recorded $475,000 and $485,000 of compensation expense related to the RSUs for the six months ended June 30, 2020 and 2019, respectively.  The total compensation cost related to the non-vested portion of the restricted stock units which has not been recognized as of June 30, 2020, was $767,000.

12. Commitments and Contingencies

Legal proceedings

The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the insurance policy at issue. We account for such activity through the establishment of unpaid losses and LAE reserves. In accordance with accounting guidance, if it is probable that a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated balance sheets. Periodic expenses related to the defense of such claims are included in the accompanying consolidated statements of operations. On the basis of current information, the Company does not believe that there is a reasonable possibility that any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually or in the aggregate.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California. For the six months ended June 30, 2020 and 2019 gross written premiums attributable to these four states were 51% and 54%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended June 30, 2020	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$25,600	$1,945	$27,545	$—	$—	$—	$27,545

Net written premiums	$21,377	$1,688	$23,065	$—	$—	$—	$23,065

Net earned premiums	$20,105	$1,653	$21,758	$—	$—	$—	$21,758
Other income	82	36	118	2,081	132	(1,618)	713
Segment revenue	20,187	1,689	21,876	2,081	132	(1,618)	22,471

Losses and LAE, net	11,275	670	11,945	—	—	—	11,945
Policy acquisition costs	6,119	506	6,625	1,448	—	(1,678)	6,395
Operating expenses	3,145	272	3,417	736	706	—	4,859
Segment expenses	20,539	1,448	21,987	2,184	706	(1,678)	23,199

Segment gain (loss)	$(352)	$241	$(111)	$(103)	$(574)	$60	$(728)
Investment income					863		863
Net realized investment gains					245		245
Change in fair value of equity securities					1,576		1,576
Other gains					145		145
Interest expense					(731)		(731)
Income (loss) before equity earnings in Affiliate and income taxes	$(352)	$241	$(111)	$(103)	$1,524	$60	$1,370

Three months ended June 30, 2019	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$23,459	$1,710	$25,169	$—	$—	$—	$25,169

Net written premiums	$20,178	$1,256	$21,434	$—	$—	$—	$21,434

Net earned premiums	$20,154	$1,195	$21,349	$—	$—	$—	$21,349
Other income	50	45	95	2,575	46	(2,135)	581
Segment revenue	20,204	1,240	21,444	2,575	46	(2,135)	21,930

Losses and LAE, net	12,549	1,833	14,382	—	—	—	14,382
Policy acquisition costs	5,807	345	6,152	1,574	—	(1,516)	6,210
Operating expenses	3,411	276	3,687	535	118	—	4,340
Segment expenses	21,767	2,454	24,221	2,109	118	(1,516)	24,932

Segment gain (loss)	$(1,563)	$(1,214)	$(2,777)	$466	$(72)	$(619)	$(3,002)
Investment income					1,051	—	1,051
Net realized investment gains					715	—	715
Change in fair value of equity securities					(915)	—	(915)
Other gains					—	—	—
Interest expense					(725)	—	(725)
Income (loss) before equity earnings in Affiliate and income taxes	$(1,563)	$(1,214)	$(2,777)	$466	$54	$(619)	$(2,876)

Six months ended June 30, 2020	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$49,044	$3,585	$52,629	$—	$—	$—	$52,629

Net written premiums	$41,064	$3,052	$44,116	$—	$—	$—	$44,116

Net earned premiums	$40,536	$3,239	$43,775	$—	$—	$—	$43,775
Other income	156	72	228	4,015	163	(3,035)	1,371
Segment revenue	40,692	3,311	44,003	4,015	163	(3,035)	45,146

Losses and LAE, net	24,736	1,478	26,214	—	—	—	26,214
Policy acquisition costs	12,283	995	13,278	2,656	—	(3,236)	12,698
Operating expenses	6,648	547	7,195	1,641	1,068	—	9,904
Segment expenses	43,667	3,020	46,687	4,297	1,068	(3,236)	48,816

Segment gain (loss)	$(2,975)	$291	$(2,684)	$(282)	$(905)	$201	$(3,670)
Investment income					1,817		1,817
Net realized investment gains					1,173		1,173
Change in fair value of equity securities					(1,510)		(1,510)
Other gains					260		260
Interest expense					(1,462)		(1,462)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,975)	$291	$(2,684)	$(282)	$(627)	$201	$(3,392)

Six months ended June 30, 2019	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$46,043	$3,342	$49,385	$—	$—	$—	$49,385

Net written premiums	$39,484	$2,272	$41,756	$—	$—	$—	$41,756

Net earned premiums	$40,852	$2,184	$43,036	$—	$—	$—	$43,036
Other income	74	75	149	4,480	132	(3,758)	1,003
Segment revenue	40,926	2,259	43,185	4,480	132	(3,758)	44,039

Losses and LAE, net	25,095	3,743	28,838	—	—	—	28,838
Policy acquisition costs	11,221	755	11,976	2,962	—	(3,139)	11,799
Operating expenses	6,375	541	6,916	1,138	609	—	8,663
Segment expenses	42,691	5,039	47,730	4,100	609	(3,139)	49,300

Segment gain (loss)	$(1,765)	$(2,780)	$(4,545)	$380	$(477)	$(619)	$(5,261)
Investment income					1,961	—	1,961
Net realized investment gains					734	—	734
Change in fair value of equity securities					350	—	350
Other gains					—	—	—
Interest expense					(1,435)	—	(1,435)
Income (loss) before equity earnings in Affiliate and income taxes	$(1,765)	$(2,780)	$(4,545)	$380	$1,133	$(619)	$(3,651)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2020 and 2019

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

Recent Developments

COVID-19 (the “Pandemic”) is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally.  Our exposure to the Pandemic is manifold.  The majority of our employees are now working remotely in observance of “shelter-in-place” or “stay-at-home” government orders.  We experienced a $1.5 million reduction in the fair value of our equity portfolio for the six months ended June 30, 2020, due to the stock market reaction to the Pandemic which directly impacted our results of operations.  And, a significant portion of our revenues are generated from the hospitality sector of the U.S. economy which has seen unprecedented contraction, at least in the near term, in an effort to mitigate the effects of the Pandemic.

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

Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions, and other underwriting and administrative expenses.  We organize our operations into three insurance businesses: commercial insurance lines, personal insurance lines, and wholesale agency business.  Together, the commercial and personal lines refer to "underwriting" operations that take insurance risk, and the wholesale agency business refers to non-risk insurance business.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes.  We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  During the three months ended June 30, 2020, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.

Executive Overview

The Company reported net income of $1.5 million, or $0.16 per share, and a net loss of $3.2 million, or $0.34 per share, for three and six months ended June 30, 2020, respectively.  The Company reported a net loss of $2.9 million, or $0.34 per share and $3.6 million, or $0.42 per share, for the three and six months ended June 30, 2019, respectively.

Adjusted operating loss, a non-GAAP measure, was $461,000, or $0.05 per share for the three months ended June 30, 2020.  Adjusted operating loss was $3.1 million, or $0.33 per share for the six months ended June 30, 2020.  Adjusted operating loss was $5.6 million, or $0.67 per share for the three months ended June 30, 2019. Adjusted operating loss was $9.8 million, or $1.17 per share for the six months ended June 30, 2019.

Our underwriting combined ratio was 100.5% and 106.1% for the three and six months ended June 30, 2020, compared to 113.0% and 110.5% for the same periods in 2019, respectively.

Both the commercial and personal lines of business have improved current accident year loss ratios.  We believe we are seeing the benefits of an improved mix of business as we have, and continue to, move out of higher loss ratio business and into more profitable areas while continuing to improve underwriting requirements in lines we are retaining.

Commercial lines also experienced low claims activity during the second quarter due to COVID-19.  While substantially all businesses maintained their insurance, liability losses were lower as restaurants, bars, and other small businesses were required to limit business or totally shut down for a period of time.  This reduced the potential to incur liability losses and contributed to the lower current accident year loss ratio.  Potential exposures to COVID-19 losses, on the other hand, were minimal as we include strict exclusions to business interruption coverage related to bacterial or viral causes on most policies and require physical property damage for the business interruption coverage to be effective on all policies.  We also do not provide coverage relating to event cancellations, travel insurance or other coverages that could directly generate such losses. We believe we also have limited exposures relating to our workers compensation coverages which are generally companion coverages with our existing commercial policies, which represents a small amount of our overall premiums and does not appear to be heavily exposed to COVID-19-related losses.

Our personal lines also performed much better this quarter as it continues to expand in the historically profitable low-value dwelling area and the wind-exposed and Florida homeowners business, specifically, is becoming insignificant.

Results of Operations For The Three Months Ended June 30, 2020 and 2019

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Gross written premiums	$27,545	$25,169	$2,376	9.4%
Net written premiums	$23,065	$21,434	$1,631	7.6%

Net earned premiums	$21,758	$21,349	$409	1.9%
Other income	713	581	132	22.7%
Losses and loss adjustment expenses, net	11,945	14,382	(2,437)	(16.9)%
Policy acquisition costs	6,395	6,210	185	3.0%
Operating expenses	4,859	4,340	519	12.0%
Underwriting gain (loss)	(728)	(3,002)	2,274	75.7%
Net investment income	863	1,051	(188)	(17.9)%
Net realized investment gains	245	715	(470)	(65.7)%
Change in fair value of equity securities	1,576	(915)	2,491	*
Other gains	145	—	145	*
Interest expense	731	725	6	0.8%
Income (loss) before equity earnings in Affiliate and income taxes	1,370	(2,876)	4,246	*
Equity earnings (losses) in Affiliate, net of tax	179	(8)	187	*
Income tax expense	44	—	44	*
Net income (loss)	$1,505	$(2,884)	$4,389	*

Book value per common share outstanding	$4.51	$4.89

Underwriting Ratios:
Loss ratio (1)	54.6%	67.1%
Expense ratio (2)	45.9%	45.9%
Combined ratio (3)	100.5%	113.0%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful

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

Our premiums are presented below for the three months ended June 30, 2020 and 2019 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Gross written premiums
Commercial lines	$25,600	$23,459	$2,141	9.1%
Personal lines	1,945	1,710	235	13.7%
Total	$27,545	$25,169	$2,376	9.4%

Net written premiums
Commercial lines	$21,377	$20,178	$1,199	5.9%
Personal lines	1,688	1,256	432	34.4%
Total	$23,065	$21,434	$1,631	7.6%

Net earned premiums
Commercial lines	$20,105	$20,154	$(49)	(0.2)%
Personal lines	1,653	1,195	458	38.3%
Total	$21,758	$21,349	$409	1.9%

Gross written premiums increased $2.4 million, or 9.4%, to $27.5 million for the three months ended June 30, 2020, as compared to $25.2 million for the same period in 2019.

Commercial lines gross written premiums increased $2.1 million, or 9.1%, to $25.6 million in the second quarter of 2020, as compared to $23.5 million for the second quarter of 2019. The increase in gross written premiums was attributed to several new small business programs added to our commercial lines, as well as growth in our existing small business programs.

Personal lines gross written premiums increased $235,000, or 13.7%, to $1.9 million in the second quarter of 2020, as compared to $1.7 million for the same period in 2019.  The increased gross written premiums were due to a new program added to our low-value dwelling book of business, as well as growth in our existing low-value dwelling programs.  These increases were partially offset by a $233,000, or 78.2%, decrease in Florida homeowners premiums.

Net written premiums increased $1.6 million, or 7.6%, to $23.1 million for the three months ended June 30, 2020, as compared to $21.4 million for the same period in 2019.  The increase was mostly consistent with the increase in gross written premium for the comparative periods.  However, increases in reinsurance rates, effective January 1, 2020, dampened the increase to net written premiums.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income for the three months ended June 30, 2020, increased $132,000, or 22.7%, to $713,000 as compared to $581,000 for the same period in 2019.  The increase in other income was primarily due to additional commission income in the Agency operations as well as increased fees charged on existing business.

Other Gains

Other gains were $145,000 for the three months ended June 30, 2020, compared to $0 for the same period in 2019.  The Company repurchased 9,761 units of the Notes during the second quarter of 2020.  These repurchases resulted in a gain of $145,000 on extinguishment of the Notes, which was reflected in the Consolidated Statement of Operations as Other gains.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended June 30, 2020 and 2019 (dollars in thousands).

Three months ended June 30, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$8,218	$690	$8,908
Net (favorable) adverse development	3,057	(20)	3,037
Calendar year net losses and LAE	$11,275	$670	$11,945

Accident year loss ratio	40.7%	40.8%	40.7%
Net (favorable) adverse development	15.2%	(1.2)%	13.9%
Calendar year loss ratio	55.9%	39.6%	54.6%

Three months ended June 30, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,089	$905	$11,994
Net (favorable) adverse development	1,460	928	2,388
Calendar year net losses and LAE	$12,549	$1,833	$14,382

Accident year loss ratio	54.9%	73.0%	55.9%
Net (favorable) adverse development	7.2%	74.8%	11.2%
Calendar year loss ratio	62.1%	147.8%	67.1%

Net losses and LAE decreased by $2.4 million, or 16.9%, for the three months ended June 30, 2020, as compared to the same period in 2019.  The calendar year loss ratios were 54.6% and 67.1% for the three months ended June 30, 2020 and 2019, respectively.  We believe the improving current accident year loss ratios is a result of an improved mix of business as we have, and continue to, move out of higher loss ratio business and into more profitable areas while continuing to improve underwriting requirements in lines we are retaining.  As discussed in the Executive Overview, Commercial lines experienced lower liability claims activity driven by the COVID-19 shut downs.  In addition, Personal lines fared well this quarter as the Florida homeowners line is becoming insignificant and growth in the low-value dwelling lines, which have historically performed well, continue to expand.

The Company's incurred losses during the three months ended June 30, 2020, included adverse prior-year reserve development of $3.0 million.  The Commercial lines experienced $3.1 million of unfavorable reserve development mostly attributable to small business lines in 2018 and 2017 and prior accident years, most notably in commercial auto lines.

The Company's incurred losses during the three months ended June 30, 2019, included adverse prior-year reserve development of $2.4 million. The Commercial lines experienced $1.5 million of unfavorable reserve development mostly attributable to liability lines in 2017 accident years. Personal lines reserve development was unfavorable by $0.9 million, partly attributable to the Florida homeowners line, and mostly related to the 2016 and 2017 accident years. The reported reserve development is net of the amortization of the deferred gain on the ADC of $2.9 million, of which almost the entire amount favorably impacted the commercial lines. This provided $2.9 million of benefit toward the adverse development for the three months ended June 30, 2019, leaving $481,000 of benefit to be recognized from the ADC in future periods.

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

The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2020	2019
Commercial Lines
Policy acquisition costs	30.3%	28.7%
Operating expenses	15.5%	16.9%
Total	45.8%	45.6%
Personal Lines
Policy acquisition costs	30.0%	27.8%
Operating expenses	16.1%	22.3%
Total	46.1%	50.1%
Total Underwriting
Policy acquisition costs	30.3%	28.7%
Operating expenses	15.6%	17.2%
Total	45.9%	45.9%

Our expense ratio remained flat at 45.9% for the three months ended June 30, 2020 and 2019, respectively.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  For the three months ended June 30, 2020 and 2019, the percentage of policy acquisition costs to net earned premiums and other underwriting income increased to 30.3% compared to 28.7%, respectively.  The acquisition cost ratio was higher mostly due to higher ceded premium rates in 2020 compared to 2019.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income was 15.6% and 17.2% for the three months ended June 30, 2020 and 2019, respectively.  Slightly higher underwriting revenue and continued reductions in operating expenses from our initiatives helped to lower the percentage.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the three months ended June 30, 2020 and 2019 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended June 30,
	2020	2019	$ Change
Commercial Lines	$(352)	$(1,563)	$1,211
Personal Lines	241	(1,214)	1,455
Total Underwriting	(111)	(2,777)	2,666
Wholesale Agency	(103)	466	(569)
Corporate	(574)	(72)	(502)
Eliminations	60	(619)	679
Total Segment gain (loss)	$(728)	$(3,002)	$2,274

Results of Operations For The Six Months Ended June 30, 2020 and 2019

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Six months ended June 30,
	2020	2019	$ Change	% Change
Gross written premiums	$52,629	$49,385	$3,244	6.6%
Net written premiums	$44,116	$41,756	$2,360	5.7%

Net earned premiums	$43,775	$43,036	$739	1.7%
Other income	1,371	1,003	368	36.7%
Losses and loss adjustment expenses, net	26,214	28,838	(2,624)	(9.1)%
Policy acquisition costs	12,698	11,799	899	7.6%
Operating expenses	9,904	8,663	1,241	14.3%
Underwriting gain (loss)	(3,670)	(5,261)	1,591	30.2%
Net investment income	1,817	1,961	(144)	(7.3)%
Net realized investment gains	1,173	734	439	59.8%
Change in fair value of equity securities	(1,510)	350	(1,860)	*
Other gains	260	—	260	*
Interest expense	1,462	1,435	27	1.9%
Income (loss) before equity earnings in Affiliate and income taxes	(3,392)	(3,651)	259	*
Equity earnings in Affiliate, net of tax	229	98	131	*
Income tax expense	57	11	46	*
Net income (loss)	$(3,220)	$(3,564)	$344	*

Book value per common share outstanding	$4.51	$4.89

Underwriting Ratios:
Loss ratio (1)	59.6%	66.8%
Expense ratio (2)	46.5%	43.7%
Combined ratio (3)	106.1%	110.5%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful

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

Our premiums are presented below for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six months ended June 30,
	2020	2019	$ Change	% Change
Gross written premiums
Commercial lines	$49,044	$46,043	$3,001	6.5%
Personal lines	3,585	3,342	243	7.3%
Total	$52,629	$49,385	$3,244	6.6%
Net written premiums
Commercial lines	$41,064	$39,484	$1,580	4.0%
Personal lines	3,052	2,272	780	34.3%
Total	$44,116	$41,756	$2,360	5.7%
Net earned premiums
Commercial lines	$40,536	$40,852	$(316)	(0.8)%
Personal lines	3,239	2,184	1,055	48.3%
Total	$43,775	$43,036	$739	1.7%

Gross written premiums increased $3.2 million, or 6.6%, to $52.6 million for the six months ended June 30, 2020, as compared to $49.4 million for the same period in 2019.

Commercial lines gross written premiums increased $3.0 million, or 6.5%, to $49.0 million for the six months ended June 30, 2020, as compared to $46.0 million for the same period in 2019.  The increase in gross written premiums was attributed to several new small business programs added to our commercial lines book of business in 2020, as well as continued growth in our existing small business programs.

Personal lines gross written premiums increased $243,000, or 7.3%, to $3.6 million for the six months ended June 30, 2020, as compared to $3.3 million for the same period in 2019.  The increased gross written premiums were due to a new program added to our low-value dwelling book of business, as well as growth in an existing low-value dwelling program.  These increases were partially offset by a $532,000, or 79.6%, decline in Florida homeowners premiums.

Net written premiums increased $2.4 million, or 5.7%, to $44.1 million for the six months ended June 30, 2020, as compared to $41.8 million for the same period in 2019.  The increase was consistent with the increase in gross written premium for the comparative periods.  However, increases in reinsurance rates, effective January 1, 2020, dampened the increase to net written premiums.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income for the six months ended June 30, 2020, increased $368,000, or 36.7%, to $1.4 million as compared to $1.0 million for the same period in 2019.  The increase in other income was primarily due to additional commission income in the Agency operations as well as increased fees charged on existing business.

Other Gains

Other gains were $260,000 for the six months ended June 30, 2020, compared to $0 for the same period in 2019.  The Company repurchased 36,761 units of the Notes during the six months ended June 30, 2020.  These repurchases resulted in a gain of $260,000 on extinguishment of the Notes, which was reflected in the Consolidated Statement of Operations as Other gains.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the six months ended June 30, 2020 and 2019 (dollars in thousands).

Six months ended June 30, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$17,996	$1,432	$19,428
Net (favorable) adverse development	6,740	46	6,786
Calendar year net losses and LAE	$24,736	$1,478	$26,214

Accident year loss ratio	44.2%	43.2%	44.2%
Net (favorable) adverse development	16.6%	1.4%	15.4%
Calendar year loss ratio	60.8%	44.6%	59.6%

Six months ended June 30, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$22,721	$1,744	$24,465
Net (favorable) adverse development	2,374	1,999	4,373
Calendar year net losses and LAE	$25,095	$3,743	$28,838

Accident year loss ratio	55.5%	77.2%	56.7%
Net (favorable) adverse development	5.8%	88.5%	10.1%
Calendar year loss ratio	61.3%	165.7%	66.8%

Net losses and LAE decreased by $2.6 million, or 9.1%, for the six months ended June 30, 2020, as compared to the same period in 2019.  The calendar year loss ratios were 59.6% and 66.8% for the six months ended June 30, 2020 and 2019, respectively.

We believe the improving current accident year loss ratios is a result of an improved mix of business as we have, and continue to, move out of higher loss ratio business and into more profitable areas while continuing to improve underwriting requirements in lines we are retaining.  As discussed in the Executive Overview, Commercial lines experienced lower liability claims activity driven by the COVID-19 shut downs.  In addition, Personal lines continues to improve as the Florida homeowners line is becoming insignificant and growth in the low-value dwelling lines, which have historically performed well, continue to expand.

The Company's incurred losses during the six months ended June 30, 2020, included adverse prior-year reserve development of $6.8 million.  The Commercial lines experienced $6.7 million of unfavorable reserve development for the six months ended June 30, 2020.  Of the $6.7 million in adverse development experienced in commercial lines, $5.6 million was incurred in our hospitality programs, while $1.1 million was experienced in our small business programs.  The adverse development was mostly attributable to the 2018 and 2017 and prior accident years.

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

The table below provides the expense ratio by major component.

	Six months ended June 30,
	2020	2019
Commercial Lines
Policy acquisition costs	30.2%	27.4%
Operating expenses	16.3%	15.6%
Total	46.5%	43.0%
Personal Lines
Policy acquisition costs	30.1%	33.4%
Operating expenses	16.5%	24.0%
Total	46.6%	57.4%
Total Underwriting
Policy acquisition costs	30.2%	27.7%
Operating expenses	16.3%	16.0%
Total	46.5%	43.7%

Our expense ratio increased by 2.8% in the six months ended June 30, 2020, as compared to the same period in 2019.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  For the six months ended June 30, 2020 and 2019, the percentage of policy acquisition costs to net earned premiums and other underwriting income increased to 30.2% compared to 27.7%, respectively.  In the second quarter of 2019, we began allocating more commission expense to the Underwriting Segment which it paid to the Agency Segment, resulting in a higher underwriting acquisition cost ratio going forward after March 31, 2019.  This increase in Underwriting Segment acquisition cost was eliminated on consolidation, but did impact the underwriting expense ratio beginning in the second quarter of 2019 and thereafter.  Refer to Note 13 ~ Segment Information for further discussion over the Company’s Underwriting Segment and Agency Segment.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income was 16.3% and 16.0% for the six months ended June 30, 2020 and 2019, respectively. The Company has made progress in reducing its overhead costs as part of its cost cutting initiatives.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six months ended June 30,
	2020	2019	$ Change
Commercial Lines	$(2,975)	$(1,765)	$(1,210)
Personal Lines	291	(2,780)	3,071
Total Underwriting	(2,684)	(4,545)	1,861
Wholesale Agency	(282)	380	(662)
Corporate	(905)	(477)	(428)
Eliminations	201	(619)	820
Total underwriting income (loss)	$(3,670)	$(5,261)	$1,591

Liquidity and Capital Resources

Sources and Uses of Funds

At June 30, 2020, we had $15.7 million in cash, cash equivalents and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year.  There were no dividends paid from our Insurance Company Subsidiaries during the six months ended June 30, 2020 and 2019.

Cash Flows

Operating Activities. Cash used in operating activities for the six months ended June 30, 2020 was $4.6 million, compared to $0.2 million of cash used in operating activities for the same period in 2019.  The $4.4 million increase in cash used in operating activities was primarily due to a $5.2 million increase in cash paid on losses.

Investing Activities.  Cash used in investing activities for the six months ended June 30, 2020 was $860,000, as compared to $4.5 million of cash provided by investing activities for the same period in 2019.  The $5.4 million increase in cash used in investing activities was driven by the deployment of additional cash from operations into our investment portfolio.  Also, there was significant repositioning of our investment portfolio for the first six months of 2020, due to the changing market conditions from the COVID-19 pandemic.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2020 was $2.8 million, compared to $5.4 million for the same period in 2019.  The $2.6 million decrease in cash provided by financing activities was due to no common equity issued by the Company during the first six months of 2020, compared to $5.0 million of common equity issued for the same period in 2019.  This $2.6 million decrease in cash was offset by the Company receiving $2.7 million of funds from the PPP loan, and drawing down an additional $1.0 million on its line of credit during the first six months of 2020.

Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure.  The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $59.8 million and $59.6 million at June 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,505	$(2,884)	$(3,220)	$(3,564)
Exclude:
Net realized investment gains and other gains, net of tax	390	715	1,433	734
Change in fair value of equity securities, net of tax	1,576	(915)	(1,510)	350
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	—	2,913	—	5,196
Adjusted operating income (loss)	$(461)	$(5,597)	$(3,143)	$(9,844)

Weighted average common shares diluted	9,595,668	8,370,782	9,594,221	8,411,835
Diluted income (loss) per common share:
Net income (loss)	$0.16	$(0.34)	$(0.34)	$(0.42)
Exclude:
Net realized investment gains and other gains, net of tax	0.04	0.09	0.15	0.09
Change in fair value of equity securities, net of tax	0.16	(0.11)	(0.16)	0.04
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	—	0.35	—	0.62
Adjusted operating income (loss) per share	$(0.04)	$(0.67)	$(0.33)	$(1.17)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2020. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At June 30, 2020, the fair value of our investment portfolio, excluding cash and cash equivalents, was $170.6 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The effective duration of our portfolio as of June 30, 2020 and December 31, 2019 was 3.5 and 3.0 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of June 30, 2020.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of June 30, 2020	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$147,534	$(10,223)	(6.48)%	(23.62)%
100 basis point increase	152,661	(5,096)	(3.23)%	(11.77)%
No change	157,757	—	—	—
100 basis point decrease	160,044	2,287	1.45%	5.29%
200 basis point decrease	160,234	2,477	1.57%	5.72%

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

At June 30, 2020, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $30.5 million.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2020. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended June 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2020, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

The Effects of the COVID-19 Pandemic and its Economic and Societal Impact Could Adversely Impact Our Businesses, Assets and Financial Performance.

COVID-19 is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally. The pandemic and the economic uncertainty that necessarily follows may have a significant effect on our company’s business operations and current and future financial performance. We may experience higher levels of loss and claims activity in certain lines of business and our premiums written and earned may also be adversely affected by a suppression of national and global commercial activity that results in a reduction in insurable assets and other exposure. Financial conditions resulting from the virus have had a negative effect on the value and quality of the assets we hold within our portfolio of invested assets, thereby adversely affecting our investment income and increasing our credit and related risk and restricting our access to capital markets.

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

No underwriters were involved in the sales of securities.  The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.25	Amendment to Promissory Note dated as of June 19, 2020 between the Company and The Huntington National Bank
10.26	Fourth Amendment to Credit Agreement dated as of June 19, 2020 between the Company and The Huntington National Bank
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 12, 2020