Form 10-Q
period 2020-09-30
Conifer Holdings, Inc.
filed 2020-11-12
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 12, 2020, was 9,678,463.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $135,883 and $129,313, respectively)	$139,441	$131,000
Equity securities, at fair value (cost of $17,027 and $6,554, respectively)	15,913	7,306
Short-term investments, at fair value	24,898	31,426
Total investments	180,252	169,732

Cash and cash equivalents	7,550	7,464
Premiums and agents' balances receivable, net	20,137	20,168
Receivable from Affiliate	12	313
Reinsurance recoverables on unpaid losses	18,564	22,579
Reinsurance recoverables on paid losses	3,496	5,155
Prepaid reinsurance premiums	4,543	1,250
Deferred policy acquisition costs	12,277	11,906
Other assets	13,062	8,698
Total assets	$259,893	$247,265

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$103,684	$107,246
Unearned premiums	55,089	51,503
Debt	40,920	35,824
Accounts payable and accrued expenses	17,614	9,967
Total liabilities	217,307	204,540

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,678,463 and 9,592,861 issued and outstanding, respectively)	92,417	91,816
Accumulated deficit	(52,259)	(49,580)
Accumulated other comprehensive income (loss)	2,428	489
Total shareholders' equity	42,586	42,725
Total liabilities and shareholders' equity	$259,893	$247,265

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Premiums
Gross earned premiums	$26,872	25,962	$78,884	$76,594
Ceded earned premiums	(4,645)	(3,187)	(12,882)	(10,783)
Net earned premiums	22,227	22,775	66,002	65,811
Net investment income	776	1,210	2,593	3,171
Net realized investment gains	3,316	390	4,489	1,124
Change in fair value of equity securities	(356)	(1,065)	(1,866)	(715)
Other gains	—	—	260	—
Other income	642	564	2,013	1,567
Total revenue	26,605	23,874	73,491	70,958

Expenses
Losses and loss adjustment expenses, net	14,553	14,857	40,767	43,695
Policy acquisition costs	6,483	6,153	19,181	17,952
Operating expenses	4,537	4,297	14,441	12,960
Interest expense	723	720	2,185	2,155
Total expenses	26,296	26,027	76,574	76,762

Income (loss) before equity earnings in Affiliate and income taxes	309	(2,153)	(3,083)	(5,804)
Equity earnings (losses) in Affiliate, net of tax	188	121	417	219
Income tax expense (benefit)	(44)	(802)	13	(791)

Net income (loss)	$541	$(1,230)	$(2,679)	$(4,794)

Earnings (loss) per common share, basic and diluted	$0.06	$(0.13)	$(0.28)	$(0.55)

Weighted average common shares outstanding, basic and diluted	9,630,600	9,543,535	9,606,436	8,640,409

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$541	$(1,230)	$(2,679)	$(4,794)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(1,085)	812	2,617	3,735
Income tax (benefit) expense	—	818	—	818
Unrealized investment gains (losses), net of tax	(1,085)	(6)	2,617	2,917

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	292	(41)	678	(151)
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	292	(41)	678	(151)

Other comprehensive income (loss)	(1,377)	35	1,939	3,068

Total comprehensive income (loss)	$(836)	$(1,195)	$(740)	$(1,726)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	(Accumulated)	Income (Loss)	Equity
Balances at June 30, 2020	9,598,155	$92,275	$(52,800)	$3,805	$43,280
Net income	—	—	541	—	541
Repurchase of common stock	(6,505)	(19)	—	—	(19)
Stock-based compensation expense	86,813	161	—	—	161
Other comprehensive income	—	—	—	(1,377)	(1,377)
Balances at September 30, 2020	9,678,463	$92,417	$(52,259)	$2,428	$42,586

Balances at June 30, 2019	9,519,550	$91,410	$(45,322)	$421	$46,509
Net income (loss)	—	—	(1,230)	—	(1,230)
Repurchase of common stock	(17,752)	(66)	—	—	(66)
Issuance of common stock private placement	—	—	—	—	—
Restricted stock unit expense	87,075	234	—	—	234
Other comprehensive income	—	—	—	35	35
Balances at September 30, 2019	9,588,873	$91,578	$(46,552)	$456	$45,482

	No Par, Common Stock		Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	(Accumulated)	Income (Loss)	Equity
Balances at December 31, 2019	9,592,861	$91,816	$(49,580)	$489	$42,725
Net income (loss)	—	—	(2,679)	—	(2,679)
Repurchase of common stock	(11,211)	(35)	—	—	(35)
Stock-based compensation expense	96,813	636	—	—	636
Other comprehensive income	—	—	—	1,939	1,939
Balances at September 30, 2020	9,678,463	92,417	(52,259)	2,428	42,586

Balances at December 31, 2018	8,478,202	$86,533	$(41,758)	$(2,612)	$42,163
Net income (loss)	—	—	(4,794)	—	(4,794)
Repurchase of common stock	(162,875)	(674)	—	—	(674)
Issuance of common stock private placement	1,176,471	5,000	—	—	5,000
Restricted stock unit expense, net	97,075	719	—	—	719
Other comprehensive loss	—	—	—	3,068	3,068
Balances at September 30, 2019	9,588,873	91,578	(46,552)	456	45,482

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	(2,679)	$(4,794)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	330	342
Amortization of bond premium and discount, net	469	342
Net realized investment (gains) losses	(4,489)	(1,124)
Change in fair value of equity securities	1,866	715
Stock based compensation expenses	636	719
Other	(678)	(1,038)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	332	5,667
Reinsurance recoverables	5,674	10,224
Prepaid reinsurance premiums	(3,293)	(1,692)
Deferred policy acquisition costs	(371)	(868)
Other assets	281	(3,326)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(3,562)	4,530
Unearned premiums	3,586	(131)
Accounts payable and other liabilities	(1,097)	(2,222)
Net cash provided by (used in) operating activities	(2,995)	7,344
Cash Flows From Investing Activities
Purchase of investments	(245,583)	(74,466)
Proceeds from maturities and redemptions of investments	16,648	13,122
Proceeds from sales of investments	226,993	69,760
Purchases of property and equipment	(62)	(24)
Net cash provided by (used in) investing activities	(2,004)	8,392
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	5,000
Repurchase of common stock	(35)	(674)
Repurchase of senior unsecured notes	(625)	—
Borrowings under debt arrangements	5,745	1,000
Repayment of borrowings under debt arrangements	—	(1,000)
Net cash provided by financing activities	5,085	4,326
Net increase (decrease) in cash	86	20,062
Cash at beginning of period	7,464	10,792
Cash at end of period	$7,550	$30,854
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,938	$1,907

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

The results of operations for the nine months ended September 30, 2020, are not necessarily indicative of the results expected for the year ended December 31, 2020.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. The COVID-19 pandemic has negatively impacted the U.S. and global economies, lowered equity market valuations, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to a global recession. Depending on the duration and severity of the pandemic, we foresee the potential for adverse impacts related to, among other things: (i) sales results; (ii) insurance product margin; (iii) net investment income; (iv) invested assets; (v) regulatory capital; (vi) liabilities for insurance products; (vii) access to capital markets; and (viii) the present value of future profits. The full extent to which COVID-19 will impact our business, results of operations and financial condition remains uncertain.

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

2. Investments

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at September 30, 2020 and December 31, 2019, were as follows (dollars in thousands):

	September 30, 2020
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$9,777	$257	$—	$10,034
State and local government	27,925	926	(50)	28,801
Corporate debt	30,857	1,425	(137)	32,145
Asset-backed securities	18,756	195	(136)	18,815
Mortgage-backed securities	37,148	592	(5)	37,735
Commercial mortgage-backed securities	5,441	382	(23)	5,800
Collateralized mortgage obligations	5,979	141	(9)	6,111
Total debt securities available for sale	$135,883	$3,918	$(360)	$139,441

	December 31, 2019
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$9,392	$66	$(6)	$9,452
State and local government	14,388	545	—	14,933
Corporate debt	39,550	865	(21)	40,394
Asset-backed securities	19,549	81	(55)	19,575
Mortgage-backed securities	31,389	238	(112)	31,515
Commercial mortgage-backed securities	9,972	116	(45)	10,043
Collateralized mortgage obligations	5,073	29	(14)	5,088
Total debt securities available for sale	$129,313	$1,940	$(253)	$131,000

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2020
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	—	$—	$—	—	$—	$—
State and local government	22	4,423	(50)	—	—	—	22	4,423	(50)
Corporate debt	4	2,683	(137)	—	—	—	4	2,683	(137)
Asset-backed securities	8	5,602	(53)	11	6,507	(83)	19	12,109	(136)
Mortgage-backed securities	2	2,869	(5)	—	—	—	2	2,869	(5)
Commercial mortgage-backed securities	1	900	(23)	—	—	—	1	900	(23)
Collateralized mortgage obligations	3	687	(9)	—	—	—	3	687	(9)
Total debt securities available for sale	40	$17,164	$(277)	11	$6,507	$(83)	51	$23,671	$(360)

	December 31, 2019
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	4	$1,047	$(6)	4	$1,047	$(6)
State and local government	—	—	—	—	—	—	—	—	—
Corporate debt	7	3,720	(17)	3	1,697	(4)	10	5,417	(21)
Asset-backed securities	3	2,596	(1)	18	11,836	(54)	21	14,432	(55)
Mortgage-backed securities	3	715	(1)	13	7,812	(111)	16	8,527	(112)
Commercial mortgage-backed securities	6	6,837	(45)	—	—	—	6	6,837	(45)
Collateralized mortgage obligations	8	2,081	(14)	—	—	—	8	2,081	(14)
Total debt securities available for sale	27	$15,949	$(78)	38	$22,392	$(175)	65	$38,341	$(253)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three and nine months ended September 30, 2020 and 2019.

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Debt securities	$794	$861	$2,590	$2,716
Equity securities	60	247	168	322
Cash, cash equivalents and short-term investments	—	156	143	342
Total investment income	854	1,264	2,901	3,380
Investment expenses	(78)	(54)	(308)	(209)
Net investment income	$776	$1,210	$2,593	$3,171

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Debt securities:
Gross realized gains	$2,037	$8	$2,757	$231
Gross realized losses	(2)	(1)	(6)	(53)
Total debt securities	2,035	7	2,751	178
Equity securities:
Gross realized gains	1,905	397	2,853	985
Gross realized losses	(624)	(14)	(1,115)	(39)
Total equity securities	1,281	383	1,738	946
Total net realized investment gains (losses)	$3,316	$390	$4,489	$1,124

Proceeds from the sales of available-for-sale debt securities were $58.3 million and $24.0 million for the nine months ended September 30, 2020 and 2019, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the three months ended September 30, 2020, were $2.0 million and $0, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the nine months ended September 30, 2020 were $2.8 million and $0, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the three months ended September 30, 2019 were $7,000 and $2,000.  The gross realized gains and losses from the sales of available-for-sale debt securities for the nine months ended September 30, 2019, were $236,000 and $53,000, respectively.

As of September 30, 2020 and 2019, there were $10.8 million and $0 of payables from securities purchased, respectively.  There were $3.5 million and $0 of receivables from securities sold as of September 30, 2020 and 2019, respectively.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There were no impairments or observable changes in price recorded during 2020 related to the Company's equity securities without readily determinable fair value.  These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $665,000 and $1.2 million as of September 30, 2020 and December 31, 2019, respectively.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2020.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,796	$7,852
Due after one year through five years	35,457	37,150
Due after five years through ten years	10,036	10,470
Due after ten years	15,270	15,508
Securities with contractual maturities	68,559	70,980
Asset-backed securities	18,756	18,815
Mortgage-backed securities	37,148	37,735
Commercial mortgage-backed securities	5,441	5,800
Collateralized mortgage obligations	5,979	6,111
Total debt securities	$135,883	$139,441

At September 30, 2020 and December 31, 2019, the Insurance Company Subsidiaries had $8.8 million and $8.0 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At September 30, 2020 and December 31, 2019, the Company had $63.2 million and $58.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$10,034	$—	$10,034	$—
State and local government	28,801	—	28,801	—
Corporate debt	32,145	—	32,145	—
Asset-backed securities	18,815	—	18,815	—
Mortgage-backed securities	37,735	—	37,735	—
Commercial mortgage-backed securities	5,800	—	5,800	—
Collateralized mortgage obligations	6,111	—	6,111	—
Total debt securities	139,441	—	139,441	—
Equity Securities	15,239	14,956	283	—
Short-term investments	24,898	24,898	—	—
Total marketable investments measured at fair value	$179,578	$39,854	$139,724	$—

Investments measured at NAV:
Investment in limited partnership	674
Total assets measured at fair value	$180,252

Liabilities:
Senior Unsecured Notes *	$21,192	$—	$21,192	$—
Subordinated Notes *	11,589	—	—	11,589
Line of credit *	5,000	—	5,000	—
Paycheck Protection Program loan *	2,745	—	2,745	—
Total Liabilities measured at fair value	$40,526	$—	$28,937	$11,589

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2019
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$9,452	$—	$9,452	$—
State and local government	14,933	—	14,933	—
Corporate debt	40,394	—	40,394	—
Asset-backed securities	19,575	—	19,575	—
Mortgage-backed securities	31,515	—	31,515	—
Commercial mortgage-backed securities	10,043	—	10,043	—
Collateralized mortgage obligations	5,088	—	5,088	—
Total debt securities	131,000	—	131,000	—
Equity securities	6,599	6,335	264	—
Short-term investments	31,426	31,426	—	—
Total marketable investments measured at fair value	$169,025	$37,761	$131,264	$—

Investments measured at NAV:
Investment in limited partnership	707
Total assets measured at fair value	$169,732

Liabilities:
Senior Unsecured Notes *	$22,669	$—	$22,669	$—
Subordinated Notes *	11,222	—	—	11,222
Line of Credit *	2,000	—	2,000	—
Total Liabilities measured at fair value	$35,891	$—	$24,669	$11,222

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 22.1% of the fair value of the total investment portfolio as of September 30, 2020.

Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 77.5% of the fair value of the total investment portfolio as of September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, Level 3 is entirely comprised of the Company's subordinated debt.  In determining the fair value of the subordinated debt outstanding at September 30, 2020, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of issuance) were fed into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.

The OAS was then fed back into the model along with the September 30, 2020 and December 31, 2019 U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended September 30, 2020 and 2019.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$11,693	$12,302	$11,906	$12,011

Deferred policy acquisition costs	7,067	6,730	19,552	18,820
Amortization of policy acquisition costs	(6,483)	(6,153)	(19,181)	(17,952)
Net change	584	577	371	868

Balance at end of period	$12,277	$12,879	$12,277	$12,879

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross reserves - beginning of period	$106,734	$97,981	$107,246	$92,807
Less: reinsurance recoverables on unpaid losses	(20,892)	(21,396)	(22,579)	(29,685)
Plus: deferred gain on ADC		481		5,677
Net reserves - beginning of period	85,842	77,066	84,667	68,799
Add: incurred losses and LAE, net of reinsurance:
Current period	9,858	12,154	29,286	36,619
Prior period	4,695	2,703	11,481	7,076
Total net incurred losses and LAE	14,553	14,857	40,767	43,695
Deduct: loss and LAE payments, net of reinsurance:
Current period	5,149	4,933	9,067	8,675
Prior period	10,126	6,515	31,247	23,344
Total net loss and LAE payments	15,275	11,448	40,314	32,019
Net reserves - end of period	85,120	80,475	85,120	80,475
Plus: reinsurance recoverables on unpaid losses	18,564	16,862	18,564	16,862
Less: deferred gain on ADC	—	—	—	—
Gross reserves - end of period	$103,684	$97,337	$103,684	$97,337

In September 2017, the Company entered into an adverse development cover reinsurance agreement (the "ADC") to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017.  The agreement provided up to $17.5 million of reinsurance for adverse net loss reserve development for accident years 2005 through 2016.  The Company had ceded to the limit of the ADC and the deferred gain from the ADC had been fully utilized during 2019, thus there was no impact from the ADC in 2020.

The Company’s incurred losses during the three and nine months ended September 30, 2020 include prior-year adverse reserve development of $4.7 million and $11.5 million, respectively. The adverse development mostly came from commercial liability lines within the hospitality businesses.

The Company’s incurred losses during the three and nine months ended September 30, 2019 included prior-year adverse reserve development of $2.7 million and $7.1 million, respectively. The reported reserve development was net of the amortization of the deferred gain on the ADC of $481,000 and $5.7 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the deferred gain on the ADC was fully recognized.  The adverse development mainly stemmed from commercial liability and Florida homeowners lines of business.

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

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Written premiums:
Direct	$21,434	$16,973	$60,659	$50,390
Assumed	8,407	10,104	21,811	26,072
Ceded	(4,798)	(3,271)	(13,311)	(10,900)
Net written premiums	$25,043	$23,806	$69,159	$65,562

Earned premiums:
Direct	$19,281	$17,606	$54,652	$52,864
Assumed	7,591	8,356	24,232	23,730
Ceded	(4,645)	(3,187)	(12,882)	(10,783)
Net earned premiums	$22,227	$22,775	$66,002	$65,811

Losses and LAE:
Direct	$11,249	$13,232	$34,314	$47,464
Assumed	5,841	5,667	15,810	15,922
Ceded	(2,537)	(4,042)	(9,357)	(19,691)
Net Losses and LAE	$14,553	$14,857	$40,767	$43,695

7. Debt

The Company's debt is comprised of four instruments: $24.4 million of publicly traded senior unsecured notes which were issued in September and October of 2018, a $10.0 million line of credit which commenced in June 2018, $10.5 million of privately placed subordinated notes (the “Subordinated Notes”), and a $2.7 million Paycheck Protection Program (the “PPP loan”) issued as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  A summary of the Company's outstanding debt is as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Senior unsecured notes	$23,601	$24,288
Subordinated notes	9,574	9,536
Line of credit	5,000	2,000
PPP loan *	2,745	—
Total	$40,920	$35,824
*	The PPP loan was embedded into the line of credit facility. See below

Senior unsecured notes

The Company issued $25.3 million of public senior unsecured notes (the "Notes") in 2018.  The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

The Company did not repurchase any of the Notes for the three months ended September 30, 2020.  For the nine months ended September 30, 2020, the Company repurchased 36,761 units in the public market with a face value of $919,000.  The Notes were repurchased at a discount to face value, which resulted in a $260,000 gain on extinguishment for the nine months ended September 30, 2020.  This gain is reflected in the Consolidated Statement of Operations as Other gains.

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

As of September 30, 2020, the carrying value of the Notes and Subordinated Notes are offset by $780,000 and $926,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  At September 30, 2020, the Company was in compliance with all of its financial debt financial covenants.

Line of credit

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several financial debt covenants, including a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of September 30, 2020, the Company had $7.75 million outstanding on the line of credit (including the PPP loan described below), and was in compliance with all of its financial debt covenants.  On June 19, 2020, the line of credit was renewed with a maturity of June 18, 2021.

Paycheck Protection Program loan

On April 24, 2020, the Company received a $2,745,000 loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration (“SBA”).  The PPP loan was incorporated into the existing line of credit facility and utilizes a portion of the line of credit’s limit.  However, the PPP loan has a different maturity date (April 24, 2022) in accordance with the SBA requirements and bears interest at a rate of 1.0% per annum.  The Company amended its $10.0 million line of credit facility with the Lender to incorporate this loan as a reduction of the available line of credit.  Beginning November 24, 2020, the Company is required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize by April 24, 2022.  The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  This loan may be subject to forgiveness under the CARES Act provisions.  The Company plans to apply for forgiveness of the loan before November 24, 2020.  At which point, principal and interest payments will be deferred until the SBA remits the loan forgiveness amount to the Lender.  No assumptions were made relative to potential forgiveness as of September 30, 2020.

8. Shareholders’ Equity

In June 2019, the Company issued $5.0 million of common equity through a private placement for 1,176,471 shares priced at $4.25 per share.  The participants in the private placement consisted of members of the Company's Board of Directors.  The Company used the proceeds for growth capital in the Company's specialty core business segments.

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company did not repurchase any shares of stock for the three months ended September 30, 2020.  The Company repurchased 11,393 shares of stock valued at approximately $41,000 for the three months ended September 30, 2019.  For the nine months ended September 30, 2020 and 2019, the Company repurchased 2,398 and 154,208 shares of stock valued at $8,000 and $638,000, respectively, related to the stock repurchase program.

For the three months ended September 30, 2020 and 2019, the Company repurchased 6,505 and 6,359 shares of stock valued at approximately $19,000 and $25,000, respectively, related to the vesting of the Company’s restricted stock units.  For the nine months ended September 30, 2020 and 2019, the Company repurchased 8,813 and 8,667 shares of stock valued at approximately $27,000 and $36,000, respectively.  Upon the repurchase of the Company’s shares, the shares remain authorized, but not issued or outstanding.

As of September 30, 2020 and December 31, 2019, the Company had 9,678,463 and 9,592,861 issued and outstanding shares of common stock, respectively.  Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors.  The holders have no preemptive, conversion or subscription rights.

9. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$3,805	$421	$489	$(2,612)
Other comprehensive income (loss) before reclassifications	(1,085)	(6)	2,617	2,917
Less: amounts reclassified from accumulated other comprehensive income (loss)	292	(41)	678	(151)
Net other comprehensive income (loss)	(1,377)	35	1,939	3,068
Balance at end of period	$2,428	$456	$2,428	$456

10. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$541	$(1,230)	$(2,679)	$(4,794)

Weighted average common shares, basic and diluted *	9,630,600	9,543,535	9,606,436	8,640,409

Earnings (loss) per common share, basic and diluted	$0.06	$(0.13)	$(0.28)	$(0.55)

*

The nonvested shares of the restricted stock units and stock options were anti-dilutive as of September 30, 2020 and 2019.  Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended September 30, 2020 and 2019.

11. Stock-based Compensation

On June 30, 2020, the Company issued options to purchase 280,000 shares of the Company’s common stock, to certain executive officers and other employees.  The right to exercise the options will vest over a five-year period on a straight-line basis. The options have a strike price of $3.81 per share and expire on June 30, 2030.  The estimated value of these options is $290,000, which will be expensed ratably over the vesting period.

In 2015, 2016, and 2018, the Company issued 390,352, 111,281, and 70,000, respectively, of restricted stock units (“RSUs”) to various employees to be settled in shares of common stock, which were valued at $4.1 million, $909,000, and $404,000, respectively, on the dates of grant.

The Company recorded $622,000 and $719,000 of compensation expense related to the RSUs for the nine months ended September 30, 2020 and 2019, respectively.  There were 47,330 unvested RSUs as of September 30, 2020, which will generate an estimated future expense of $313,000.

The Company recorded $14,000 of compensation expense for the nine months ended September 30, 2020 related to the stock options granted on June 30, 2020.  There were 280,000 unvested options as of September 30, 2020, which will generate an estimated future expense of $276,000.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California. For the nine months ended September 30, 2020 and 2019 gross written premiums attributable to these four states were 49.9% and 51.1%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended September 30, 2020	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$27,297	$2,544	$29,841	$—	$—	$—	$29,841

Net written premiums	$22,763	$2,280	$25,043	$—	$—	$—	$25,043

Net earned premiums	$20,586	$1,641	$22,227	$—	$—	$—	$22,227
Other income	44	42	86	2,036	43	(1,523)	642
Segment revenue	20,630	1,683	22,313	2,036	43	(1,523)	22,869

Losses and LAE, net	14,195	358	14,553	—	—	—	14,553
Policy acquisition costs	6,180	537	6,717	1,328	—	(1,562)	6,483
Operating expenses	3,187	251	3,438	779	320	—	4,537
Segment expenses	23,562	1,146	24,708	2,107	320	(1,562)	25,573

Segment gain (loss)	$(2,932)	$537	$(2,395)	$(71)	$(277)	$39	$(2,704)
Investment income					776		776
Net realized investment gains					3,316		3,316
Change in fair value of equity securities					(356)		(356)
Other gains					—		—
Interest expense					(723)		(723)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,932)	$537	$(2,395)	$(71)	$2,736	$39	$309

Three months ended September 30, 2019	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$25,018	$2,059	$27,077	$—	$—	$—	$27,077

Net written premiums	$22,095	$1,711	$23,806	$—	$—	$—	$23,806

Net earned premiums	$21,439	$1,336	$22,775	$—	$—	$—	$22,775
Other income	70	33	103	2,619	47	(2,205)	564
Segment revenue	21,509	1,369	22,878	2,619	47	(2,205)	23,339

Losses and LAE, net	13,517	1,340	14,857	—	—	—	14,857
Policy acquisition costs	6,114	447	6,561	1,825	—	(2,233)	6,153
Operating expenses	3,239	327	3,566	434	297	—	4,297
Segment expenses	22,870	2,114	24,984	2,259	297	(2,233)	25,307

Segment gain (loss)	$(1,361)	$(745)	$(2,106)	$360	$(250)	$28	$(1,968)
Investment income					1,210		1,210
Net realized investment gains					390		390
Change in fair value of equity securities					(1,065)		(1,065)
Other gains					—		—
Interest expense					(720)		(720)
Income (loss) before equity earnings in Affiliate and income taxes	$(1,361)	$(745)	$(2,106)	$360	$(435)	$28	$(2,153)

Nine months ended September 30, 2020	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$76,341	$6,129	$82,470	$—	$—	$—	$82,470

Net written premiums	$63,827	$5,332	$69,159	$—	$—	$—	$69,159

Net earned premiums	$61,122	$4,880	$66,002	$—	$—	$—	$66,002
Other income	200	114	314	6,051	206	(4,558)	2,013
Segment revenue	61,322	4,994	66,316	6,051	206	(4,558)	68,015

Losses and LAE, net	38,931	1,836	40,767	—	—	—	40,767
Policy acquisition costs	18,463	1,532	19,995	3,984	—	(4,798)	19,181
Operating expenses	9,835	798	10,633	2,420	1,388	—	14,441
Segment expenses	67,229	4,166	71,395	6,404	1,388	(4,798)	74,389

Segment gain (loss)	$(5,907)	$828	$(5,079)	$(353)	$(1,182)	$240	$(6,374)
Investment income					2,593		2,593
Net realized investment gains					4,489		4,489
Change in fair value of equity securities					(1,866)		(1,866)
Other gains					260		260
Interest expense					(2,185)		(2,185)
Income (loss) before equity earnings in Affiliate and income taxes	$(5,907)	$828	$(5,079)	$(353)	$2,109	$240	$(3,083)

Nine months ended September 30, 2019	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$71,061	$5,401	$76,462	$—	$—	$—	$76,462

Net written premiums	$61,579	$3,983	$65,562	$—	$—	$—	$65,562

Net earned premiums	$62,291	$3,520	$65,811	$—	$—	$—	$65,811
Other income	144	108	252	7,099	179	(5,963)	1,567
Segment revenue	62,435	3,628	66,063	7,099	179	(5,963)	67,378

Losses and LAE, net	38,611	5,084	43,695	—	—	—	43,695
Policy acquisition costs	17,335	1,202	18,537	4,787	—	(5,372)	17,952
Operating expenses	9,614	867	10,481	1,572	907	—	12,960
Segment expenses	65,560	7,153	72,713	6,359	907	(5,372)	74,607

Segment gain (loss)	$(3,125)	$(3,525)	$(6,650)	$740	$(728)	$(591)	$(7,229)
Investment income					3,171		3,171
Net realized investment gains					1,124		1,124
Change in fair value of equity securities					(715)		(715)
Other gains					—		—
Interest expense					(2,155)		(2,155)
Income (loss) before equity earnings in Affiliate and income taxes	$(3,125)	$(3,525)	$(6,650)	$740	$697	$(591)	$(5,804)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2020 and 2019

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

Recent Developments

COVID-19 (the “Pandemic”) is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally.  Our exposure to the Pandemic is manifold.  The majority of our employees are now working remotely in observance of “shelter-in-place” or “stay-at-home” government orders.  We experienced a $1.9 million reduction in the fair value of our equity portfolio for the nine months ended September 30, 2020, due to the stock market reaction to the Pandemic, which directly impacted our results of operations.  And, a significant portion of our revenues are generated from the hospitality sector of the U.S. economy which has seen unprecedented contraction, at least in the near term, in an effort to mitigate the effects of the Pandemic.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes.  We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  During the three months ended September 30, 2020, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.

Executive Overview

The Company reported net income of $541,000, or $0.06 per share, and a net loss of $2.7 million, or $0.28 per share, for three and nine months ended September 30, 2020, respectively.  The Company reported a net loss of $1.2 million, or $0.13 per share and $4.8 million, or $0.55 per share, for the three and nine months ended September 30, 2019, respectively.

Adjusted operating loss, a non-GAAP measure, was $2.4 million, or $0.24 per share, and $5.6 million, or $0.58 per share, for the three and nine months ended September 30, 2020.  Adjusted operating loss was $1.9 million, or $0.18 per share, and $11.7 million, or $1.35 per share for the nine months ended September 30, 2019.

Our underwriting combined ratio was 110.7% and 107.7% for the three and nine months ended September 30, 2020, compared to 109.2% and 110.0% for the same periods in 2019, respectively.

Both the commercial and personal lines of business have improved current accident year loss ratios.  We believe we are seeing the benefits of an improved mix of business as we have, and continue to, move out of higher loss ratio business and into more profitable areas while continuing to improve underwriting requirements in lines we are retaining.

Commercial lines also experienced low claims activity during the third quarter due to COVID-19.  While substantially all businesses maintained their insurance, liability losses were lower as restaurants, bars, and other small businesses were required to limit business or totally shut down for a period of time.  This reduced the potential to incur liability losses and contributed to the lower current accident year loss ratio.  Potential exposures to COVID-19 losses, on the other hand, were minimal as we include strict exclusions to business interruption coverage related to bacterial or viral causes on most policies and require physical property damage for the business interruption coverage to be effective on all policies.  We also do not provide coverage relating to event cancellations, travel insurance or other coverages that could directly generate such losses. We believe we also have limited exposures relating to our workers compensation coverages which are generally companion coverages with our existing commercial policies, which represents a small amount of our overall premiums and does not appear to be heavily exposed to COVID-19-related losses.

Our personal lines also performed much better this quarter as the Company continues to expand in the historically profitable low-value dwelling area while the wind-exposed and Florida homeowners business, specifically, is becoming insignificant.

Results of Operations For The Three Months Ended September 30, 2020 and 2019

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Gross written premiums	$29,841	$27,077	$2,764	10.2%

Net written premiums	$25,043	$23,806	$1,237	5.2%

Net earned premiums	$22,227	$22,775	$(548)	(2.4)%
Other income	642	564	78	13.8%
Losses and loss adjustment expenses, net	14,553	14,857	(304)	(2.0)%
Policy acquisition costs	6,483	6,153	330	5.4%
Operating expenses	4,537	4,297	240	5.6%
Underwriting gain (loss)	(2,704)	(1,968)	(736)	(37.4)%
Net investment income	776	1,210	(434)	(35.9)%
Net realized investment gains	3,316	390	2,926	*
Change in fair value of equity securities	(356)	(1,065)	709	*
Interest expense	723	720	3	0.4%
Income (loss) before equity earnings in Affiliate and income taxes	309	(2,153)	2,462	*
Equity earnings (losses) in Affiliate, net of tax	188	121	67	*
Income tax expense	(44)	(802)	758	*
Net income (loss)	$541	$(1,230)	$1,771	*

Book value per common share outstanding	$4.40	$4.74

Underwriting Ratios:
Loss ratio (1)	65.2%	64.9%
Expense ratio (2)	45.5%	44.3%
Combined ratio (3)	110.7%	109.2%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the three months ended September 30, 2020 and 2019 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Gross written premiums
Commercial lines	$27,297	$25,018	$2,279	9.1%
Personal lines	2,544	2,059	485	23.6%
Total	$29,841	$27,077	$2,764	10.2%

Net written premiums
Commercial lines	$22,763	$22,095	$668	3.0%
Personal lines	2,280	1,711	569	33.3%
Total	$25,043	$23,806	$1,237	5.2%

Net earned premiums
Commercial lines	$20,586	$21,439	$(853)	(4.0)%
Personal lines	1,641	1,336	305	22.8%
Total	$22,227	$22,775	$(548)	(2.4)%

Gross written premiums increased $2.8 million, or 10.2%, to $29.8 million for the three months ended September 30, 2020, as compared to $27.1 million for the same period in 2019.

Commercial lines gross written premiums increased $2.3 million, or 9.1%, to $27.3 million in the third quarter of 2020, as compared to $25.0 million for the third quarter of 2019. The increase in gross written premiums was attributed to several new small business programs added to our commercial lines during 2020, as well as growth in our existing small business programs.

Personal lines gross written premiums increased $485,000, or 23.6%, to $2.5 million in the third quarter of 2020, as compared to $2.1 million for the same period in 2019.  The increased gross written premiums were due to a new program added to our low-value dwelling book of business, as well as growth in our existing low-value dwelling programs.  These increases were offset by a $98,000, or 62.6%, decrease in Florida homeowners premiums.

Net written premiums increased $1.2 million, or 5.2%, to $25.0 million for the three months ended September 30, 2020, as compared to $23.8 million for the same period in 2019.  The increase was mostly consistent with the increase in gross written premium for the comparative periods.  However, increases in reinsurance rates, effective January 1, 2020, diminished the increase to net written premiums.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income for the three months ended September 30, 2020, increased $78,000, or 13.8%, to $642,000 as compared to $564,000 for the same period in 2019.  The increase in other income was primarily due to additional unaffiliated commission income in the Agency operations as well as increased fees charged on existing business.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended September 30, 2020 and 2019 (dollars in thousands).

Three months ended September 30, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$9,565	$294	$9,859
Net (favorable) adverse development	4,630	64	4,694
Calendar year net losses and LAE	$14,195	$358	$14,553

Accident year loss ratio	46.4%	17.5%	44.2%
Net (favorable) adverse development	22.4%	3.8%	21.0%
Calendar year loss ratio	68.8%	21.3%	65.2%

Three months ended September 30, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,207	$947	$12,154
Net (favorable) adverse development	2,310	393	2,703
Calendar year net losses and LAE	$13,517	$1,340	$14,857

Accident year loss ratio	52.1%	69.2%	53.1%
Net (favorable) adverse development	10.7%	28.7%	11.8%
Calendar year loss ratio	62.8%	97.9%	64.9%

Net losses and LAE decreased by $304,000, or 2.0%, for the three months ended September 30, 2020, as compared to the same period in 2019.  The calendar year loss ratios were 65.2% and 64.9% for the three months ended September 30, 2020 and 2019, respectively.  We believe the improving current accident year loss ratios is a result of an improved mix of business as we have, and continue to, move out of higher loss ratio business and into more profitable areas while continuing to improve underwriting requirements in lines we are retaining.  As discussed in the Executive Overview, Commercial lines experienced lower liability claims activity driven by the COVID-19 shut downs.  In addition, Personal lines fared well this quarter as the Florida homeowners line is becoming insignificant and growth in the low-value dwelling lines, which have historically performed well, continue to expand.

The Company's incurred losses during the three months ended September 30, 2020, included adverse prior-year reserve development of $4.7 million.  The commercial lines experienced $4.6 million of unfavorable reserve development of which $2.9 million was incurred in our hospitality programs, and $1.7 million was from our small business programs (mostly in the liability coverages).  The adverse development was attributable to the 2018 and prior accident years.

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

The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2020	2019
Commercial Lines
Policy acquisition costs	30.0%	28.4%
Operating expenses	15.4%	15.1%
Total	45.4%	43.5%
Personal Lines
Policy acquisition costs	31.9%	32.7%
Operating expenses	14.9%	23.9%
Total	46.8%	56.6%
Total Underwriting
Policy acquisition costs	30.1%	28.7%
Operating expenses	15.4%	15.6%
Total	45.5%	44.3%

Our expense ratio increased 1.2% to 45.5%, compared to 44.3% for the three months ended September 30, 2020 and 2019, respectively.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  For the three months ended September 30, 2020 and 2019, the percentage of policy acquisition costs to net earned premiums and other underwriting income increased to 30.1% compared to 28.7%, respectively.  The acquisition cost ratio was higher mostly due to higher ceded premium rates in 2020 compared to 2019.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income were 15.4% and 15.6% for the three months ended September 30, 2020 and 2019, respectively.  The operating expense ratio was lower due to our expense reduction efforts, partially offset by higher ceded premium rates discussed above.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the three months ended September 30, 2020 and 2019 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended September 30,
	2020	2019	$ Change
Commercial Lines	$(2,932)	$(1,361)	$(1,571)
Personal Lines	537	(745)	1,282
Total Underwriting	(2,395)	(2,106)	(289)
Wholesale Agency	(71)	360	(431)
Corporate	(277)	(250)	(27)
Eliminations	39	28	11
Total Segment gain (loss)	$(2,704)	$(1,968)	$(736)

Results of Operations For The Nine Months Ended September 30, 2020 and 2019

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Nine months ended September 30,
	2020	2019	$ Change	% Change
Gross written premiums	$82,470	$76,462	$6,008	7.9%

Net written premiums	$69,159	$65,562	$3,597	5.5%

Net earned premiums	$66,002	$65,811	$191	0.3%
Other income	2,013	1,567	446	28.5%
Losses and loss adjustment expenses, net	40,767	43,695	(2,928)	(6.7)%
Policy acquisition costs	19,181	17,952	1,229	6.8%
Operating expenses	14,441	12,960	1,481	11.4%
Underwriting gain (loss)	(6,374)	(7,229)	855	11.8%
Net investment income	2,593	3,171	(578)	(18.2)%
Net realized investment gains	4,489	1,124	3,365	299.4%
Change in fair value of equity securities	(1,866)	(715)	(1,151)	*
Other gains	260	—	260	*
Interest expense	2,185	2,155	30	1.4%
Income (loss) before equity earnings in Affiliate and income taxes	(3,083)	(5,804)	2,721	*
Equity earnings in Affiliate, net of tax	417	219	198	*
Income tax expense	13	(791)	804	*
Net income (loss)	$(2,679)	$(4,794)	$2,115	*

Book value per common share outstanding	$4.40	$4.74

Underwriting Ratios:
Loss ratio (1)	61.5%	66.1%
Expense ratio (2)	46.2%	43.9%
Combined ratio (3)	107.7%	110.0%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine months ended September 30,
	2020	2019	$ Change	% Change
Gross written premiums
Commercial lines	$76,341	$71,061	$5,280	7.4%
Personal lines	6,129	5,401	728	13.5%
Total	$82,470	$76,462	$6,008	7.9%
Net written premiums
Commercial lines	$63,827	$61,579	$2,248	3.7%
Personal lines	5,332	3,983	1,349	33.9%
Total	$69,159	$65,562	$3,597	5.5%
Net earned premiums
Commercial lines	$61,122	$62,291	$(1,169)	(1.9)%
Personal lines	4,880	3,520	1,360	38.6%
Total	$66,002	$65,811	$191	0.3%

Gross written premiums increased $6.0 million, or 7.9%, to $82.5 million for the nine months ended September 30, 2020, as compared to $76.5 million for the same period in 2019.

Commercial lines gross written premiums increased $5.3 million, or 7.4%, to $76.3 million for the nine months ended September 30, 2020, as compared to $71.1 million for the same period in 2019.  The increase in gross written premiums was attributed to several new small business programs added to our commercial lines book of business in 2020, as well as continued growth in our existing small business programs.

Personal lines gross written premiums increased $728,000, or 13.5%, to $6.1 million for the nine months ended September 30, 2020, as compared to $5.4 million for the same period in 2019.  The increased gross written premiums were due to a new program added to our low-value dwelling book of business, as well as growth in an existing low-value dwelling program.  These increases were partially offset by a $630,000, or 76.4%, decline in Florida homeowners premiums (representing only 0.2% of our total gross written premium in 2020).

Net written premiums increased $3.6 million, or 5.5%, to $69.2 million for the nine months ended September 30, 2020, as compared to $65.6 million for the same period in 2019.  The increase was consistent with the increase in gross written premium for the comparative periods.  However, increases in reinsurance rates, effective January 1, 2020, dampened the increase to net written premiums.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income for the nine months ended September 30, 2020, increased $446,000, or 28.5%, to $2.0 million as compared to $1.6 million for the same period in 2019.  The increase in other income was primarily due to additional unaffiliated commission income in the Agency operations as well as increased fees charged on existing business.

Other Gains

Other gains were $260,000 for the nine months ended September 30, 2020, compared to $0 for the same period in 2019.  The Company repurchased 36,761 units of the Notes during the nine months ended September 30, 2020.  These repurchases resulted in a gain of $260,000 on extinguishment of the Notes, which was reflected in the Consolidated Statement of Operations as Other gains.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the nine months ended September 30, 2020 and 2019 (dollars in thousands).

Nine months ended September 30, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$27,560	$1,727	$29,287
Net (favorable) adverse development	11,371	109	11,480
Calendar year net losses and LAE	$38,931	$1,836	$40,767

Accident year loss ratio	45.0%	34.5%	44.2%
Net (favorable) adverse development	18.5%	2.2%	17.3%
Calendar year loss ratio	63.5%	36.7%	61.5%

Nine months ended September 30, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$33,928	$2,691	$36,619
Net (favorable) adverse development	4,683	2,393	7,076
Calendar year net losses and LAE	$38,611	$5,084	$43,695

Accident year loss ratio	54.3%	74.2%	55.4%
Net (favorable) adverse development	7.5%	65.9%	10.7%
Calendar year loss ratio	61.8%	140.1%	66.1%

Net losses and LAE decreased by $3.0 million, or 6.7%, for the nine months ended September 30, 2020, as compared to the same period in 2019.  The calendar year loss ratios were 61.5% and 66.1% for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company's incurred losses during the nine months ended September 30, 2020, included adverse prior-year reserve development of $11.5 million.  The Commercial lines experienced $11.4 million of unfavorable reserve development for the nine months ended September 30, 2020, of which $8.5 million was incurred in our hospitality programs, while $2.9 million was from our small business programs (mostly in the liability coverages).  The adverse development was mostly attributable to the 2018 and prior accident years.

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

The table below provides the expense ratio by major component.

	Nine months ended September 30,
	2020	2019
Commercial Lines
Policy acquisition costs	30.1%	27.8%
Operating expenses	16.0%	15.4%
Total	46.1%	43.2%
Personal Lines
Policy acquisition costs	30.7%	33.1%
Operating expenses	16.0%	23.9%
Total	46.7%	57.0%
Total Underwriting
Policy acquisition costs	30.2%	28.0%
Operating expenses	16.0%	15.9%
Total	46.2%	43.9%

Our expense ratio increased by 2.3% in the nine months ended September 30, 2020, as compared to the same period in 2019.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  For the nine months ended September 30, 2020 and 2019, the percentage of policy acquisition costs to net earned premiums and other underwriting income increased to 30.2% compared to 28.0%, respectively.  The acquisition cost ratio was higher mostly due to higher ceded premium rates in 2020 compared to 2019.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income was 16.0% and 15.9% for the nine months ended September 30, 2020 and 2019, respectively.  The Company has made progress in reducing its overhead costs as part of its cost cutting initiatives.  Such efforts were partially offset by higher ceded premium rates discussed above.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine months ended September 30,
	2020	2019	$ Change
Commercial Lines	$(5,907)	$(3,125)	$(2,782)
Personal Lines	828	(3,525)	4,353
Total Underwriting	(5,079)	(6,650)	1,571
Wholesale Agency	(353)	740	(1,093)
Corporate	(1,182)	(728)	(454)
Eliminations	240	(591)	831
Total underwriting income (loss)	$(6,374)	$(7,229)	$855

Liquidity and Capital Resources

Sources and Uses of Funds

At September 30, 2020, we had $32.4 million in cash, cash equivalents and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  There were no dividends paid from our Insurance Company Subsidiaries during the nine months ended September 30, 2020 and 2019.

Cash Flows

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2020, was $3.0 million, compared to $7.4 million of cash provided by operating activities for the same period in 2019.  The differences in cash used in operating activities was primarily due to a $4.0 million increase in paid claims in 2020 and the timing of premium balance settlements with agencies, representing approximately another $4.0 million of additional cash received in 2019 as compared to 2020.

Investing Activities.  Cash used in investing activities for the nine months ended September 30, 2020 was $2.0 million, as compared to $8.4 million of cash provided by investing activities for the same period in 2019.  The $10.4 million increase in cash used in investing activities was driven by the deployment of additional cash from operations into our investment portfolio.  In addition, there was significant repositioning of our investment portfolio during the first nine months of 2020, due to the changing market conditions from the COVID-19 pandemic.

Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2020 was $5.1 million, compared to $4.3 million for the same period in 2019.  The $800,000 increase in cash provided by financing activities was due to the Company drawing down an additional $3.0 million from its line of credit during the nine months ended September 30, 2020.  The Company also received $2.7 million of funds from the PPP loan during the nine months ended September 30, 2020.  These increases were offset by the $5.0 million the Company raised through the issuance of additional common stock during the same period in 2019.

Non-GAAP Financial Measures

Statutory Capital and Surplus

Statutory capital and surplus is a non-GAAP measure.  The Company’s insurance subsidiaries’ aggregate statutory capital and surplus was $60.6 million and $59.6 million at September 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$541	$(1,230)	$(2,679)	$(4,794)
Exclude:
Net realized investment gains and other gains, net of tax	3,316	390	4,749	1,124
Tax effect of investment unrealized gains and losses	—	818	—	818
Change in fair value of equity securities, net of tax	(356)	(1,065)	(1,866)	(715)
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	—	481	—	5,677
Adjusted operating income (loss)	$(2,419)	$(1,854)	$(5,562)	$(11,698)

Weighted average common shares diluted	9,630,600	9,543,535	9,606,436	8,640,409
Diluted income (loss) per common share:
Net income (loss)	$0.06	$(0.13)	$(0.28)	$(0.55)
Exclude:
Net realized investment gains and other gains, net of tax	0.34	0.04	0.49	0.13
Tax effect of investment unrealized gains and losses	—	0.09	—	0.09
Change in fair value of equity securities, net of tax	(0.04)	(0.12)	(0.19)	(0.08)
Net decrease (increase) in deferred gain on losses ceded to ADC, net of tax	—	0.04	—	0.66
Adjusted operating income (loss) per share	$(0.24)	$(0.18)	$(0.58)	$(1.35)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2020. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At September 30, 2020, the fair value of our investment portfolio, excluding cash and cash equivalents, was $180.3 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The effective duration of our portfolio as of September 30, 2020 and December 31, 2019 was 3.9 and 3.0 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of September 30, 2020.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of September 30, 2020	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$152,868	$(11,471)	(6.98)%	(26.94)%
100 basis point increase	158,653	(5,686)	(3.46)%	(13.35)%
No change	164,339	—	—	—
100 basis point decrease	166,985	2,646	1.61%	6.21%
200 basis point decrease	167,346	3,007	1.83%	7.06%

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

At September 30, 2020, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $26.6 million.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2020. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2020, which is hereby incorporated by reference.

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

Dated: November 12, 2020