Form 10-K
period 2020-12-31
Conifer Holdings, Inc.
filed 2021-03-11
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

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

The number of outstanding shares of the registrant’s common stock, no par value, as of March 11, 2021, was 9,681,728.

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

Many of our products are targeted to traditionally profitable classes of policyholders that we believe are under-served by other insurers.  We market and sell these insurance products through a growing network of over 6,100 independent agents that distribute our policies through approximately 1,800 sales offices.  We are focused on growing our business in non‑commoditized property and casualty insurance markets, while maintaining underwriting discipline and a conservative investment strategy.

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

In our commercial lines business, we seek to differentiate ourselves and provide value to small business owner‑operators by bundling different insurance products that meet a significant portion of their insurance needs.  For example, in the hospitality market we offer property, casualty, and liquor liability, as well as, in some jurisdictions, workers’ compensation coverage.  The breadth of our specialty commercial insurance products enables our agents and their small business clients to avoid the administrative costs and time required to seek coverage for each of these items from separate insurers.  As such, we compete for commercial lines business based on our flexible product offerings and customer service, rather than on pricing alone.  Our target commercial lines customer has an average account size of $5,300 in premium.

We also have substantial expertise in providing specialty homeowners insurance products to targeted customers that are often under-served by other homeowners' insurance carriers.  Our personal lines products primarily include low-value dwelling insurance tailored for owners of lower valued homes, which we currently offer in Illinois, Indiana, Louisiana and Texas.

In our personal lines business, we largely target homeowners in need of dwelling insurance that is currently under-served by the insurance market, due to the modest value of their homes or the exposure to natural catastrophes in their geographic area.  Because these homeowners are under-served, this portion of the market is typically subject to less pricing pressure from larger nationwide insurers that offer a more commoditized product.  We believe our underwriting expertise enables us to compete effectively in these markets by evaluating and appropriately pricing risk.  In addition, we believe our willingness to meet these under-served segments of the personal lines insurance market fosters deeper relationships with, and increased loyalty from, the agents who distribute our products.  Our target personal lines customer has an average account size of $1,000 in premium.

Overall, we structure the multi-line distribution of our premium between commercial and personal lines to better diversify our business and mitigate the potential cyclical nature of either market.  In serving these markets, we write business on both an “admitted” and “E&S” basis.  As of December 31, 2020, approximately 44.4% of our gross written premiums were admitted, and approximately 55.6% were E&S.  Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are typically filed with and approved by the state insurance regulators.  Carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process.  Our corporate structure allows us to offer both admitted and E&S products in select markets through either CIC or WPIC.  Our experience with specialty insurance products enables us to react to new market opportunities and underwrite multiple specialty lines.

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

	Gross Written Premium by Segment
	2020	%	2019	%	2018	%
Commercial	$102,763	92%	$94,391	93%	$97,694	94%
Personal	8,572	8%	7,462	7%	6,674	6%
Total	$111,335	100%	$101,853	100%	$104,368	100%

	Gross Written Premiums by State
	2020	%	2019	%	2018	%
Michigan	$23,304	20.9%	$19,346	19.0%	$19,822	19.0%
Florida	13,573	12.2%	16,993	16.7%	23,389	22.4%
Texas	10,243	9.2%	8,236	8.1%	6,509	6.2%
California	8,140	7.3%	7,037	6.9%	5,691	5.5%
New York	6,386	5.7%	7,955	7.8%	3,845	3.7%
Pennsylvania	4,846	4.4%	6,015	5.9%	6,503	6.2%
Mississippi	4,612	4.1%	639	0.6%	291	0.3%
Ohio	3,823	3.4%	4,129	4.1%	4,025	3.9%
Indiana	3,559	3.2%	3,937	3.9%	3,914	3.8%
New Jersey	3,156	2.8%	2,051	2.0%	4,884	4.7%
Colorado	2,832	2.5%	3,044	3.0%	2,835	2.7%
All Other States	26,861	24.3%	22,471	22.1%	22,660	21.7%
Total	$111,335	100.0%	$101,853	100%	$104,368	100%

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

•

Conservative risk management with an emphasis on lowering volatility.  We focus on the risk/reward of insurance underwriting, while maintaining a prudent investment policy.  We employ conservative risk management practices and opportunistically purchase reinsurance to minimize our exposure to liability for individual risks.  In addition, we seek to maintain a diversified liquid investment portfolio to reduce overall balance sheet volatility.  As of December 31, 2020, our investments primarily consisted of fixed income investments with an average credit rating of “AA+” and an option adjusted duration of 3.6 years.

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

•

Proven management team.  Our senior management team has an average of over 27 years of experience in the insurance industry.  Our senior management team has successfully created, managed and grown numerous insurance companies and books of business, and has longstanding relationships with many independent agents and policyholders in our targeted markets.

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

In 2020, our top six independent agencies accounted for approximately 33% of our gross written premiums in our commercial lines, and our top four independent agencies accounted for approximately 26% of our gross written premiums in our personal lines.  We have long term relationships with each of these agencies.  We anticipate our concentration in these agencies will decrease in future periods as we establish relationships with additional agencies, as part of our strategic growth plan.  Our Insurance Company Subsidiaries market and distribute their products mainly through an independent agency network, however we utilize managing general agents and certain key wholesalers when appropriate.

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

Loss Reserve Development

The following table presents the development of our loss and loss adjustment expenses ("LAE") reserves from 2010 through 2020, net of reinsurance recoverables (dollars in thousands).

		Year Ended December 31,
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Net liability for losses and loss expenses	$18,795	$17,164	$17,547	$24,956	$28,307	$30,017	$47,993	$67,830	$63,122	$84,667	$87,052
Liability re-estimated as of:
One year later	16,565	12,807	13,508	23,763	29,321	40,239	57,452	71,186	79,351	100,261
Two years later	13,071	9,870	13,601	25,521	33,274	52,321	60,453	87,536	94,786
Three years later	10,300	10,038	13,821	26,560	38,569	58,251	69,833	95,367
Four years later	10,698	10,064	13,860	27,784	40,822	62,185	74,381
Five years later	10,926	10,227	13,980	27,920	42,274	64,547
Six years later	11,215	10,414	14,048	28,339	42,967
Seven years later	11,402	10,471	13,982	28,655
Eight years later	11,463	10,404	14,050
Nine years later	11,396	10,450
Ten years later	11,396
Net cumulative redundancy (deficiency)	$7,399	$6,714	$3,497	$(3,699)	$(14,660)	$(34,530)	$(26,388)	$(27,537)	$(31,664)	$(15,594)

Cumulative amount of net liability paid as of:
One year later	4,112	$3,383	$5,186	$13,245	$16,091	$20,200	$29,533	$44,521	$29,520	$40,244
Two years later	6,277	6,092	9,106	19,711	24,060	35,972	56,962	62,369	57,864
Three years later	8,302	7,917	11,444	23,241	32,699	50,676	61,168	77,409
Four years later	9,372	8,788	13,015	26,056	37,474	58,317	66,556
Five years later	9,971	9,730	13,522	27,217	40,438	61,349
Six years later	10,799	10,167	13,903	27,780	41,979
Seven years later	11,219	10,398	13,878	28,384
Eight years later	11,416	10,373	13,923
Nine years later	11,387	10,380
Ten years later	11,387

Gross liability-end of year	32,047	29,574	24,843	28,909	31,532	35,423	54,651	87,896	92,807	107,246	111,270
Reinsurance recoverable on unpaid losses	13,252	12,410	7,296	3,952	3,225	5,405	6,658	20,066	29,685	22,579	24,218
Net liability-end of year	18,795	17,164	17,547	24,957	28,307	30,018	47,993	67,830	63,122	84,667	87,052

Gross liability re-estimated - latest	21,934	18,503	20,128	34,964	51,712	81,697	108,920	156,288	146,606	129,319
Reinsurance recoverable on unpaid losses re-estimated - latest	10,538	8,054	6,078	6,310	8,745	17,150	34,539	60,921	51,820	29,058
Net liability re-estimated - latest	11,396	10,449	14,050	28,654	42,967	64,547	74,381	95,367	94,786	100,261
Gross cumulative redundancy (deficiency)	$10,113	$11,071	$4,715	$(6,055)	$(20,180)	$(46,274)	$(54,269)	$(68,392)	$(53,799)	$(22,073)

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

As our historical data for a particular line of business increases, both in terms of the number of years of loss experience and the size of our data pool, we will increasingly rely upon our own loss experience rather than industry loss experience in establishing our loss and LAE reserves.  We applied reserving practices consistent with historical methodologies and incorporated specific analyses where appropriate.

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

Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers.  Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers.  The Company's assessments from insolvency funds were minimal for the years ended December 31, 2020, 2019, and 2018.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market.  Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage.  These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis.  To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company.  For the years ended December 31, 2020, 2019, and 2018, total assessments paid to all such facilities were minimal.

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

Effect of Federal Legislation

The Terrorism Risk Insurance Act, (“TRIA”), was enacted in November 2002.  After several extensions, Congress enacted the Terrorism Risk Insurance Program Reauthorization of 2015 (“Act”).  The Act was extended through December 31, 2027 in December of 2019.  The Act continues to require insurance companies to offer terrorism coverage.  There is minimal exposure to this coverage as most of our policyholders decline this coverage option.

Employees

At December 31, 2020, we had 148 employees.  Substantially all of our employees are full-time.  Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement.  We believe we have good working relations with our employees.

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

We have listed below the material risk factors applicable to us grouped into the following categories: Operational Risks; Investment Risks; Liquidity Risks; Legal and Regulatory Risks Rating Agency Risks; Ownership of Our Common Stock Risks; and Ownership of Our Publicly Traded Debt Risks.

Operational Risks

The effects of the COVID-19 pandemic and its economic and societal impact could adversely impact our businesses, assets and financial performance.

COVID-19 has caused significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally. The pandemic and the economic uncertainty may result in higher levels of loss and claims activity in certain lines of business and our premium revenue may reduce by a suppression of national and global commercial activity. If the ongoing pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms, or at all, and continue to meet our liquidity needs.  Additionally, the financial markets were particularly volatile in the first half of 2020 resulting in a significant decline in our investment portfolio asset values and correspondingly our Insurance Company Subsidiaries’ capital and surplus. While much of the market has rebounded, if there are further disruptions to the financial markets, they could again negatively impact the value and quality of our investment portfolio and impact our access to capital markets.

Governmental, regulatory and judicial actions in response to the COVID-19 pandemic may adversely affect our financial performance and our ability to conduct our businesses.

Insurance and financial regulators may attempt to impose new obligations on insurers in connection with the pandemic that could materially affect our business or profitability, including any retroactive change to the terms of existing insurance contracts that specifically exclude business interruption losses arising from the pandemic. While we believe that any retroactive attempt to rewrite the terms of existing contracts would be unconstitutional, we cannot be certain of ultimate judicial outcomes. In addition, there is a risk that novel litigation theories, in conjunction with a diverse range of potential jury and judicial venues across many jurisdictions, could give rise to unforeseen pandemic related liability.

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

The uncertainties we encounter in establishing our loss reserves include:

•

For the majority of our policies, we are obligated to pay any covered loss that occurs while the policy is in force.  Accordingly, claims may be reported and develop many years after a policy has lapsed;

•

Even when a claim is received, it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time;

•	New theories of liability are enforced retroactively from time to time by courts;
•

Volatility in the financial markets, economic events, weather events and other external factors may result in an increase in the number of claims and the severity of the claims reported.  In addition, elevated inflationary conditions would, among other things, drive loss costs to increase;

•	When we enter new lines of business, or encounter new theories of claims liability, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated; and
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

Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets.  In order to accurately price our policies, we must:

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

In addition, as a result of current industry non-weather factors, such as the increase in litigation surrounding the Assignment of Benefits claims and lawsuits in Florida, in particular, we may experience additional losses that could adversely affect our financial position and results of operations.

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

We compete with a large number of other companies in our selected lines of business.  Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher financial strength ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we do.  Insurers in our markets generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage.  Although pricing is influenced to some degree by that of our competitors, it is not in our best interests to compete solely on price, and we may from time-to-time experience a loss of market share during periods of intense price competition.  A number of new, proposed or potential legislative or industry developments could further increase competition in our industry including, but not limited to:

•	An increase in capital‑raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;
•

The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our E&S lines of insurance business; and

•

Changing practices caused by the Internet may lead to greater competition in the insurance business.  Among the possible changes are shifts in the way insurance is purchased.  If our distribution model were to be significantly altered by changes in the way products are marketed, including, without limitation, through use of the Internet, it could have a material adverse effect on our premiums, underwriting results and profits.

There is no assurance that we will be able to continue to compete successfully in the insurance markets in which we participate.  Increased competition in our market could result in a change in the supply and/or demand for insurance, affect our ability to price our products at risk‑adequate rates and retain existing business, or underwrite new business on favorable terms.  If this increased competition so limits our ability to transact business, our operating results could be adversely affected.

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

Our systems may be damaged, disrupted, or shut down due to unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery planning may be ineffective or inadequate.  Information technology security threats from user error to cybersecurity attacks are increasing in frequency and sophistication.  These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.  The potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs.  A sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions.  We could also be subject to fines and penalties related to a security breach.  The cost to remedy a severe breach could be substantial.

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

The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, each of which can affect our business volume and profitability.  The availability of reasonably affordable reinsurance is a critical element of our business plan.  One important way we utilize reinsurance is to reduce volatility in claims payments by limiting our exposure to losses from large risks.  Another way we use reinsurance is to purchase substantial protection against concentrated losses when we enter new markets.  As a result, our ability to manage volatility and avoid significant losses, expand into new markets or grow by offering insurance to new kinds of enterprises may be limited by the unavailability of reasonably priced reinsurance.  We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness.  Under such circumstances, we may have to reduce the level of our underwriting commitments, which would reduce our revenues.

Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them.  Some exclusions relate to risks that we cannot exclude from the policies we write due to business or regulatory constraints.  In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written.  As a result, we, like other direct insurance companies, write insurance policies which, to some extent, do not have the benefit of reinsurance protection.  These gaps in reinsurance protection expose us to greater risk and greater potential losses.  For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates.

We distribute our insurance products through a select group of agents, several of which account for a significant portion of our business, and there can be no assurance that such relationships will continue, or if they do continue, that the relationship will be on favorable terms to us. In addition, reliance on agents subjects us to their credit risk.

Our distribution model depends almost entirely on the agencies that distribute our products.  In 2020, six independent agencies accounted for approximately 33% of our gross written premiums in our commercial lines, and four independent agencies, accounted for approximately 26% of our gross written premiums in our personal lines.  We cannot assure you that these relationships, or our relationships with any of our agencies will continue.  Even if the relationships do continue, they may not be on terms that are profitable for us.  The termination of a relationship with one or more significant agents could result in lower premium revenue and could have a material adverse effect on our results of operations or business prospects.

Certain premiums from policyholders, where the business is produced by agents, are collected directly by the agents and forwarded to our Insurance Company Subsidiaries.  In certain jurisdictions, when the insured pays its policy premium to these agents for payment on behalf of our Insurance Company Subsidiaries, the premiums might be considered to have been paid under applicable insurance laws and regulations.  Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premiums from that agent.  Consequently, we assume a degree of credit risk associated with agents.  There may be instances where agents collect premiums but do not remit them to us and we may be required to provide the coverage set forth in the policy despite the absence of premiums.  If we are unable to collect premiums from agents, underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

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

Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the infrequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.

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

Our policies include provisions to limit our exposure to known risks. In addition, we design our policy terms to manage our exposure to expanding theories of legal liability like those which have given rise to claims for lead paint, asbestos, mold, construction defects and environmental matters.  Many of the policies we issue also include conditions requiring the prompt reporting of claims to us and entitle us to decline coverage in the event of a violation of that condition.  Also, many of our policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought against our policyholders.

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge.  These issues may adversely affect our business by either extending coverage beyond the underwriting intent or by increasing the size or number of claims.

It is possible that a court or regulatory authority could nullify or void any number of the provisions we put in place to limit our exposure.  Regulatory authorities or courts may not interpret the limitations or exclusions that we included in the policies in the manner we intended.  Or legislation could be enacted modifying or barring the use of such endorsements and limitations.  These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations.  In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes.  As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.

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

Changes to reference rates could materially adversely affect our earnings.

LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including our credit agreement, is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Company’s cost of variable rate debt and certain derivative financial instruments. The Company will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may be detrimental to our financial position or operating results.

Damage to our reputation could have a material adverse effect on our business.

Our reputation is one of our key assets. Our ability to attract and retain policyholders is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these or other matters, including from actual or alleged conduct by us or our employees, could damage our reputation. Any resulting erosion of trust and confidence among existing and potential policyholders, regulators and other parties important to the success of our business could make it difficult for us to attract new policyholders and maintain existing ones, which could have a material adverse effect on our business, financial condition and results of operations.

Investment Risks

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

The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities held, or due to deterioration in the financial condition of an entity that guarantees an issuer’s payments of such investments.  Such defaults and impairments could reduce our net investment income and result in realized investment losses.

A severe economic downturn could cause us to incur substantial realized and unrealized investment losses in future periods, which would have an adverse impact on our financial condition, results of operations, debt and financial strength ratings, Insurance Company Subsidiaries’ capital liquidity and ability to access capital markets.  In addition, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.

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

Liquidity Risks

Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.

As of December 31, 2020, we had $24.4 million of senior unsecured notes (the “Notes”) outstanding, $10.5 million of subordinated notes (the "Subordinated Notes") outstanding, and $7.7 million outstanding on our line of credit.  The $7.7 million includes a $2.7 million loan from the line of credit Lender pursuant to the Paycheck Protection Program (“PPP loan”) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act administered by the U.S. Small Business Administration (“SBA”).  See Note 7 ~ Debt for additional details.  We are subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. Our ability to make payments on our indebtedness is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital.  We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements.  In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives.  In addition, the line of credit and the Subordinated Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  If we are unable to meet debt covenant requirements or to obtain future waivers regarding such failures, we could be in breach of our credit agreement.  Any such breach could cause significant disruption to our operations, including a requirement to immediately repay our indebtedness, and would have severe adverse effects on our liquidity and financial flexibility.

Our ability to meet ongoing cash requirements, service debt and pay dividends may be limited by our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries.

We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries and, as a result, our principal sources of funds are payments from our Insurance Company Subsidiaries, including intercompany service fees and dividends.  Our ability to meet our obligations on our outstanding debt and pay our expenses, depends on continuing to receive sufficient funds from our Insurance Company Subsidiaries.  We have met our outstanding cash flow obligations at the holding company level primarily through intercompany service fees we receive as well as direct expense reimbursements.  We may also use dividends from our Insurance Company Subsidiaries, however, insurance regulations limit such dividend payments.  At this time any dividend payment from our Insurance Company Subsidiaries would need prior regulatory approval.   Any significant reduction in the intercompany service fees we receive, and any regulatory or other limitations on the payment of dividends to us from our Insurance Company Subsidiaries, may adversely affect our ability to meet our debt obligations and pay our expenses.

Legal and Regulatory Risks

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

The State of Michigan has adopted the NAIC’s calculation to measure the adequacy of statutory capital of U.S.‑based insurers, known as Risk-Based Capital ("RBC").  The RBC calculation establishes the minimum amount of capital necessary for a company to support its overall business operations.  Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation.  Failure to maintain adequate RBC at the required levels could adversely affect the ability of our Insurance Company Subsidiaries to maintain regulatory authority to conduct their business.

The State of Michigan has adopted the NAIC’s holding company act and regulations.  This act requires, among other things, that:

•

An insurance holding company system’s ultimate controlling person submit an annual enterprise risk report to its domiciliary state insurance regulator which identifies activities, circumstances or events involving one or more affiliates of an insurer that may have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole,

•	A controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, and
•	Insurers comply with certain minimum requirements for cost sharing and management agreements between the insurer and its affiliates.

The State of Michigan also adopted the NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”).  The ORSA Model Act requires that an insurance holding company system’s Chief Risk Officer to submit annually to its domiciliary regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”).  The ORSA is a confidential internal assessment conducted by that insurer of the material and relevant risks identified by the insurer associated with the insurer’s current business plan and the sufficiency of capital resources to support those risks.  The Company is currently exempt from providing an ORSA summary report as it does not meet the minimum premium requirements.  We may be required to comply with this requirement in the future if our premium revenue increases.

We cannot predict the impact these requirements or any other regulatory requirements may have on our business, financial condition or results of operations.

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements.  Failure to meet these requirements could subject us to regulatory action.

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states of domicile and each state in which they issue policies.  As of December 31, 2020, our Insurance Company Subsidiaries were in compliance with all such reserves.  Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements will subject it to corrective action.  This may include requiring the adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control.  It may also result in our Insurance Company Subsidiaries being limited in their ability to make a dividend to us and could be a factor in causing rating agencies to downgrade our ratings.  Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.

We may become subject to additional government or market regulation which may have a material adverse impact on our business.

Market disruptions like those experienced during the credit‑driven financial market collapse in 2008, as well as the dramatic increase in the capital allocated to alternative asset management during recent years, have led to increased governmental as well as self‑regulatory scrutiny of the insurance industry in general.  In addition, certain legislation proposing greater regulation of the industry is periodically considered by governing bodies of some jurisdictions.

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

Rating Agency Risks

A decline in our financial strength rating may result in a reduction of new or renewal business.

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M.  Best Company, Inc. (“A.M. Best”) and Kroll Bond Rating Agency ("Kroll") as an important means of assessing the financial strength and quality of insurers.  In setting their ratings, A.M. Best and Kroll utilize a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile.  These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management.  For A.M. Best, the ratings range from A++, or superior, to F for in liquidation.  Kroll's ratings range from AAA (extremely strong) to R (under regulatory supervision).  As of the filing date of this Annual Report on Form 10-K, A.M. Best has assigned financial strength ratings of B++ with a stable outlook for CIC and WPIC.  A rating of B++ means A.M. Best considers both companies to have a “good” ability to meet ongoing financial obligations.  Kroll has given CIC and WPIC an insurance financial strength rating of BBB+ with a stable outlook as of the date of this Annual Report on Form 10-K.  A BBB+ rating indicates that the insurer's financial condition is adequate.

A.M. Best and Kroll assign ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its financial obligations to policyholders and such ratings are not evaluations directed to investors.  A.M. Best and Kroll periodically review our ratings and may revise ratings downward or revoke them at their sole discretion based primarily on their analyses of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile.  Factors that could affect such analyses include but are not limited to:

•	If unfavorable financial, regulatory or market trends affect us, including excess market capacity;
•	If we incur operating losses or significant investment portfolio losses;
•	If we have unresolved issues with government regulators;
•	If we are unable to retain our senior management or other key personnel;
•	If A.M. Best or Kroll alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.

In addition, with a heightened level of scrutiny placed on many financial institutions (including insurance companies) in recent years, rating agencies may increase the capital and other requirements to maintain certain ratings levels.  These and other factors could result in a downgrade of our rating.  A downgrade of our rating could cause our current and future agents, retail brokers and insureds to choose other, more highly‑rated competitors.  A downgrade of this rating could also increase the cost or reduce the availability of reinsurance to us. A downgrade or withdrawal of any rating could severely limit or prevent us from writing new and renewal insurance contracts and would have a material adverse effect on our financial condition and results of operations.

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

Ownership of Our Common Stock Risks

The price of our common stock may be volatile and limited public float and low trading volume for our shares may have an adverse impact on the share price or make it difficult to liquidate.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance.  These fluctuations could be significant and could cause a loss in the amount invested in our shares of common stock.

In addition, the stock market in general, and the market for insurance companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.  At times, securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities.  This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.

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

Our future capital requirements depend on many factors, including our ability grow premium volume and underwrite the business profitably. To the extent that our existing capital is insufficient, we may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:

•	Fund liquidity needs caused by underwriting or investment losses;
•	Replace capital lost in the event of significant losses or adverse reserve development;
•	Satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;
•	Meet rating agency or regulatory capital requirements; or
•	Respond to competitive pressures.

Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  Furthermore, any additional capital raised through the sale of equity could dilute your ownership interest in the Company and may cause the value of our shares to decline.  Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of the holders of our shares and may limit our flexibility in operating our business and make it more difficult to obtain capital in the future.  Disruptions, uncertainty, or volatility in the capital and credit markets may also limit our access to capital required to operate our business.  If we are not able to obtain adequate capital, our business, financial condition and results of operations could be materially adversely affected.

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

In addition, any determination to declare or pay future dividends to our shareholders will be at the discretion of our Board and will depend on a variety of factors, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our Board deems relevant.

Our principal shareholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to shareholder approval.

As of December 31, 2020, our executive officers, directors, 5% shareholders and their affiliates owned approximately 70.0% of our voting stock.  Therefore, these shareholders have the ability to influence us through their ownership position.  These shareholders may be able to significantly influence all matters requiring shareholder approval.  For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to related compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, we are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition.  We are also subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and provisions of the Sarbanes‑Oxley Act and the regulations promulgated thereunder, which imposes significant compliance obligations upon us.

The Sarbanes‑Oxley Act and the Dodd‑Frank Act, as well as rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies.  Our efforts to comply with these laws, regulations and standards have increased our operating costs and may divert management’s time and attention from revenue‑generating activities.

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

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the Board, which is responsible for appointing members of our management.

In addition, our 2015 Omnibus Incentive Plan permits the Board or a committee thereof to accelerate, vest or cause the restrictions to lapse with respect to outstanding equity awards, in the event of, or immediately prior to, a change in control.  Such vesting or acceleration could discourage the acquisition of our Company.

We could also become subject to certain anti‑takeover provisions under Michigan law which may discourage, delay or prevent someone from acquiring us or merging with us, whether or not an acquisition or merger is desired by or beneficial to our shareholders.  If a corporation’s board of directors chooses to “opt in” to certain provisions of Michigan Law, such corporation may not, in general, engage in a business combination with any beneficial owner, directly or indirectly, of 10% of the corporation’s outstanding voting shares unless the holder has held the shares for five years or more or, among other things, the board of directors has approved the business combination.  Our Board has not elected to be subject to this provision, but could do so in the future.  Any provision of our amended and restated articles of incorporation or bylaws or Michigan law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares, and could also affect the price that some investors are willing to pay for our common stock otherwise.

Ownership of Our Publicly Traded Debt Risks

Our ability to meet our obligations on our outstanding debt, including making principal and interest payments on the Notes and the Subordinated Notes, may be limited by our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries.

We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries and, as a result, our principal sources of funds are payments from our Insurance Company Subsidiaries, including intercompany service fees and dividends.  Our ability to meet our obligations on our outstanding debt obligations, including making principal and interest payments on the Notes, depends on continuing to receive sufficient funds from our Insurance Company Subsidiaries.  We have met our outstanding debt obligations primarily through intercompany service fees we receive.  We may also use dividends from our Insurance Company Subsidiaries, however, insurance regulations limit such dividend payments.  Dividend payments may be further constrained by rating agency capital requirements or other business considerations.  As a result, our ability to use dividends as a source of funds to meet our debt obligations may be significantly limited.  Any significant reduction in the intercompany service fees we receive, and any regulatory and other limitations on the payment of dividends to us by our Insurance Company Subsidiaries, may adversely affect our ability to pay interest on the Notes as it comes due and the principal of the Notes at their maturity.

Although the Notes are currently listed on Nasdaq, the trading market for the Notes may be limited, which could affect the market price of the Notes or your ability to sell them.

Although the Notes are currently listed on Nasdaq, we cannot provide any assurances that it will remain on Nasdaq or that an active trading market will exist for the Notes or that you will be able to sell your Notes.  The Notes may trade at a discount to their face value depending on access to markets, prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors.  We cannot assure you that a liquid trading market will be available for the Notes, that you will be able to sell the Notes at a particular time or that the price you receive when you sell will be favorable.  To the extent an active trading market does not exist, the liquidity and trading price for the Notes may be harmed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on the Notes and substantially decrease the market value of the Notes.  If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness.  In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under any other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

There are limited covenants in the Indenture relating to our Notes.

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

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Conifer Holdings, Inc. and not of any of our subsidiaries.  None of our subsidiaries is a guarantor of the Notes and the Notes are not guaranteed by any subsidiary we may acquire or create in the future.  Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Notes.  Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims.  Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish.  Our subsidiaries may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the Notes.

The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section or any number of our financial filings or disclosures or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability.  A decrease in the market price of our common stock could adversely impact the trading price of the Notes.

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

Corporate Counsel
Honigman Miller Schwartz and Cohn, LLP
600 Woodward Avenue
2290 First National Building
Detroit, MI 48226-3506

Shareholder Relations and Form 10-K

A copy of our 2020 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@cnfrh.com.

Share Price and Dividend Information

Our common stock is traded on the Nasdaq under the symbol “CNFR.” The following table sets forth the high and low sale prices of our common shares as reported by the Nasdaq for each period shown:

	High	Low
2019
First Quarter	4.86	3.70
Second Quarter	4.80	3.42
Third Quarter	4.00	3.20
Fourth Quarter	4.50	3.50

2020
First Quarter	4.14	2.00
Second Quarter	3.87	2.18
Third Quarter	4.00	2.19
Fourth Quarter	5.00	2.16

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

Shareholders of Record

As of March 11, 2021, there were 26 shareholders of record of our common stock.  A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Repurchases of Company's Stock

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock.  Shares may be purchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time, at the discretion of the Company.  The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met.  Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market.  The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions.  The repurchase program does not include specific price targets or timetables.  For the year ended December 31, 2020, the Company repurchased 2,398 shares of stock valued at approximately $8,000 related to the stock repurchase program.  The Company also repurchased 9,188 shares of stock valued at approximately $28,000 related to the vesting of the Company’s restricted stock units. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

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

No underwriters were involved in the foregoing sale of securities.  The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial information of Conifer Holdings, Inc. and Subsidiaries as of the dates and for the periods indicated.  The selected financial data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 were derived from our audited consolidated financial statements and related notes thereto.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Results:
Gross written premiums	$111,335	$101,853	$104,368	$114,284	$114,923
Ceded written premiums	(18,395)	(14,129)	(15,282)	(23,044)	(14,994)
Net written premiums	$92,940	$87,724	$89,086	$91,240	$99,929
Net earned premiums	$89,103	$89,089	$93,811	$91,729	$89,627
Net investment income	3,156	4,031	3,336	2,728	2,173
Net realized investment gains	8,126	1,196	61	70	1,365
Change in fair value of equity securities	228	(427)	121	—	—
Other gains (losses) (1)	260	—	—	750	(400)
Other income	2,615	2,109	1,582	1,560	1,118
Total revenue	103,488	95,998	98,911	96,837	93,883
Losses and loss adjustment expenses, net	56,228	59,744	62,515	73,917	59,003
Policy acquisition costs	26,105	24,911	25,534	26,245	25,280
Operating expenses	18,468	17,582	17,683	17,367	17,596
Interest expense	2,925	2,882	2,644	1,362	647
Total expenses	103,726	105,119	108,376	118,891	102,526
Income (loss) before income taxes	(238)	(9,121)	(9,465)	(22,054)	(8,643)
Equity earnings (losses) in affiliates, net of tax	839	386	290	65	129
Income tax expense (benefit)	6	(913)	52	(447)	(77)
Net income (loss)	595	(7,822)	(9,227)	(21,542)	(8,437)
Net income (loss) allocable to common shareholders	$595	$(7,822)	$(9,227)	$(21,542)	$(8,437)
Net income (loss) per share allocable to common shareholders, basic and diluted	$0.06	$(0.88)	$(1.08)	$(2.74)	$(1.11)
Weighted average common shares outstanding, basic and diluted	9,625,059	8,880,107	8,543,876	7,867,344	7,618,588

	Year Ended December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and invested assets	$191,400	$177,196	$150,894	$169,518	$141,023
Reinsurance recoverables	26,356	27,734	34,745	24,539	7,498
Total assets	261,597	247,265	232,752	239,032	203,701
Unpaid losses and loss adjustment expenses	111,270	107,246	92,807	87,896	54,651
Unearned premiums	56,224	51,503	52,852	57,672	58,126
Debt	40,997	35,824	33,502	29,027	17,750
Total liabilities	217,184	204,540	190,589	186,206	135,907
Total shareholders’ equity attributable to Conifer	44,413	42,725	42,163	52,826	67,794

Other Data:
Shareholders’ equity per common share outstanding	$4.59	$4.45	$4.97	$6.20	$8.88
Regulatory capital and surplus (2)	64,066	59,561	63,993	62,451	62,189

	2020	2019	2018	2017	2016
Underwriting Ratios:
Loss ratio	62.8%	66.8%	66.4%	79.9%	65.0%
Expense ratio	45.6%	44.0%	45.9%	44.8%	47.2%
Combined ratio	108.4%	110.8%	112.3%	124.7%	112.2%

(1)

In 2017, the Company recognized a $750,000 gain on the sale of the renewal rights of a portion of the low value dwelling book of business to another insurer.  In 2016, the value of intangible assets recorded for insurance licenses were written off when two affiliated insurance subsidiaries were merged.

(2)

Regulatory and capital surplus is the excess of assets over liabilities of our Insurance Company Subsidiaries and is determined in accordance with statutory accounting principles as determined by the domiciliary state for each Insurance Company Subsidiary.  In 2018, CIC issued a surplus note to WPIC for $10.0 million.  The $10.0 million surplus note is eliminated from the combined regulatory capital and surplus balance as of December 31, 2020, 2019, and 2018.

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

Recent Developments

COVID-19 (the “Pandemic”) is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally. Our exposure to the Pandemic is manifold. The majority of our employees are now working remotely in observance of “shelter-in-place” or “stay-at-home” government orders. A significant portion of our revenues are generated from the hospitality sector of the U.S. economy, which has seen unprecedented contraction, at least in the near term, in an effort to mitigate the effects of the Pandemic.  We have continued to provide customer service, process new and renewal business, handle claims and otherwise manage all operations even though the vast majority of the staff is working remotely. At this time, however, we are not able to provide additional forward-looking guidance as there is significant uncertainty regarding the ultimate impact of the Pandemic.

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

Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states.  Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana and Texas.  Due to ongoing Florida-based industry events, we have been de-emphasizing our Florida homeowners’ business and reducing our exposures in that state, as well as other wind-exposed states like Texas and Hawaii.

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

The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2020 (dollars in thousands):

Line of Business	Case Reserves	IBNR Reserves	Total Reserves	Ratio of IBNR to Total Reserves
Commercial Lines	$48,576	$36,316	$84,892	42.8%
Personal Lines	1,511	649	2,160	30.0%
Total Lines	$50,087	$36,965	$87,052	42.5%

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

The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2020.  We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2020 reported pre-tax income and on net income and shareholders’ equity at December 31, 2020.  We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor.  We also believe that such changes to our reserve balance would not have a material impact on our operating results, financial position, or liquidity. The net income and shareholders' equity amounts include an income tax rate assumption of 21%.  The dollar amounts in the table are in thousands.

		December 31, 2020		Potential Impact on 2020
	Ultimate Loss and LAE Sensitivity Factor	Net Ultimate Loss and LAE	Net Loss and LAE Reserves	Pre- Tax Income	Shareholders' Equity
Increased Ultimate Losses & LAE
Accident Year 2020	10.0%	$40,625	$27,035	$4,062	$3,209
Accident Year 2019	5.0%	49,270	23,095	2,463	1,946
Accident Year 2018	2.5%	60,671	18,964	1,517	1,198
Prior to 2018 Accident Years	—%	—	17,958	—	—

Decreased Ultimate Losses & LAE
Accident Year 2020	(10.0)%	40,625	27,035	(4,062)	(3,209)
Accident Year 2019	(5.0)%	49,270	23,095	(2,463)	(1,946)
Accident Year 2018	(2.5)%	60,671	18,964	(1,517)	(1,198)
Prior to 2018 Accident Years	—%	—	17,958	—	—

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

As of December 31, 2020, we have federal and state income tax net operating loss (“NOL”) carryforwards of $59.2 million and $17.1 million, respectively.  Of the NOL carryforwards, $49.3 million will expire in tax years 2028 through 2039 and $9.9 million will never expire.  Of the federal NOL amount, $14.1 million are subject to limitations under Section 382 of the Internal Revenue Code.  These net NOL carryforwards are limited in the amount that can be utilized in any one year and may expire before they are realized.  At this time we do not expect that any of the remaining NOL carryforwards will expire before utilized.

The carrying value of our gross deferred tax asset for the NOL carryforwards is equal to the total NOL carryforward amount times the applicable federal and state tax rates, and was $13.3 million and $13.5 million as of December 31, 2020 and 2019, respectively.  Total gross deferred tax assets were $17.2 million as of December 31, 2020 and 2019.  A valuation allowance of $13.3 million and $13.6 million has been recorded against the gross deferred tax assets as of December 31, 2020 and 2019, respectively, as the Company has recognized a three-year cumulative loss as of December 31, 2020 which is significant negative evidence to support the lack of recoverability of those deferred tax assets in accordance with ASC 740, Income Taxes.  If the $13.3 million valuation allowance as of December 31, 2020 were reversed in the future, it would increase book value by $1.37 per share.  The net deferred tax liabilities were zero as of December 31, 2020 and 2019.

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

	For the Years Ended December 31,
	2020	2019	2018
Net income (loss)	$595	$(7,822)	$(9,227)
Less:
Net realized investment gains and other gains, net of tax	8,386	1,196	61
Tax effect of unrealized gains and losses on investments	—	824	0
Change in fair value of equity securities, net of tax	228	(427)	121
Net (increase) decrease in deferred gain on losses ceded to ADC, net of tax	—	5,677	(5,677)
Adjusted operating income (loss)	$(8,019)	$(15,092)	$(3,732)

Weighted average common shares, diluted	9,625,059	8,880,107	8,543,876

Diluted income (loss) per common share:
Net income (loss)	$0.06	$(0.88)	$(1.08)
Net realized investment gains and other gains, net of tax	0.87	0.13	0.01
Tax effect of unrealized gains and losses on investments	—	—	—
Change in fair value of equity securities, net of tax	0.02	(0.05)	0.01
Net (increase) decrease in deferred gain on losses ceded to ADC, net of tax	—	0.64	(0.66)
Adjusted operating income (loss) per share	$(0.83)	$(1.69)	$(0.44)

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

Executive Overview

For the year ended December 31, 2020, we continued to see growth in our commercial and personal lines in areas where we have had the most success.  Our commercial lines gross written premiums increased by $8.4 million, or 8.9%, to $102.8 million in 2020, compared to $94.4 million in 2019.  Personal lines gross written premiums increased by $1.1 million, or 14.9% to $8.6 million in 2020, compared to $7.5 million in 2019.

The Company’s commercial lines experienced low claims activity during 2020 due to COVID-19.  While substantially all businesses maintained their insurance, liability losses were lower as restaurants, bars, and other small businesses were required to limit business or totally shut down for a period of time.  This reduced the potential to incur liability losses and contributed to the lower current accident year loss ratio.  Potential exposures to COVID-19 losses were minimal as we include strict exclusions to business interruption coverage related to bacterial or viral causes on most policies and require physical property damage for the business interruption coverage to be effective on all policies.  We also do not provide coverage relating to event cancellations, travel insurance or other coverages that could directly generate such losses. We believe we also have limited exposures relating to our workers compensation coverages which are generally companion coverages with our existing commercial policies, which represents a small amount of our overall premiums and does not appear to be heavily exposed to COVID-19-related losses.

The Company reported net income of $595,000, or $0.06 per share, in 2020, compared to a net loss of $7.8 million, or $0.88 per share, in 2019.

Adjusted operating loss, a non-GAAP measure, was $8.0 million, or $0.83 per share, for the year ended December 31, 2020, compared to an adjusted operating loss of $15.1 million, or $1.69 per share, for the year ended December 31, 2019.

The 2020 results were mainly driven by net realized investment gains, and net investment income of $8.1 million and $3.2 million, respectively.  The largest difference between net income and the adjusted operating loss is related to the $8.4 million of net realized investment gains, and other gains, net of tax.

The impact from Hurricanes Harvey and Irma continued to recede in 2020.  Loss development on Hurricane Harvey was $89,000 in 2020 compared to $313,000 in 2019.  Catastrophe reinstatement costs from Irma were $195,000 in 2020, compared to $495,000 in 2019.

In an effort to reduce interest costs, we restructured our debt during 2018 by issuing $25.3 million of public senior unsecured notes (the "Notes") and paid down $19.5 million of our subordinated notes to $10.5 million.

Results of Operations - 2020 Compared to 2019

The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary Operating Results

	Years Ended December 31,
	2020	2019	$ Change	% Change
Gross written premiums	$111,335	$101,853	$9,482	9.3%

Net written premiums	$92,940	$87,724	$5,216	5.9%

Net earned premiums	$89,103	$89,089	$14	0.02%
Other income	2,615	2,109	506	24.0%
Losses and loss adjustment expenses, net	56,228	59,744	(3,516)	(5.9%)
Policy acquisition costs	26,105	24,911	1,194	4.8%
Operating expenses	18,468	17,582	886	5.0%
Underwriting gain (loss)	(9,083)	(11,039)	1,956	17.7%
Net investment income	3,156	4,031	(875)	(21.7%)
Net realized investment gains	8,126	1,196	6,930	*
Change in fair value of equity securities	228	(427)	655	*
Other gains (losses)	260	—	260	*
Interest expense	2,925	2,882	43	1.5%
Income (loss) before income taxes	(238)	(9,121)	8,883	*
Equity earnings (losses) in Affiliate, net of tax	839	386	453	117.4%
Income tax expense (benefit)	6	(913)	919	*
Net income (loss)	$595	$(7,822)	$8,417	*
Underwriting Ratios:
Loss ratio (1)	62.8%	66.8%
Expense ratio (2)	45.6%	44.0%
Combined ratio (3)	108.4%	110.8%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

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

Our premiums are presented below for the years ended December 31, 2020 and 2019 (dollars in thousands):

Summary of Premium Revenue

	Years Ended December 31,
	2020	2019	$ Change	% Change
Gross written premiums
Commercial lines	$102,763	$94,391	$8,372	8.9%
Personal lines	8,572	7,462	1,110	14.9%
Total	$111,335	$101,853	$9,482	9.3%

Net written premiums
Commercial lines	$85,385	$81,966	$3,419	4.2%
Personal lines	7,555	5,758	1,797	31.2%
Total	$92,940	$87,724	$5,216	5.9%

Net Earned premiums
Commercial lines	$82,409	$83,858	$(1,449)	(1.7%)
Personal lines	6,694	5,231	1,463	28.0%
Total	$89,103	$89,089	$14	0.02%

Gross written premiums increased by $9.5 million, or 9.3%, to $111.3 million for the year ended December 31, 2020, as compared to $101.9 for the year ended December 31, 2019.  The increase was attributable to an increase in written premium in our small business programs, which was slightly offset by a decrease in written premium in our hospitality programs.

Commercial lines gross written premiums increased $8.4 million, or 8.9%, to $102.8 million for the year ended December 31, 2020, as compared to $94.4 million for the year ended December 31, 2019.  Gross written premiums for our small business programs increased by $19.1 million, or 41.5%, to $65.1 million for the year ended December 31, 2020, compared to $46.0 million for the year ended December 31, 2019.  This increase was offset by our hospitality programs gross written premiums, which decreased by $10.7 million, or 22.1%, to $37.7 million for the year ended December 31, 2020, compared to $48.4 million for the year ended December 31, 2019.

Personal lines gross written premiums increased $1.1 million, or 14.9%, to $8.6 million for the year ended December 31, 2020, compared to $7.5 million for the same period in 2019.  This increase was largely driven by our low value dwelling business.

Net written premiums increased $5.2 million, or 5.9%, to $92.9 million, for the year ended December 31, 2020, as compared to $87.7 million for the year ended December 31, 2019.  The increase was primarily due to the growth experienced in the commercial lines business.  However, increased reinsurance rates tempered the growth of gross written premiums.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income increased by $506,000, or 24.0%, to $2.6 million for the year ended December 31, 2020, as compared to $2.1 million in 2019.  The increase in other income was primarily due to commissions from the growing wholesale agency business as well as increased fees charged on existing business.

Losses and Loss Adjustment Expenses

The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2020 and 2019 (dollars in thousands).

Year Ended December 31, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$38,021	$2,613	$40,634
Net (favorable) adverse development	15,242	352	15,594
Calendar year net loss and LAE	$53,263	$2,965	$56,228

Accident year loss ratio	46.0%	38.2%	45.4%
Net (favorable) adverse development	18.4%	5.1%	17.4%
Calendar year loss ratio	64.4%	43.3%	62.8%

Year Ended December 31, 2019	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$45,690	$3,502	$49,192
Net (favorable) adverse development	7,566	2,986	10,552
Calendar year net loss and LAE	$53,256	$6,488	$59,744

Accident year loss ratio	54.3%	65.2%	55.0%
Net (favorable) adverse development	9.0%	55.5%	11.8%
Calendar year loss ratio	63.3%	120.7%	66.8%

Net losses and LAE decreased by $3.5 million, or 5.9%, for the year ended December 31, 2020, as compared to the same period in 2019.  The calendar year loss ratios were 62.8% and 66.8% for the years ended December 31, 2020 and 2019, respectively.

The $15.6 million of adverse development in 2020 consisted of $15.2 million from commercial lines and $352,000 from personal lines and mostly related to the 2018 and 2017 accident years.

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

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2020	2019

Commercial Lines
Policy acquisition costs	30.3%	28.0%
Operating expenses	15.3%	15.3%
Total	45.6%	43.3%

Personal Lines
Policy acquisition costs	29.9%	32.4%
Operating expenses	15.6%	23.0%
Total	45.5%	55.4%

Total Underwriting
Policy acquisition costs	30.3%	28.2%
Operating expenses	15.3%	15.8%
Total	45.6%	44.0%

Our expense ratio increased by 1.6%, to 45.6% for the year ended December 31, 2020, as compared to the same period in 2019.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  The percentage of policy acquisition costs to net earned premiums and other income increased by 2.1%, from 28.2 in 2019 to 30.3% in 2020.  The acquisition cost ratio was higher mostly due to higher ceded premium rates in 2020 compared to 2019.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income was 15.3% and 15.8% for the years ended December 31, 2020 and 2019, respectively.  The operating expense ratio was lower due to our expense reduction efforts, partially offset by higher ceded premium rates discussed above.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the years ended December 31, 2020 and 2019 (dollars in thousands):

Underwriting Gain (Loss)

	Years Ended December 31,
	2020	2019	Change
Commercial Lines	$(8,307)	$(5,574)	$(2,733)
Personal Lines	766	(4,091)	4,857
Total Underwriting	(7,541)	(9,665)	2,124
Wholesale Agency	(474)	830	(1,304)
Corporate	(1,403)	(1,064)	(339)
Eliminations	335	(1,140)	1,475
Total underwriting income (loss)	$(9,083)	$(11,039)	$1,956

Investment Income

Net investment income decreased by $875,000, or 21.7%, to $3.1 million for the year ended December 31, 2020, compared to $4.0 million for the year ended December 31, 2019.  This decrease was due to a decrease in interest income in our debt securities.  This occurred because of the decreasing yields driven by the decrease in prevailing market interest rates.  Average invested assets as of December 31, 2020 were $176.5 million compared to $154.9 million for the same period in 2019.  The averaged invested asset balance was comprised 80.2% debt securities, 7.1% equity securities and 12.7% short-term investments as of December 31, 2020.  The average invested asset balance was comprised of 81.1% debt securities, 5.8% equity securities and 13.1% short-term investments as of December 31, 2019.

The portfolio’s average quality was AA+ and AA at December 31, 2020 and 2019, respectively.  The portfolio produced a tax-equivalent book yield of 1.6% and 2.6% for the years ended December 31, 2020 and 2019, respectively.  The option adjusted duration of the debt securities portfolio was 3.6 years and 2.8 years at December 31, 2020 and 2019, respectively.

The Company received a one-time dividend from an investment for $213,000 in the third quarter of 2019.

Realized Investment Gains

Net realized investment gains increased by $6.9 million, or 579%, to $8.1 million for the year ended December 31, 2020, as compared to $1.2 million for the year ended December 31, 2019.  The increase was attributed to the company harvesting gains from the increase in value of its bond portfolio in 2020.  The Company also experienced gains in its equity securities with the market increasing in value during the second half of 2020.  Some of these equity gains were realized upon sale.

Interest Expense

Interest expense was $2.9 million for the years ended December 31, 2020 and 2019.  We issued $25.3 million of public senior unsecured notes (the "Notes") in 2018.  Proceeds from the Notes were used to pay down $19.5 million of the $30.0 million of subordinated notes that were issued in the third quarter of 2017.  The Company repurchased 36,761 units of the Notes in the public market in 2020.  Interest expense includes the amortization of debt issuance costs relating to the Notes which is $260,000 per annum over the 5-year life of the Notes.  The interest expense relating to the amortization of debt issuance costs for the existing $10.5 million of the subordinated notes is $51,000 per annum over the 20-year life of the subordinated notes.

The Company has a $10.0 million line of credit, which it drew upon and paid down at various times throughout 2020, and which contributed to interest expense.

Income Tax Expense (Benefit)

For the year ended December 31, 2020, the Company reported $6,000 of current federal income tax expense and $0 of current state income tax expense.  The Company reported a deferred tax benefit of $0 and $940,000 for the years ended December 31, 2020 and 2019, respectively.  The deferred tax benefit in 2019 was a result of the change in the net deferred tax asset valuation allowance related to the changes in unrealized gains.  No such impact occurred in 2020.  The Company in 2020 had $808,000 of taxable income, which was fully offset by the utilization of the net operating losses carried forward from previous years.

There is a $13.3 million valuation allowance against 100% of the net deferred tax assets at December 31, 2020, which would increase book value by $1.37 per share if reversed in the future.  The valuation allowance was $13.6 million as of December 31, 2019. As of December 31, 2020, the Company has net operating loss carryforwards for federal income tax purposes of $59.2 million, of which $49.3 million expire in tax years 2028 through 2039 and $9.9 million never expire.  Of this amount, $14.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code.  The Company has state net operating loss carryforwards of $17.1 million, which expire in tax years 2021 through 2040.

Results of Operations - 2019 Compared to 2018

The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary Operating Results

	Years Ended December 31,
	2019	2018	$ Change	% Change
Gross written premiums	$101,853	$104,368	$(2,515)	(2.4%)

Net written premiums	$87,724	$89,086	$(1,362)	(1.5%)

Net earned premiums	$89,089	$93,811	$(4,722)	(5.0%)
Other income	2,109	1,582	527	33.3%
Losses and loss adjustment expenses, net	59,744	62,515	(2,771)	(4.4%)
Policy acquisition costs	24,911	25,534	(623)	(2.4%)
Operating expenses	17,582	17,683	(101)	(0.6%)
Underwriting gain (loss)	(11,039)	(10,339)	(700)	*
Net investment income	4,031	3,336	695	20.8%
Net realized investment gains	1,196	61	1,135	*
Change in fair value of equity securities	(427)	121	(548)	*
Other gains (losses)	—	—	0	*
Interest expense	2,882	2,644	238	9.0%
Income (loss) before income taxes	(9,121)	(9,465)	344	*
Equity earnings (losses) in Affiliate, net of tax	386	290	96	33.1%
Income tax expense (benefit)	(913)	52	(965)	*
Net income (loss)	$(7,822)	$(9,227)	$1,405	*
Underwriting Ratios:
Loss ratio (1)	66.8%	66.4%
Expense ratio (2)	44.0%	45.9%
Combined ratio (3)	110.8%	112.3%

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

Our premiums are presented below for the years ended December 31, 2019 and 2018 (dollars in thousands):

Summary of Premium Revenue

	Years Ended December 31,
	2019	2018	$ Change	% Change
Gross written premiums
Commercial lines	$94,391	$97,694	$(3,303)	(3.4)%
Personal lines	7,462	6,674	788	11.8%
Total	$101,853	$104,368	$(2,515)	(2.4)%

Net written premiums
Commercial lines	$81,966	$87,038	$(5,072)	(5.8)%
Personal lines	5,758	2,048	3,710	181.2%
Total	$87,724	$89,086	$(1,362)	(1.5)%

Net Earned premiums
Commercial lines	$83,858	$83,352	$506	0.6%
Personal lines	5,231	10,459	(5,228)	(50.0)%
Total	$89,089	$93,811	$(4,722)	(5.0)%

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

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income increased by $527,000, or 33.3%, to $2.1 million for the year ended December 31, 2019, as compared to $1.6 million in 2018.  The increase in other income was primarily due to additional commission income in the wholesale agency operations as well as increased fees charged on existing business.

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

Expense Ratio

Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations).  It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by the sum of net earned premiums and other income of the underwriting business.  Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes.  The expense ratio excludes wholesale agency and Corporate expenses.  In prior periods the wholesale agency operations and Corporate expenses were included in the expense ratio calculation.  We have changed the calculation to remove wholesale agency operations and Corporate expenses to provide a better measure of the underwriting operations’ efficiency.  The 2018 ratios have been recast to reflect the new presentation. Refer to Note 17 ~ Segment Information for further details.

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

Realized Investment Gains

Net realized investment gains increased by $1.1 million to $1.2 million for the year ended December 31, 2019, compared to $61,000 for the year ended December 31, 2018.  The increase was mostly attributed to the increase in value of the Company’s equity securities in 2019.

Interest Expense

Interest expense was $2.9 million and $2.6 million for the years ended December 31, 2019 and 2018, respectively.  We issued $25.3 million of Notes in 2018.  Proceeds from the Notes were used to pay down $19.5 million of the $30.0 million of subordinated notes that were issued in the third quarter of 2017.  Interest expense includes the amortization of debt issuance costs relating to the new Notes which is $260,000 per annum over the 5-year life of the Notes.  The interest expense relating to the amortization of debt issuance costs for the existing $10.5 million of the subordinated notes is $50,000 per annum over the 20-year life of the subordinated notes.

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

Liquidity and Capital Resources

Sources and Uses of Funds

At December 31, 2020, we had $21.5 million in cash, cash equivalents, and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturity and sale of invested assets and other income.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company.  Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year.  No dividends were paid from our Insurance Company Subsidiaries in 2020, 2019 or 2018.

We contributed $1.2 million to our Insurance Company Subsidiaries in 2020.  We contributed $3.9 million to our Insurance Company Subsidiaries in 2019.  No contributions to our Insurance Company Subsidiaries were made in 2018.  We believe that the current statutory surplus levels and the funds available at the holding company level will provide the necessary statutory capital to support our premium volume growth over the next two years.

We are aware that our outstanding debt securities are currently trading at a discount to their face amount.  In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash, in exchange for common stock, or for a combination of cash and common stock, in open market or privately negotiated transactions.  We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital.  The amounts involved in such transactions, individually or in the aggregate, may be material.

Cash Flows

Operating Activities.  Cash provided by operating activities for the year ended December 31, 2020 was $3.0 million, compared to $15.4 million for the same period in 2019.  The decrease in cash provided by operating activities was primarily due to a $6.0 million increase in paid claims, a decrease of $3.0 million of cash received from agencies, and a $2.1 million decrease in cash received under certain fronting arrangements. These reductions in cash flow provided by operating activities were partially offset by a $3.1 million increase in premiums collected, net of reinsurance premiums.

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

Investing Activities. Cash used in investing activities for the years ended December 31, 2020 and 2019, was $7.3 million and $25.0 million, respectively.  The $17.7M increase in the use of cash from investing activities over the prior year is due to increased activity across the Company's investment portfolio to take advantage of 2020 market conditions.

Cash used in investing activities for the year ended December 31, 2019, was $25.0 million as compared to cash provided by investing activities of $12.2 million for the year ended December 31, 2018.  The increase in funds used in investing activities was due to an increase in funds available to be invested in our investment portfolio in the insurance subsidiaries.

Financing Activities.  Cash provided by financing activities for the years ended December 31, 2020 and 2019, was $5.1 million and $6.3 million, respectively.  The decrease of $1.2 million in 2020 of cash provided by financing activities was due to no issuance of common stock in 2020, and $5.0 million issuance of common stock in 2019.  This decrease was offset by an increase in borrowings from the Company’s line of credit.

Cash provided by financing activities for the years ended December 31, 2019 and 2018, was $6.3 million and $3.7 million, respectively.  The $2.6 million increase in 2019 compared to 2018 was largely due to a $5.0 million issuance of common stock in 2019, and no issuance of common stock in 2018.

Outstanding Debt

On April 24, 2020, the Company received a $2.7 million PPP loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the SBA.  The PPP loan was incorporated into the existing line of credit facility and utilizes a portion of the line of credit’s limit.  However, the PPP loan has a different maturity date (April 24, 2022) in accordance with the SBA requirements and bears interest at a rate of 1.0% per annum.  The Company amended its $10.0 million line of credit facility with the Lender to incorporate this loan as a reduction of the available line of credit.  The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  This loan may be subject to forgiveness under the CARES Act provisions.  The Company applied for forgiveness of the loan in 2020, at which point the principal and interest payments were deferred until the SBA remits the loan forgiveness amount to the Lender.  No assumptions were made relative to potential forgiveness as of December 31, 2020.

In 2018, the Company issued $25.3 million of Notes.  The Notes bear an interest rate of 6.75% annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  Proceeds from the Notes were used to pay down $19.5 million of the $30.0 million of subordinated notes that were issued in the third quarter of 2017.  The Company repurchased 36,761 units of the Notes in the public market during 2020 with a face value of $919,000.  The Notes were repurchased at a discount to face value, which resulted in a $260,000 gain on extinguishment in 2020.  This gain is reflected in the Consolidated Statement of Operations as Other gains.

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

The carrying value of the Notes and subordinated notes are offset by $1.6 million of debt issuance costs that will be amortized through interest expense over the life of the loans.  Refer to Note 7 ~ Debt of the Notes to the Consolidated Financial Statements, for additional information regarding our outstanding debt.

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several financial debt covenants, including a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of December 31, 2020, the Company had $7.75 million outstanding on the line of credit (including the PPP loan described above), and was in compliance with all of its financial debt covenants.  On June 19, 2020, the line of credit was renewed with a maturity of June 18, 2021.

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2020 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Senior unsecured notes	$24,381	$—	$24,381	$—	$—
Interest on senior unsecured notes	4,526	1,646	2,880	—	—
Subordinated notes	10,500	—	—	—	10,500
Interest on subordinated notes	22,182	788	1,706	2,625	17,063
Lease obligations	2,634	849	1,396	389	—
Line of credit	7,745	5,000	2,745	—	—
Loss and loss adjustment expense (1)	111,270	44,157	49,093	14,371	3,647
Purchase Obligations (2)	630	360	270	—	—
Total	$183,868	$52,800	$82,471	$17,385	$31,210

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

At December 31, 2020, all of our Insurance Company Subsidiaries were in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g., premium-to-statutory surplus ratios), which are evaluated by regulators and rating agencies.  As of December 31, 2020, on a trailing twelve-month statutory combined basis, the gross written and net written premium leverage ratios were 1.7 to 1.0 and 1.5 to 1.0, respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes.  The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk.  The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2020.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At December 31, 2020 and 2019, the fair value of our investment portfolio, excluding cash and cash equivalents, was $183.2 million and $169.7 million, respectively.  Our investment portfolio consists principally of investment-grade, fixed-income securities, classified as debt securities.  Accordingly, the primary market risk exposure to our debt portfolio is interest rate risk.  In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates.  We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The option adjusted duration of the debt securities portfolio was 3.6 and 2.8 years as of December 31, 2020 and 2019, respectively.

The table below summarizes our interest rate risk.  The table also illustrates the sensitivity of the fair value of our investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2020.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2020	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity
200 basis point increase	$152,719	$(12,597)	(7.6)%	(28.4)%
100 basis point increase	159,017	(6,299)	(3.8)%	(14.2)%
No change	165,316	—	—	—%
100 basis point decrease	168,259	2,943	1.8%	6.6%
200 basis point decrease	168,969	3,653	2.2%	8.2%

Credit Risk

An additional exposure to our debt securities portfolio is credit risk.  We manage our credit risk by investing primarily in investment-grade securities.  In addition, we comply with applicable statutory requirements which limit the portion of our total investment portfolio that we can invest in any one security or issuer.

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

At December 31, 2020 and 2019, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $27.7 million and $30.0 million, respectively.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2020.  Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in internal controls over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002 due to the Company’s small reporting company status elected on Form 10-K.

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

ITEMS 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference.  The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 19, 2021 and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,”“Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation”,“Security Ownership of Certain Beneficial Owners and Management”, “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm."  Our Code of Business Conduct and Ethics can be found on our website www.cnfrh.com.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm	64
	Consolidated Balance Sheets – December 31, 2020 and 2019	65
	Consolidated Statements of Operations – For Years Ended December 31, 2020, 2019, and 2018	66
	Consolidated Statements of Comprehensive Income (Loss) – For Years Ended December 31, 2020, 2019, and 2018	67
	Consolidated Statement of Changes in Shareholders’ Equity – For Years Ended December 31, 2020, 2019, and 2018	68
	Consolidated Statements of Cash Flows – For Years Ended December 31, 2020, 2019, and 2018	69
	Notes to Consolidated Financial Statements	70
2.	Financial Statement Schedules
	Schedule I – Summary of Investments Other Than Investments in Related Parties – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 2 ~ Investments
	Schedule II – Condensed Financial Information of Registrant	101
	Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 17 ~ Segment Information
	Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto See Note 6 ~ Reinsurance
	Schedule V – Valuation and Qualifying Accounts	105
	Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements and notes thereto
3.	Exhibits – The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Form 10-K	106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Conifer Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2021

We have served as the Company's auditor since 2010.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2020	2019
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $149,954 and $129,313, respectively)	$151,999	$131,000
Equity securities, at fair value (cost of $16,912 and $6,554, respectively)	17,891	7,306
Short-term investments, at fair value	13,317	31,426
Total investments	183,207	169,732

Cash and cash equivalents	8,193	7,464
Premiums and agents' balances receivable, net	20,162	20,168
Receivable from Affiliate	8	313
Reinsurance recoverables on unpaid losses	24,218	22,579
Reinsurance recoverables on paid losses	2,138	5,155
Prepaid reinsurance premiums	1,316	1,250
Deferred policy acquisition costs	12,243	11,906
Other assets	10,112	8,698
Total assets	$261,597	$247,265
Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$111,270	$107,246
Unearned premiums	56,224	51,503
Debt	40,997	35,824
Accounts payable and accrued expenses	8,693	9,967
Total liabilities	217,184	204,540

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,681,728 and 9,592,861 issued and outstanding, respectively)	92,486	91,816
Accumulated deficit	(48,985)	(49,580)
Accumulated other comprehensive income (loss)	912	489
Total shareholders' equity	44,413	42,725
Total liabilities and shareholders' equity	$261,597	$247,265

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue
Gross earned premiums	$106,614	$103,203	$109,188
Ceded earned premiums	(17,511)	(14,114)	(15,377)
Net earned premiums	89,103	89,089	93,811
Net investment income	3,156	4,031	3,336
Net realized investment gains	8,126	1,196	61
Change in fair value of equity securities	228	(427)	121
Other gains (losses)	260	—	—
Other income	2,615	2,109	1,582
Total revenue	103,488	95,998	98,911
Expenses
Losses and loss adjustment expenses, net	56,228	59,744	62,515
Policy acquisition costs	26,105	24,911	25,534
Operating expenses	18,468	17,582	17,683
Interest expense	2,925	2,882	2,644
Total expenses	103,726	105,119	108,376
Income (loss) before income taxes	(238)	(9,121)	(9,465)
Equity earnings in Affiliate, net of tax	839	386	290
Income tax expense (benefit)	6	(913)	52
Net income (loss)	$595	$(7,822)	$(9,227)

Net income (loss) per share, basic and diluted	$0.06	$(0.88)	$(1.08)

Weighted average common shares outstanding, basic and diluted	9,625,059	8,880,107	8,543,876

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$595	$(7,822)	$(9,227)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	1,589	3,725	(1,825)
Income tax expense (benefit)	—	824	—
Unrealized investment gains (losses), net of tax	1,589	2,901	(1,825)
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	1,166	(200)	(55)
Income tax expense (benefit)	—	—	—
Total reclassifications included in net income (loss), net of tax	1,166	(200)	(55)
Other comprehensive income (loss)	423	3,101	(1,770)
Total comprehensive income (loss)	$1,018	$(4,721)	$(10,997)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(dollars in thousands)

	No Par, Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity
Balances at December 31, 2017	8,520,328	$86,199	$(33,010)	$(363)	$52,826
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	556	(556)	—
Cumulative effect of adoption of ASU No. 2018-02, net of taxes	—	—	(77)	77	—
Balances after cumulative effects	8,520,328	$86,199	$(32,531)	$(842)	$52,826
Net loss	—	0	(9,227)	—	(9,227)
Repurchase of common stock	(137,228)	(636)	—	0	(636)
Restricted stock units expense	95,102	970	—	0	970
Other comprehensive loss	—	—	—	(1,770)	(1,770)
Balances at December 31, 2018	8,478,202	$86,533	$(41,758)	$(2,612)	$42,163
Net loss	—	—	(7,822)	—	(7,822)
Repurchase of common stock	(163,527)	(676)	—	—	(676)
Issuance of common stock in private placement	1,176,471	5,000	—	—	5,000
Restricted stock units expense	101,715	959	—	—	959
Other comprehensive income	—	—	—	3,101	3,101
Balances at December 31, 2019	9,592,861	$91,816	$(49,580)	$489	$42,725
Net income	—	—	595	—	595
Repurchase of common stock	(11,586)	(36)	—	—	(36)
Stock-based compensation expense	100,453	706	—	—	706
Other comprehensive income	—	—	—	423	423
Balances at December 31, 2020	9,681,728	$92,486	$(48,985)	$912	$44,413

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$595	$(7,822)	$(9,227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	437	453	386
Amortization of bond premium and discount, net	655	568	455
Net realized investment gains	(8,126)	(1,196)	(61)
Change in fair value of equity securities	(228)	427	(121)
Stock-based compensation	706	959	970
Equity earnings in Affiliate, net of tax	(839)	(386)	(290)
Other	(262)	(824)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums, agents' balances and other receivables	311	4,348	(789)
Reinsurance recoverables	1,378	7,011	(10,206)
Prepaid reinsurance premiums	(66)	579	(748)
Deferred policy acquisition costs	(337)	105	770
Other assets	908	(489)	(1,252)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	4,024	14,439	4,911
Unearned premiums	4,721	(1,349)	(4,820)
Reinsurance premiums payable	—	—	(3,299)
Accounts payable and other liabilities	(895)	(1,462)	6,313
Net cash provided by (used in) operating activities	2,982	15,361	(17,008)
Cash Flows From Investing Activities
Purchases of investments	(391,588)	(157,235)	(91,293)
Proceeds from maturities and redemptions of investments	23,403	22,401	22,827
Proceeds from sales of investments	360,926	109,882	80,774
Purchases of property and equipment	(78)	(61)	(86)
Net cash provided by (used in) investing activities	(7,337)	(25,013)	12,222
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	5,000	—
Repurchase of common stock	(36)	(676)	(636)
Borrowings under debt arrangements	5,745	2,100	25,300
Repayment of borrowings under debt arrangements	(625)	(100)	(19,500)
Stock and debt issuance costs	—	—	(1,454)
Net cash provided by financing activities	5,084	6,324	3,710
Net increase (decrease) in cash	729	(3,328)	(1,076)
Cash at beginning of period	7,464	10,792	11,868
Cash at end of period	$8,193	$7,464	$10,792
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,586	$2,547	$3,116
Net income taxes paid (refunded)	(82)	35	(83)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Recent Developments

COVID-19 (the “Pandemic”) has caused significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally. Our exposure to the Pandemic is manifold. The majority of our employees are working remotely in observance of “shelter-in-place” or “stay-at-home” government orders. A significant portion of our revenues are generated from the hospitality sector of the U.S. economy, which has seen unprecedented contraction, at least in the near term, in an effort to mitigate the effects of the Pandemic.  We have continued to provide customer service, process new and renewal business, handle claims and otherwise manage all operations even though the vast majority of the staff is working remotely.

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

Business

The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into three types of insurance businesses: commercial lines, personal lines, and agency business.  The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, and homeowners and dwelling policies.  The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in all 50 states in the United States (“U.S.”).  The Company’s corporate headquarters are located in Birmingham, Michigan with additional office facilities in Florida, Michigan, and Pennsylvania.

Public Debt Offering

In 2018, the Company completed a public debt offering of $25.3 million of senior unsecured notes.  Refer to Note 7 ~ Debt for further details.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In applying these estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain, including uncertainties associated with the Pandemic.  While management believes the amounts included in the consolidated financial statements reflect management's best estimates and assumptions, actual results may differ from these estimates.

Cash, Cash Equivalents, and Short-term Investments

Cash consists of cash deposits in banks, generally in operating accounts.  Cash equivalents consist of money-market funds that are specifically used as overnight investments tied to cash deposit accounts.  Short-term investments, consisting of money-market funds, are classified as short-term investments in the consolidated balance sheets as they relate to the Company’s investment activities.

Lease Accounting

Effective January 1, 2019, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which addresses the financial reporting of leasing transactions. This update required the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be amortized over the lease term with expense recognized on a straight-line basis and all cash flows included in the operating section of the consolidated statement of cash flows. We do not have any financing leases. The Company elected to use the transition option of practical expedients permitted within the new standard, which allows for the adoption of the new standard at the effective date without recasting the comparative prior periods presented. Our operating leases consist primarily of real estate utilized in the operation of our businesses with lease terms ranging from 5 to 10 years. Management has determined the appropriate discount rate to use in calculating the right-to-use asset and lease liability is 6.75%. The Company recorded a right-of-use asset of $3.9 million and lease liabilities of $3.9 million included in Other Assets and Other Liabilities in the Consolidated Balance Sheets on January 1, 2019.

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

Recognition of Premium Revenues

All of the property and casualty policies written by our insurance companies are considered short-duration contracts.  These policy premiums are earned on a daily pro-rata basis, net of reinsurance, over the term of the policy, which are primarily twelve months in duration.  The portion of premiums written that relate to the unexpired terms of policies in force are deferred and reported as unearned premium at the balance sheet date.

Reinsurance

Reinsurance premiums, commissions, losses and loss adjustment expenses ("LAE") on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts.  The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses and LAE paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverables on unpaid losses and LAE are estimated based upon assumptions consistent with those used in establishing the gross liabilities as they are applied to the underlying reinsured contracts.  The Company records an allowance for uncollectible reinsurance recoverables based on an assessment of the reinsurer’s creditworthiness and collectability of the recorded amounts.  Management believes an allowance for uncollectible recoverables from its reinsurers was not necessary for the periods presented.

The Company receives ceding commissions in connection with certain ceded reinsurance.  The ceding commissions are recorded as a reduction of policy acquisition costs.

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

Deferred Policy Acquisition Costs

Costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business is deferred.  These deferred costs consist of commissions paid to agents (net of ceding commissions), premium taxes, and underwriting costs, including compensation and payroll related benefits. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense.  Amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the estimated policy term.

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

The liability for unpaid losses and LAE represents the accumulation of individual case estimates for reported losses and LAE, and actuarially determined estimates for incurred but not reported losses and LAE.  The liability for unpaid losses and LAE is intended to include the ultimate net cost of all losses and LAE incurred but unpaid as of the balance sheet date.  The liability is stated net of anticipated deductibles, salvage and subrogation, and gross of reinsurance ceded.  The estimate of the unpaid losses and LAE liability is continually reviewed and updated.  Although management believes the liability for losses and LAE is reasonable, the ultimate liability may be more or less than the current estimate.

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

As of December 31, 2020 and 2019, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This guidance provides optional expedients and exceptions that are intended to ease the burden of updating contracts to contain a new reference rate due to the discontinuation of the London Inter-Bank Offered Rate (LIBOR).  This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. Management does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

2. Investments

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at December 31, 2020 and 2019 were as follows (dollars in thousands):

	December 31, 2020
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$30,743	$225	$(1)	$30,967
State and local government	32,253	1,040	(28)	33,265
Corporate debt	19,015	311	(23)	19,303
Asset-backed securities	20,987	49	(73)	20,963
Mortgage-backed securities	38,512	345	(3)	38,854
Commercial mortgage-backed securities	2,083	65	(22)	2,126
Collateralized mortgage obligations	6,361	161	(1)	6,521
Total debt securities available for sale	$149,954	$2,196	$(151)	$151,999

	December 31, 2019
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$9,392	$66	$(6)	$9,452
State and local government	14,388	545	—	14,933
Corporate debt	39,550	865	(21)	40,394
Asset-backed securities	19,549	81	(55)	19,575
Mortgage-backed securities	31,389	238	(112)	31,515
Commercial mortgage-backed securities	9,972	116	(45)	10,043
Collateralized mortgage obligations	5,073	29	(14)	5,088
Total debt securities available for sale	$129,313	$1,940	$(253)	$131,000

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2020
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	2	$6,764	$(1)	-	$-	$-	2	$6,764	$(1)
State and local government	16	3,905	(28)	-	-	-	16	3,905	(28)
Corporate debt	2	1,051	(23)	-	-	-	2	1,051	(23)
Asset-backed securities	7	6,050	(34)	11	6,551	(39)	18	12,601	(73)
Mortgage-backed securities	2	1,652	(3)	-	-	-	2	1,652	(3)
Commercial mortgage -backed securities	1	899	(22)	-	-	-	1	899	(22)
Collateralized mortgage obligations	2	195	(1)	-	-	-	2	195	(1)
Total debt securities available for sale	32	20,516	(112)	11	6,551	(39)	43	27,067	(151)

	December 31, 2019
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	—	$—	$—	4	$1,047	$(6)	4	$1,047	$(6)
State and local government	—	—	—	—	—	—	—	—	—
Corporate debt	7	3,720	(17)	3	1,697	(4)	10	5,417	(21)
Asset-backed securities	3	2,596	(1)	18	11,836	(54)	21	14,432	(55)
Mortgage-backed securities	3	715	(1)	13	7,812	(111)	16	8,527	(112)
Commercial mortgage -backed securities	6	6,837	(45)	—	—	—	6	6,837	(45)
Collateralized mortgage obligations	8	2,081	(14)	—	—	—	8	2,081	(14)
Total debt securities available for sale	27	$15,949	$(78)	38	$22,392	$(175)	65	$38,341	$(253)

The Company analyzed its investment portfolio in accordance with its OTTI review procedures and determined the Company did not need to record a credit-related OTTI loss, nor recognize a non credit-related OTTI loss in other comprehensive income for the years ended December 31, 2020, 2019, and 2018.

The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2020	2019	2018
Debt securities	$3,213	$3,476	$3,419
Equity securities	220	352	129
Cash, cash equivalents, and short-term investments	138	487	85
Total investment income	3,571	4,315	3,633
Investment expenses	(415)	(284)	(297)
Net investment income	$3,156	$4,031	$3,336

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt securities and equity securities, as follows (dollars in thousands):

	December 31,
	2020	2019	2018
Debt securities:
Gross realized gains	$4,646	$269	$54
Gross realized losses	(8)	(54)	(256)
Total debt securities	4,638	215	(202)
Equity securities:
Gross realized gains	4,854	1,020	337
Gross realized losses	(1,366)	(39)	(74)
Total equity securities	3,488	981	263
Total net realized investment gains	$8,126	$1,196	$61

Proceeds from the sales of available-for-sale securities were $101.2 million, $33.7 million and $14.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.  The gross realized gains from sales of available-for-sale securities for the years ended December 31, 2020, 2019, and 2018 were $4.6 million, $274,000, and $7,000, respectively.  The gross realized losses from sales of available-for-sale securities for the years ended December 31, 2020, 2019, and 2018 were $0, $53,000, and $199,000, respectively.

As of December 31, 2020 and 2019, there were $1.7 and $2.1 million of payables from securities purchased, respectively.  As of December 31, 2020 and 2019, there were $809,000 and $6,000 of receivables from securities sold, respectively.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There was no impairment or observable changes in price recorded during 2020 related to the Company's equity securities without readily determinable fair value.  These investments are a component of Other Assets in the Consolidated Balance Sheets.  The value of these investments as of December 31, 2020 were $1.2 million.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2020.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,786	$7,868
Due after one year through five years	40,581	41,238
Due after five years through ten years	15,113	15,508
Due after ten years	18,531	18,921
Securities with contractual maturities	82,011	83,535
Asset-backed securities	20,987	20,963
Mortgage-backed securities	38,512	38,854
Commercial mortgage-backed securities	2,083	2,126
Collateralized mortgage obligations	6,361	6,521
Total debt securities	$149,954	$151,999

At December 31, 2020 and 2019, the Insurance Companies Subsidiaries had an aggregate of $8.8 million and $8.0 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At December 31, 2020 and 2019, the Company had $67.6 million and $58.4 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$30,967	$—	$30,967	$—
State and local government	33,265	—	33,265	—
Corporate debt	19,303	—	19,303	—
Asset-backed securities	20,963	—	20,963	—
Mortgage-backed securities	38,854	—	38,854	—
Commercial mortgage-backed securities	2,126	—	2,126	—
Collateralized mortgage obligations	6,521	—	6,521	—
Total debt securities	151,999	—	151,999	—
Equity Securities	17,336	17,053	283	—
Short-term investments	13,317	13,317	—	—
Total marketable investments measured at fair value	$182,652	$30,370	$152,282	$—
Investments measured at NAV:
Investment in limited partnership	555
Total assets measured at fair value	$183,207
Liabilities:
Senior Unsecured Notes *	$20,675	$—	$20,675	$—
Subordinated Notes *	11,616	—	—	11,616
Line of credit *	5,000	—	5,000	—
Paycheck Protection Program loan *	2,745	—	2,745	—
Total Liabilities measured at fair value	$40,036	$—	$28,420	$11,616

*  Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

	December 31, 2019
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$9,452	$—	$9,452	$—
State and local government	14,933	—	14,933	—
Corporate debt	40,394	—	40,394	—
Asset-backed securities	19,575	—	19,575	—
Mortgage-backed securities	31,515	—	31,515	—
Commercial mortgage-backed securities	10,043	—	10,043	—
Collateralized mortgage obligations	5,088	—	5,088	—
Total debt securities	131,000	—	131,000	—
Equity Securities	6,599	6,335	264	—
Short-term investments	31,426	31,426	—	—
Total marketable investments measured at fair value	$169,025	$37,761	$131,264	$—
Investments measured at NAV:
Investment in limited partnership	707
Total assets measured at fair value	$169,732
Liabilities:
Senior Unsecured Notes *	$22,669	$—	$22,669	$—
Subordinated Notes *	11,222	—	—	11,222
Total Liabilities measured at fair value	$33,891	$—	$22,669	$11,222

*  Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 16.6% of the fair value of the total investment portfolio as of December 31, 2020.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 83.1% of the fair value of the total investment portfolio as of December 31, 2020.

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

As of December 31, 2020 and 2019, Level 3 liabilities are entirely comprised of the Company's subordinated notes.  In determining the fair value of the subordinated debt outstanding at December 31, 2020 and 2019, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the December 31, 2020 and 2019, U.S. Treasury rates, respectively.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2020, 2019, and 2018.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of period	$11,906	$12,011	$12,781
Deferred policy acquisition costs	26,442	24,806	24,764
Amortization of policy acquisition costs	(26,105)	(24,911)	(25,534)
Net change	337	(105)	(770)
Balance at end of period	$12,243	$11,906	$12,011

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

The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated (dollars in thousands):

	December 31,
	2020	2019	2018
Gross reserves - beginning of period	$107,246	$92,807	$87,896
Less: reinsurance recoverables on unpaid losses	22,579	29,685	20,066
Plus: deferred gain on ADC	—	(5,677)	—
Net reserves - beginning of period	84,667	68,799	67,830
Add: incurred losses and loss adjustment expenses, net of reinsurance
Current period	40,634	49,192	53,482
Prior period	15,594	10,552	9,033
Total net incurred losses and loss adjustment expenses	56,228	59,744	62,515
Deduct: loss and loss adjustment expense payments, net of reinsurance
Current period	13,599	14,357	17,025
Prior period	40,244	29,519	44,521
Total net loss and loss adjustment expense payments	53,843	43,876	61,546
Net reserves - end of period	87,052	84,667	68,799
Plus: reinsurance recoverables on unpaid losses	24,218	22,579	29,685
Less: deferred gain on ADC	—	—	(5,677)
Gross reserves - end of period	$111,270	$107,246	$92,807

There was $15.6 million, $10.6 million, and $9.0 million of adverse development on prior accident year reserves in 2020, 2019 and 2018, respectively.  There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2020, 2019 or 2018.

In 2020, the adverse development consisted of $15.2 million from commercial lines and $352,000 from personal lines.  Of the $15.2 million of adverse development in commercial lines, the Company experienced $12.0 million and $3.2 million of adverse development in its hospitality and small business lines of business, respectively.  The $352,000 of adverse development in personal lines mostly was related to wind-exposed business.

In 2019, the adverse development consisted of $7.6 million from commercial lines and $3.0 million from personal lines.  Of the $7.6 million of adverse development in commercial lines, the company experienced $11.0 million and $2.4 million of adverse development in its hospitality and small business lines of business, respectively.  This was offset by the remaining $5.7 million of benefit from the ADC that was recognized in 2019.  Of the $3.0 million of adverse development in personal lines in 2019, $1.7 million was related to Florida homeowners business.

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

On September 28, 2017, the Company entered into an ADC reinsurance agreement to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017, for accident years 2005 through 2016.  The agreement attached when net losses exceed $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extended to $19.5 million in coverage up to $57.5 million.  The Company retained a 10% co-participation for any development in excess of the retention.

As of December 31, 2019, the deferred gain from the ADC was fully utilized.  In 2018, the Company ceded $10.3 million of losses under the ADC.  Of the $10.3 million, $4.6 million was recognized as a benefit, reducing losses and LAE expense, and $5.7 million was deferred (recorded as a liability on the Consolidated Balance Sheets) and was amortized into income as a benefit in 2019.  As of December 31, 2018, the Company had ceded to the limit of the ADC.  In 2017, $7.2 million of adverse development was ceded to the ADC.  Discussion of adverse development is net of benefits recognized under the ADC in that period.

Incurred losses during 2018 included $583,000 in net catastrophe losses in the current calendar year related to Hurricane Harvey in Texas.  Of the $583,000 in net catastrophe losses, personal lines accounted for $960,000 of the losses while commercial lines saw $377,000 of favorable development in calendar year 2018.  Losses from Hurricane Irma were in excess of the Company’s $4.0 million retention on its catastrophe reinsurance treaty which resulted in $10.0 million of losses being ceded to the treaty during 2018.  This also resulted in a $1.0 million charge for catastrophe reinsurance reinstatement premiums which was recorded as ceded premiums in 2018.

Loss Development Tables

The following tables represent cumulative incurred loss and allocated loss adjustment expenses ("ALAE"), net of reinsurance, by accident year and cumulative paid loss and ALAE, net of reinsurance, by accident year, for the years ended December 31, 2011 to 2020, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2020, by reportable segment and accident year (dollars in thousands).

Commercial Lines
		Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident
Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	2020	2020
2011	$6,753	$5,758	$5,326	$5,049	$4,932	$4,903	$4,935	$4,933	$4,933	$4,977	$—	591
2012		7,745	6,421	6,288	6,384	6,253	6,190	6,209	6,209	6,245	—	570
2013			10,018	9,435	9,893	10,237	11,252	11,218	11,624	11,804	40	611
2014				19,709	19,907	22,711	26,367	28,145	28,766	29,045	125	1,753
2015					22,442	26,633	31,861	34,478	36,372	37,795	507	2,359
2016						32,396	34,935	40,440	44,355	46,089	802	3,554
2017							44,251	44,495	49,749	51,883	1,489	5,804
2018								42,624	42,432	49,741	3,610	6,092
2019									41,286	42,129	8,644	6,201
2020										33,867	16,225	3,483
									Total	$313,575	$31,442

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident
Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$2,645	$3,534	$3,964	$4,449	$4,641	$4,744	$4,872	$4,903	$4,907	$4,914
2012		2,325	3,703	4,696	5,558	5,994	6,065	6,209	6,209	6,245
2013			3,979	6,211	7,643	8,622	10,147	10,650	11,137	11,620
2014				8,715	13,977	17,458	22,446	25,609	27,544	28,389
2015					10,470	17,817	22,549	30,475	34,497	35,833
2016						10,255	19,135	27,785	37,967	41,945
2017							12,448	23,020	34,205	42,308
2018								10,375	19,799	31,633
2019									10,078	20,462
2020										10,217
									Total	$233,566

	Unpaid losses and ALAE, years 2011 through 2020									$80,009
	Unpaid losses and ALAE, prior to 2011 (1)*									8
	Unpaid losses and ALAE, net of reinsurance									$80,017

*  Presented as unaudited required supplementary information.

(1) The Company's formation was in 2009, however, as a result of the acquisition of WPIC in 2010, there is exposure to incurred losses prior to the 2011 accident year.

Personal Lines
		Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident			For the years ended December 31,
Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	2020	2020
2011	$1,678	$1,758	$1,981	$2,031	$2,030	$2,045	$2,027	$2,024	$2,024	$2,024	$—	717
2012		9,960	11,690	11,740	12,159	12,390	12,365	12,357	12,369	12,382	—	3,339
2013			18,034	17,996	18,925	19,138	19,167	19,202	19,222	19,226	—	5,208
2014				17,951	17,471	17,735	17,880	17,929	18,082	18,095	—	3,737
2015					10,877	13,445	14,721	15,285	15,364	15,427	—	2,152
2016						11,619	13,418	14,949	15,550	15,655	—	1,814
2017							14,058	13,550	14,493	14,793	—	2,913
2018								5,893	6,378	6,283	—	802
2019									3,099	2,712	68	340
2020										2,339	484	323
									Total	$108,936	$552

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident			For the years ended December 31,
Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$787	$1,292	$1,633	$1,859	$1,983	$2,021	$2,024	$2,024	$2,024	$2,024
2012		5,665	9,251	10,844	11,777	12,202	12,306	12,329	12,349	12,382
2013			9,955	15,883	18,052	18,600	19,014	19,174	19,214	19,222
2014				12,819	16,515	17,260	17,746	17,855	18,047	18,068
2015					7,771	11,873	13,844	15,159	15,250	15,290
2016						7,119	11,238	14,442	15,110	15,351
2017							8,320	12,944	14,004	14,526
2018								4,296	5,618	6,100
2019									2,119	2,604
2020										1,307
									Total	$106,874

	Unpaid losses and ALAE, years 2011 through 2020									$2,062
	Unpaid losses and ALAE, prior to 2011 (1)*									—
	Unpaid losses and ALAE, net of reinsurance									$2,062

*  Presented as unaudited required supplementary information.

(1) The Company's formation was in 2009, however, as a result of the acquisition of WPIC in 2010, there is exposure to losses incurred losses prior to the 2011 accident year.

Total Lines
Incurred loss and allocated loss adjustment expenses, net of reinsurance											Total IBNR	Cumulative number of reported claims
Accident	For the years ended December 31,
Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	2020	2020
2011	8,431	7,517	7,307	7,081	6,963	6,949	6,964	6,957	6,957	7,001	—	1,308
2012		17,705	18,111	18,028	18,544	18,642	18,554	18,566	18,578	18,627	—	3,909
2013			28,052	27,431	28,817	29,375	30,419	30,420	30,846	31,030	40	5,819
2014				37,660	37,378	40,446	44,247	46,074	46,848	47,140	125	5,490
2015					33,319	40,078	46,581	49,763	51,736	53,222	507	4,511
2016						44,015	48,353	55,389	59,905	61,744	802	5,368
2017							58,309	58,045	64,242	66,676	1,489	8,717
2018								48,517	48,810	56,024	3,610	6,894
2019									44,385	44,841	8,712	6,541
2020										36,206	16,709	3,806
									Total	422,511	31,994

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident		For the years ended December 31,
Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$3,432	$4,826	$5,597	$6,308	$6,624	$6,766	$6,897	$6,927	$6,931	$6,938
2012		7,990	12,954	15,540	17,335	18,195	18,369	18,538	18,558	18,627
2013			13,934	22,094	25,695	27,223	29,162	29,824	30,351	30,842
2014				21,534	30,492	34,718	40,192	43,464	45,591	46,457
2015					18,241	29,690	36,393	45,634	49,747	51,123
2016						17,374	30,373	42,227	53,077	57,296
2017							20,768	35,964	48,209	56,834
2018								14,671	25,417	37,733
2019									12,197	23,066
2020										11,524
									Total	$340,440

	Unpaid losses and ALAE, years 2011 through 2020									$82,071
	Unpaid losses and ALAE, prior to 2011 (1)*									8
	Unpaid losses and ALAE, net of reinsurance									$82,079

*  Presented as unaudited required supplementary information.

(1) The Company's formation was in 2009, however, as a result of the acquisition of WPIC in 2010, incurred losses prior to the 2009 accident year remain outstanding.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2020, by reportable segment (dollars in thousands).

December 31, 2020
Net unpaid losses claims and ALAE
Commercial Lines	$80,017
Personal Lines	2,062
Total unpaid losses and LAE, net of reinsurance	82,079
Reinsurance recoverable on losses and LAE
Commercial Lines	21,770
Personal Lines	2,448
Total reinsurance recoverable on unpaid losses and LAE	24,218
ULAE expense	4,973
Total gross unpaid losses and LAE	$111,270

Loss Duration Disclosure (unaudited)

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance, for each reportable segment.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10+
Commercial Lines	38.0%	27.7%	17.5%	9.1%	4.3%	1.9%	1.0%	0.4%	—%	0.1%
Personal Lines	77.9%	16.8%	3.3%	0.9%	0.8%	0.1%	—%	0.2%	—%	—%
Total Lines	39.8%	27.2%	16.9%	8.8%	4.1%	1.9%	0.9%	0.3%	—%	0.1%

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.  The Company primarily ceded all specific commercial liability risks in excess of $400,000 in 2020 and 2019 and $500,000 in 2018.  The Company ceded 40% of specific commercial property risks in excess of $400,000 and 60% in excess of $300,000 in both 2020 and 2019.  The Company ceded 100% of specific commercial property risks in excess of $300,000 in 2018.  The Company ceded homeowners specific risks in excess of $300,000 in 2020, 2019, and 2018.

A "treaty" is a reinsurance agreement in which coverage is provided for a class of risks and does not require policy by policy underwriting of the reinsurer.  "Facultative" reinsurance is where a reinsurer negotiates an individual reinsurance agreement for every policy it will reinsure on a policy-by-policy basis.  A loss is covered under a reinsurance contract if the loss occurs within the effective dates of the agreement notwithstanding when the loss is reported.

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

Casualty Clash

•

Effective January 1, 2019 through December 31, 2020, the Company was party to a workers' compensation and casualty clash reinsurance treaty with limits up to $19.0 million in excess of a $1.0 million retention.  Clash coverage is a type of reinsurance that provides additional coverage in the event that one casualty loss event results in two or more claims and recovery under the reinsurance treaties may otherwise be limited due to the amount, type or number of claims.  Clash reinsurance further protects the balance sheet as it reduces the potential maximum loss on either a single risk or a large number of risks.

•	Effective January 1, 2015 through December 31, 2018, the Company was party to a casualty clash reinsurance treaty with limits up to $18.0 million in excess of a $2.0 million retention.

Facultative

•	The Company was party to a facultative reinsurance agreement with a large reinsurer for property risks with total insured values above the other reinsurance treaty limits.

Liability

•	Effective January 1, 2019 through December 31, 2020, the Company was party to an excess of loss reinsurance treaty for commercial liability coverage with limits up to $600,000 in excess of $400,000.

Property

•

Effective January 1, 2020 through December 31, 2020, the Company was party to an excess of loss reinsurance treaty for personal property coverage with limits up to $1.7 million in excess of $300,000, for homeowners' and dwelling fire business.

•

Effective November 1, 2014 through December 31, 2019, the Company was party to an excess of loss reinsurance treaty for personal property coverage with limits up to $2.7 million in excess of $300,000, for homeowners' and dwelling fire business.

•

Effective January 1, 2020 through December 31, 2020, the Company was party to an excess of loss reinsurance treaty for commercial property coverage with limits up to $7.7 million in excess of $300,000.

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

•	At December 31, 2020, the Company was covered for property catastrophe losses up to $28.0 million in excess of a $2.0 million retention for the first event. This treaty terminates on June 1, 2021.
•	At December 31, 2019, the Company was covered for property catastrophe losses up to $28.0 million in excess of a $2.0 million retention for the first event. This treaty terminated on June 1, 2020.
•	At December 31, 2018, the Company was covered for property catastrophe losses up to $96.0 million in excess of a $4.0 million retention for the first event. The treaty terminated on June 1, 2019.
•	At December 31, 2017, the Company was covered for property catastrophe losses up to $106.0 million in excess of a $4.0 million retention for the first event. The treaty terminated on June 1, 2018.

Multiple Line

•

Effective January 1, 2019 through December 31, 2020, the Company was party to a multi-line excess of loss treaty that covers commercial property and casualty losses up to $600,000 in excess of a $400,000 retention.

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

The Company assumed $28.9 million, $33.5 million, and $31.1 million of written premiums under the insurance fronting arrangements for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands). The 2020, 2019 and 2018 ceded written and earned premium amounts include $195,000, $495,000 and $1.0 million of reinsurance reinstatement costs relating to Hurricane Irma, respectively.

	Year Ended December 31,
	2020	2019	2018
Written premiums:
Direct	$82,430	$68,394	$73,290
Assumed	28,905	33,459	31,078
Ceded	(18,395)	(14,129)	(15,282)
Net written premiums	$92,940	$87,724	$89,086

Earned premiums:
Direct	$75,130	$70,911	$80,691
Assumed	31,484	32,292	28,497
Ceded	(17,511)	(14,114)	(15,377)
Net earned premiums	$89,103	$89,089	$93,811

Loss and loss adjustment expenses:
Direct	$48,780	$66,256	$65,284
Assumed	24,429	25,510	20,671
Ceded	(16,981)	(32,022)	(23,440)
Net loss and LAE	$56,228	$59,744	$62,515

7. Debt

The Company’s debt is comprised of four instruments: $24.4 million of publicly traded senior unsecured notes which were issued in 2018, a $10.0 million line of credit which commenced in June 2018, $10.5 million of privately placed subordinated notes, and a $2.7 million PPP loan issued as part of the CARES Act.  A summary of the Company's outstanding debt is as follows (dollars in thousands):

	December 31,
	2020	2019
Senior unsecured notes	$23,665	$24,288
Subordinated notes	9,587	9,536
Line of credit	5,000	2,000
Paycheck Protection Program loan	2,745	—
Total	$40,997	$35,824
*	The PPP loan was embedded into the line of credit facility. See below.

Senior unsecured notes

The Company issued $25.3 million of Notes in 2018.  The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

The Company repurchased 36,761 units of the Notes in the public market during 2020 with a face value of $919,000.  The Notes were repurchased at a discount to face value, which resulted in a $260,000 gain on extinguishment in 2020.  This gain is reflected in the Consolidated Statement of Operations as Other gains.

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

As of December 31, 2020, the carrying value of the Notes and subordinated notes are offset by $715,000 and $913,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

The subordinated notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  At December 31, 2020, the Company was in compliance with all of its financial debt covenants.

Line of credit

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several financial debt covenants, including a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of December 31, 2020, the Company had $7.7 million outstanding on the line of credit (including the PPP loan described below) and was in compliance with all of its financial debt covenants.  On June 19, 2020, the line of credit was renewed with a maturity of June 18, 2021.

Paycheck Protection Program loan

On April 24, 2020, the Company received a $2.7 million loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration (“SBA”).  The PPP loan was incorporated into the existing line of credit facility and utilizes a portion of the line of credit’s limit.  However, the PPP loan has a different maturity date (April 24, 2022) in accordance with the SBA requirements and bears interest at a rate of 1.0% per annum.  The Company amended its $10.0 million line of credit facility with the Lender to incorporate this loan as a reduction of the available line of credit.  The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  This loan may be subject to forgiveness under the CARES Act provisions.  The Company applied for forgiveness of the loan in 2020, at which point the principal and interest payments were deferred until the SBA remits the loan forgiveness amount to the Lender.  No assumptions were made relative to potential forgiveness as of December 31, 2020.

8.  Income Taxes

At December 31, 2020 and 2019, the Company had current income taxes receivable of $9,000 and $87,000, respectively, included in other assets in the consolidated balance sheets.

The income tax expense (benefit) is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax expense (benefit)	$6	$27	$52
Deferred tax expense (benefit)	—	(940)	—
Total income tax expense (benefit)	$6	$(913)	$52

The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2020, 2019 and 2018 to pretax income as a result of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Income (loss) before income taxes	$(238)	$(9,121)	$(9,465)
Statutory U.S. federal income tax rate	(50)	(1,915)	(1,988)
State income taxes, net of federal benefit	44	(230)	(156)
Tax‑exempt investment income and dividend received deduction	(50)	(79)	(70)
Nondeductible meals and entertainment	23	38	38
Valuation allowance on deferred tax assets	(205)	966	2,331
Other	244	307	(103)
Income tax expense (benefit)	$6	$(913)	$52
Effective tax rate	(2.6)%	10.0%	(0.5)%

In 2018, the Company recognized a measurement period adjustment of $42,735 related to loss reserve discounting, which reduced deferred tax expense.  The Company also recognized a measurement period adjustment of $42,735 related to the loss reserve discounting transitional adjustment, which increased deferred tax expense.  The measurement period adjustments were based upon obtaining additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts under the Act.  The measurement period adjustments had no effect on the effective tax rate for the year ending December 31, 2018.  The accounting for the income tax effects of the Act pursuant to SAB 118 has been completed as of the end of the December 22, 2018 measurement period and for the year ending December 31, 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$1,359	$1,264
Unearned premiums	2,436	2,266
Net operating loss carryforwards	12,443	12,593
State net operating loss carryforwards	837	873
Other	132	248
Gross deferred tax assets	17,207	17,244
Less valuation allowance	(13,292)	(13,572)
Total deferred tax assets, net of allowance	3,915	3,672
Deferred tax liabilities:
Investment basis difference	30	28
Net unrealized gains on investments	636	512
Deferred policy acquisition costs	2,571	2,500
Intangible assets	115	115
Property and equipment	52	57
Other	511	460
Total deferred tax liabilities	3,915	3,672
Net deferred tax liability	$—	$—

The net deferred tax liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

As of December 31, 2020, the Company has net operating loss carryforwards for federal income tax purposes of $59.2 million, of which $49.3 million expire in tax years 2028 through 2039 and $9.9 million never expire. Of this amount, $14.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code.  The Company has state net operating loss carryforwards of $17.1 million, which expire in tax years 2021 through 2040.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740.  A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2020.  Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.

Based on its evaluation, the Company has recorded a valuation allowance of $13.3 million and $13.6 million at December 31, 2020 and 2019, respectively, to reduce the deferred tax assets to an amount that is more likely than not to be realized based on the provisions in ASC 740.  The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.

The Company files consolidated federal income tax returns.  For the years before 2017, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2017 to the extent the Company utilized tax attributes carried forward from those prior years.  The statute of limitations on state filings is generally three to four years.

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

Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries.  As of December 31, 2020, 2019, and 2018, the Insurance Company Subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.

Summarized 2020, 2019, and 2018 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands).

	CIC	WPIC
2020
Statutory capital and surplus	$49,271	$24,723
RBC authorized control level	14,221	4,547
Statutory net income (loss)	2,059	1,024
RBC %	346%	544%

	CIC	WPIC
2019
Statutory capital and surplus	$46,206	$23,261
RBC authorized control level	12,868	4,266
Statutory net income (loss)	(3,627)	(3,652)
RBC %	359%	545%

	CIC	WPIC
2018
Statutory capital and surplus	$47,121	$26,588
RBC authorized control level	11,901	4,682
Statutory net income (loss)	1,244	834
RBC %	396%	568%

Dividend Restrictions

The state insurance statutes in which the Insurance Company Subsidiaries are domiciled limit the amount of dividends that they may pay annually without first obtaining regulatory approval.  Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year.  The Insurance Company Subsidiaries must receive regulatory approval in order to pay dividends to the Parent Company from its Insurance Company Subsidiaries.

10. Shareholders’ Equity

Common Stock

In June 2019, the Company issued $5.0 million of common equity through a private placement for 1,176,471 shares priced at $4.25 per share. The participants in the private placement consisted of members of the Company's Board of Directors. The Company used the proceeds for growth capital in the Company's specialty core business segments.

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock.  Shares may be purchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time, at the discretion of the Company.  The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met.  Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market.  The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions.  The repurchase program does not include specific price targets or timetables. For the year ended December 31, 2020, the Company had repurchased 2,398 shares of stock valued at approximately $8,000 related to the stock repurchase program.  For the year ended   December 31, 2019 the Company had repurchased 154,208 shares of stock valued at approximately $638,000 related to the stock repurchase program. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

For the year ended December 31, 2020, the Company repurchased 9,188 shares of stock valued at approximately $28,000 related to the vesting of the Company’s restricted stock units.  For the year ended December 31, 2019, the Company repurchased 9,319 shares of stock valued at approximately $38,000 related to the vesting of the Company’s restricted stock units.  Upon the repurchase of the Company’s shares, the shares remain authorized, but not issued or outstanding.

As of December 31, 2020 and 2019, the Company had 9,681,728 and 9,592,861 issued and outstanding shares of common stock, respectively.

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

11. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$489	$(2,612)
Other comprehensive income (loss) before reclassifications	1,589	2,901
Less: amounts reclassified from accumulated other comprehensive income (loss)	1,166	(200)
Net current period other comprehensive income (loss)	423	3,101
Balance at end of period	$912	$489

12. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$595	$(7,822)	$(9,227)
Weighted average common shares, basic and diluted*	9,625,059	8,880,107	8,543,876
Earnings (loss) per share, basic and diluted	$0.06	$(0.88)	$(1.08)

*  The non-vested shares of the restricted stock units and stock options were anti-dilutive as of December 31, 2020, 2019, and 2018.  Therefore, the non-vested shares are excluded from earnings (loss) per share in December 31, 2020, 2019, and 2018.

13. Stock-based Compensation

On June 30, 2020, the Company issued options to purchase 280,000 shares of the Company’s common stock to certain executive officers and other employees. The right to exercise the options will vest over a five-year period on a straight-line basis. The options have a strike price of $3.81 per share and expire on June 30, 2030. The estimated value of these options is $290,000, which will be expensed ratably over the vesting period.

In 2015, 2016, and 2018, the Company issued 390,352, 111,281, and 70,000, respectively, of restricted stock units (“RSUs”) to various employees to be settled in shares of common stock, which were valued at $4.1 million, $909,000, and $404,000, respectively, on the dates of grant. The Company recorded $677,000, $959,000, and $970,000 of compensation expense related to the RSUs for the years ended December 31, 2020, 2019, and 2018, respectively. There were 39,708 unvested RSUs as of December 31, 2020, which will generate an estimated future expense of $258,000.

The Company recorded $29,000 of compensation expense for the year ended December 31, 2020 related to the stock options granted on June 30, 2020. All of the 280,000 options issued remained outstanding and unvested as of December 31, 2020, which will generate an estimated future expense of $261,000.

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

15. Employee Benefit Plans

The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees.  Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to 100% of their compensation on a pre‑tax or post-tax basis, subject to statutory limits.  The Company will match the employees’ contributions up to the first 4% of their compensation.  The Company’s Plan expense amounted to $508,000, $501,000 and $479,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

17. Segment Information

The Company is engaged in the sale of property and casualty insurance products and has organized its business model around three classes of insurance businesses: commercial lines, personal lines, and wholesale agency business. Within these three businesses, the Company offers various insurance products and insurance agency services. Such insurance businesses are engaged in underwriting and marketing insurance coverages, and administering claims processing for such policies. The Company views the commercial and personal lines segments as underwriting business (business that takes on insurance underwriting risk). The wholesale agency business provides non-risk bearing revenue through commissions and policy fees. The wholesale agency business increases the product options to the Company’s independent retail agents by offering both insurance products from the Insurance Company Subsidiaries as well as products offered by other insurers. This segment was expanded in 2019, resulting in its separate disclosure. Prior periods have been recast to reflect the separate disclosure of the wholesale agency segment.

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities.  The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents.  All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California.  For the years ended December 31, 2020, 2019, and 2018, gross written premiums attributable to these four states were 49.6%, 50.7%, and  53.1% respectively, of the Company’s total gross written premiums.

The following table summarizes our net earned premiums:

	Net Earned Premium
	2020	2019	2018
Commercial	92%	94%	89%
Personal	8%	6%	11%
Total	100%	100%	100%

The wholesale agency business sells insurance products on behalf of the Company’s commercial and personal lines businesses as well as to third-party insurers. Certain acquisition costs incurred by the commercial and personal lines businesses are reflected as commission revenue for the wholesale agency business and are eliminated in the Eliminations category.

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

The following tables present information by reportable segment (dollars in thousands):

Year Ended December 31, 2020	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$102,763	$8,572	$111,335	$—	$—	$—	$111,335

Net written premiums	$85,385	$7,555	$92,940	$—	$—	$—	$92,940

Net earned premiums	$82,409	$6,694	$89,103	$—	$—	$—	$89,103
Other income	242	150	392	7,571	245	(5,593)	2,615
Segment revenue	82,651	6,844	89,495	7,571	245	(5,593)	91,718

Loss and loss adjustment expenses, net	53,263	2,965	56,228	—	—	—	56,228
Policy acquisition costs	25,051	2,044	27,095	4,938	—	(5,928)	26,105
Operating expenses	12,644	1,069	13,713	3,107	1,648	—	18,468
Segment expenses	90,958	6,078	97,036	8,045	1,648	(5,928)	100,801

Segment underwriting gain (loss)	(8,307)	766	(7,541)	(474)	(1,403)	335	(9,083)
Investment income					3,156		3,156
Net realized investment gains					8,126		8,126
Change in fair value of equity securities					228		228
Other gains					260		260
Interest expense					(2,925)		(2,925)
Income (loss) before income taxes	$(8,307)	$766	$(7,541)	$(474)	$7,442	$335	$(238)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$11,858	$1,183				$(798)	$12,243
Unearned premiums	51,535	4,689					56,224
Unpaid losses and loss adjustment expenses	106,662	4,608					111,270

Year Ended December 31, 2019	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$94,391	$7,462	$101,853	$—	$—	$—	$101,853

Net written premiums	$81,966	$5,758	$87,724	$—	$—	$—	$87,724

Net earned premiums	$83,858	$5,231	$89,089	$—	$—	$—	$89,089
Other income	216	143	359	9,073	224	(7,547)	2,109
Segment revenue	84,074	5,374	89,448	9,073	224	(7,547)	91,198

Loss and loss adjustment expenses, net	53,256	6,488	59,744	—	—	—	59,744
Policy acquisition costs	23,511	1,744	25,255	6,063	—	(6,407)	24,911
Operating expenses	12,881	1,233	14,114	2,180	1,288	—	17,582
Segment expenses	89,648	9,465	99,113	8,243	1,288	(6,407)	102,237

Segment underwriting gain (loss)	(5,574)	(4,091)	(9,665)	830	(1,064)	$(1,140)	(11,039)
Investment income					4,031		4,031
Net realized investment gains					1,196		1,196
Change in fair value of equity securities					(427)		(427)
Interest expense					(2,882)		(2,882)
Income (loss) before income taxes	$(5,574)	$(4,091)	$(9,665)	$830	$854	$(1,140)	$(9,121)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$12,033	$1,007				$(1,134)	$11,906
Unearned premiums	47,674	3,829					51,503
Unpaid losses and loss adjustment expenses	101,850	5,396					107,246

Year Ended December 31, 2018	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$97,694	$6,674	$104,368	$—	$—	$—	$104,368

Net written premiums	$87,038	$2,048	$89,086	$—	$—	$—	$89,086

Net earned premiums	$83,352	$10,459	$93,811	$—	$—	$—	$93,811
Other income	101	225	326	9,251	156	(8,151)	1,582
Segment revenue	83,453	10,684	94,137	9,251	156	(8,151)	95,393

Loss and loss adjustment expenses, net	53,065	9,450	62,515	—	—	—	62,515
Policy acquisition costs	23,584	3,846	27,430	6,255	—	(8,151)	25,534
Operating expenses	14,662	1,088	15,750	1,564	369	—	17,683
Segment expenses	91,311	14,384	105,695	7,819	369	(8,151)	105,732

Segment underwriting gain (loss)	(7,858)	(3,700)	(11,558)	1,432	(213)	$—	(10,339)
Investment income					3,336		3,336
Net realized investment gains					61		61
Change in fair value of equity securities					121		121
Interest expense					(2,644)		(2,644)
Income (loss) before income taxes	$(7,858)	$(3,700)	$(11,558)	$1,432	$661	$—	$(9,465)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$11,258	$753					$12,011
Unearned premiums	49,549	3,303					52,852
Unpaid losses and loss adjustment expenses	87,643	5,164					92,807

18. Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2020 and 2019 (in thousands, except per share and ratio data).  The fluctuations between periods and changes in reserves, as disclosed in Note 5, are due to the normal fluctuations in operations from quarter to quarter.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020
Gross written premiums	$25,084	$27,545	$29,841	$28,865
Net written premiums	$21,051	$23,065	$25,043	$23,781
Net earned premiums	$22,017	$21,758	$22,227	$23,101
Net investment income	954	863	776	563
Net realized investment gains	928	245	3,316	3,637
Change in fair value of equity securities	(3,086)	1,576	(356)	2,094
Other income	658	713	642	602
Losses and loss adjustment expenses, net	14,269	11,945	14,553	15,461
Policy acquisition costs	6,303	6,395	6,483	6,924
Operating expenses	5,045	4,859	4,537	4,027
Interest expense	731	731	723	740
Income tax expense (benefit)	13	44	(44)	(7)
Other gains	115	145	—	—
Equity earnings in Affiliate, net of tax	50	179	188	422
Net income (loss)	$(4,725)	$1,505	$541	$3,274

Net income (loss) per share, basic and diluted (1)	$(0.49)	$0.16	$0.06	$0.34
Combined ratio	111.6%	100.5%	110.7%	110.6%

2019
Gross written premiums	$24,216	$25,169	$27,077	$25,391
Net written premiums	$20,322	$21,434	$23,806	$22,162
Net earned premiums	$21,687	$21,349	$22,775	$23,278
Net investment income	910	1,051	1,210	860
Net realized investment gains	19	715	390	72
Change in fair value of equity securities	1,265	(915)	(1,065)	288
Other income	422	581	564	542
Losses and loss adjustment expenses, net	14,456	14,382	14,857	16,049
Policy acquisition costs	5,589	6,210	6,153	6,959
Operating expenses	4,323	4,340	4,297	4,622
Interest expense	710	725	720	727
Income tax expense (benefit)	11	—	(802)	(122)
Equity earnings (losses) in Affiliate, net of tax	106	(8)	121	167
Net income (loss)	$(680)	$(2,884)	$(1,230)	$(3,028)

Net income (loss) per share, basic and diluted (1)	$(0.08)	$(0.34)	$(0.13)	$(0.32)
Combined ratio	108.1%	113.0%	109.2%	112.9%

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

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Balance Sheets – Parent Company Only

(dollars in thousands)

	December 31,
	2020	2019
Assets
Investment in subsidiaries	$81,336	$75,607
Cash	1,477	506
Due from subsidiaries	1,745	893
Due from Affiliate	—	214
Other assets	3,648	4,840
Total assets	$88,206	$82,060
Liabilities and Shareholders' Equity
Liabilities:
Debt	$40,997	$35,824
Other liabilities	2,796	3,511
Total liabilities	43,793	39,335
Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,681,728 and 9,592,861 issued and outstanding, respectively)	92,486	91,816
Accumulated deficit	(48,985)	(49,580)
Accumulated other comprehensive income (loss)	912	489
Total shareholders' equity	44,413	42,725
Total liabilities and shareholders' equity	$88,206	$82,060

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statements of Comprehensive Income (Loss) – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Revenue
Management fees from subsidiaries	$12,527	$11,621	$13,567
Other income	483	167	73
Total revenue	13,010	11,788	13,640
Expenses
Operating expenses	14,459	14,433	17,336
Interest expense	2,925	2,880	2,644
Total expenses	17,384	17,313	19,980
Income (loss) before equity in earnings (losses) of subsidiaries and income tax expense (benefit)	(4,374)	(5,525)	(6,340)
Income tax expense (benefit)	(813)	30	(581)
Income (loss) before equity earnings (losses) of subsidiaries	(3,561)	(5,555)	(5,759)
Equity earnings (losses) in subsidiaries	4,156	(2,267)	(3,468)
Net income (loss)	595	(7,822)	(9,227)
Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	423	3,101	(1,770)
Total Comprehensive income (loss)	$1,018	$(4,721)	$(10,997)

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$595	$(7,822)	$(9,227)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	421	447	379
Equity in undistributed (income) loss of subsidiaries	(4,156)	2,267	3,468
Stock-based compensation expense	706	959	970
Other (gain) loss	(260)	—	—
Changes in operating assets and liabilities:
Due from subsidiaries	(852)	(490)	110
Due from Affiliate	214	231	(97)
Current income tax recoverable	539	21	(488)
Other assets	625	(3,098)	(229)
Other liabilities	(715)	2,954	(360)
Net cash provided by (used in) operating activities	(2,883)	(4,531)	(5,474)
Cash Flows From Investing Activities
Contributions to subsidiaries	(1,150)	(3,854)	—
Dividends received from subsidiaries	—	1,500	—
Purchases of investments	(79)	—	400
Purchases of property and equipment		(66)	(86)
Net cash provided by (used in) investing activities	(1,229)	(2,420)	314
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	5,000	—
Repurchase of common stock	(36)	(676)	(636)
Borrowings under debt arrangements	5,745	2,000	25,300
Repayment of borrowings under debt arrangements	(625)	—	(19,500)
Stock and debt issuance costs	—	—	(1,454)
Net cash provided by financing activities	5,084	6,324	3,710
Net increase (decrease) in cash	972	(627)	(1,450)
Cash at beginning of period	506	1,133	2,583
Cash at end of period	$1,478	$506	$1,133
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,586	$2,547	$3,116

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

Dividends

The Parent received no cash dividends from its subsidiaries in 2020, cash dividends of $1.5 million in 2019 and no cash dividends in 2018.

2. Guarantees

The Parent has guaranteed the principal and interest obligations of a $10 million surplus note issued by Conifer Insurance Company to White Pine Insurance Company (both wholly owned subsidiaries). The note pays interest annually at a per annum rate of 4% and has no maturity.

Schedule V

Conifer Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Decrease to Other Comprehensive Income	Deductions from Allowance Account	Balance at End of Period
Valuation for Deferred Tax Assets
2020	13,572	(205)	(75)	—	13,292
2019	12,606	966	—	—	13,572
2018	9,904	2,331	371	—	12,606

CONIFER HOLDINGS, INC.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K	September 30, 2015	3.1	August 28, 2015

3.4	Amended and Restated Bylaws of Conifer Holdings, Inc.	S-1A	September 30, 2015	3.4	July 30, 2015

10.6	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated September 18, 2013, as amended	S-1		10.3	July 2, 2015

10.13	Employment agreements - Nicholas J. Petcoff, James G. Petcoff Andrew D. Petcoff, Brian J. Roney	10-K	December 31, 2016	10.13	March 15, 2017

10.14	Note Purchase Agreement dated September 29, 2017 between the Company and Elanus Capital Investments Master SP Series 3	10-Q	September 30, 2017	10.14	November 11, 2017

10.15	Credit Agreement Dated as of June 21, 2018 with The Huntington National Bank	10-K	December 31, 2018	10.15	March 13, 2019

10.16	First Amendment to Note Purchase Agreement dated as of June 21, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.16	March 13, 2019

10.17	Amended and Restated Note Purchase Agreement dated September 25, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.17	March 13, 2019

10.18	Waiver and Consent from The Huntington National Bank dated as of October 31, 2018, regarding the Amended and Restated Note Purchase Agreement between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.18	March 13, 2019

10.19	First Amendment to Amended and Restated Note Purchase Agreement dated as of December 13, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.19	March 13, 2019

10.20	First Amendment to Credit Agreement dated as of December 27, 2018 between the Company and The Huntington National Bank	10-K	December 31, 2018	10.20	March 13, 2019

10.21	Second Amendment to Amended and Restated Note Purchase Agreement dated as of June 21, 2019 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2019	10.21	March 12, 2020

10.22	Second Amendment to Credit Agreement dated as of June 21, 2019 between the Company and The Huntington National Bank	10-K	December 31, 2019	10.22	March 12, 2020

10.23	Promissory Note – Paycheck Protection Program Loan dated as of April 24, 2020 between the Company and The Huntington National Bank	10-Q	March 31, 2020	10.23	May 13, 2020

10.24	Third Amendment to Credit Agreement dated as of April 24, 2020 between the Company and The Huntington National Bank	10-Q	March 31, 2020	10.24	May 13, 2020

10.25	Amendment to Promissory Note dated as of June 19, 2020 between the Company and The Huntington National Bank	10-Q	June 30, 2020	10.25	August 12, 2020

10.26	Fourth Amendment to Credit Agreement dated as of June 19, 2020 between the Company and The Huntington National Bank	10-Q	June 30, 2020	10.26	August 12, 2020

21.1	List of Subsidiaries of the Company					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Section 302 Certification — CEO					*

31.2	Section 302 Certification — CFO					*

32.1*	Section 906 Certification — CEO					*

32.2*	Section 906 Certification — CFO					*

101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase					*
101.LAB	XBRL Taxonomy Extension Label Linkbase					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					*

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

Dated:   March 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Petcoff	Chairman and Chief Executive Officer	March 11, 2021
James G. Petcoff	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	March 11, 2021
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ Jeffrey Hakala	Director	March 11, 2021
Jeffrey Hakala

/s/ Nicholas J. Petcoff	Director	March 11, 2021
Nicholas J. Petcoff

/s/ Timothy Lamothe	Director	March 11, 2021
Timothy Lamothe

/s/ Richard J. Williams, Jr.	Director	March 11, 2021
Richard J. Williams, Jr.

/s/ Joseph D. Sarafa	Director	March 11, 2021
Joseph D. Sarafa

/s/ Isolde O'Hanlon	Director	March 11, 2021
Isolde O'Hanlon

/s/ Andrew Petcoff	Director	March 11, 2021
Andrew Petcoff

/s/ John Melstrom	Director	March 11, 2021
John Melstrom