Form 10-Q
period 2021-03-31
Conifer Holdings, Inc.
filed 2021-05-11
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The number of outstanding shares of the registrant’s common stock, no par value, as of May 11, 2021, was 9,681,728.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $148,434 and $149,954, respectively)	$147,629	$151,999
Equity securities, at fair value (cost of $19,217 and $16,912, respectively)	19,638	17,891
Short-term investments, at fair value	12,710	13,317
Total investments	179,977	183,207

Cash and cash equivalents	4,429	8,193
Premiums and agents' balances receivable, net	19,328	20,162
Reinsurance recoverables on unpaid losses	26,559	24,218
Reinsurance recoverables on paid losses	3,923	2,138
Prepaid reinsurance premiums	3,653	1,316
Deferred policy acquisition costs	12,459	12,243
Other assets	9,359	10,120
Total assets	$259,687	$261,597

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$118,676	$111,270
Unearned premiums	58,350	56,224
Debt	39,075	40,997
Accounts payable and accrued expenses	6,610	8,693
Total liabilities	222,711	217,184

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,681,728 issued and outstanding, respectively)	92,552	92,486
Accumulated deficit	(53,621)	(48,985)
Accumulated other comprehensive income (loss)	(1,955)	912
Total shareholders' equity	36,976	44,413
Total liabilities and shareholders' equity	$259,687	$261,597

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Premiums
Gross earned premiums	$28,247	26,053
Ceded earned premiums	(5,412)	(4,036)
Net earned premiums	22,835	22,017
Net investment income	532	954
Net realized investment gains	2,924	928
Change in fair value of equity securities	(540)	(3,086)
Other gains	—	115
Other income	556	658
Total revenue	26,307	21,586

Expenses
Losses and loss adjustment expenses, net	19,362	14,269
Policy acquisition costs	6,750	6,303
Operating expenses	4,349	5,045
Interest expense	721	731
Total expenses	31,182	26,348

Income (loss) before equity earnings in Affiliate and income taxes	(4,875)	(4,762)
Equity earnings in Affiliate, net of tax	248	50
Income tax expense	9	13

Net income (loss)	$(4,636)	$(4,725)

Earnings (loss) per common share, basic and diluted	$(0.48)	$(0.49)

Weighted average common shares outstanding, basic and diluted	9,681,728	9,592,774

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(4,636)	$(4,725)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(1,924)	(1,315)
Income tax (benefit) expense	—	—
Unrealized investment gains (losses), net of tax	(1,924)	(1,315)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	943	384
Income tax (benefit) expense	—	—
Total reclassifications included in net income (loss), net of tax	943	384

Other comprehensive income (loss)	(2,867)	(1,699)

Total comprehensive income (loss)	$(7,503)	$(6,424)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	(Accumulated)	Income (Loss)	Equity
Balances at December 31, 2020	9,681,728	$92,486	$(48,985)	$912	$44,413
Net income (loss)	—	—	(4,636)	—	(4,636)
Stock-based compensation expense	—	66	—	—	66
Other comprehensive income (loss)	—	—	—	(2,867)	(2,867)
Balances at March 31, 2021	9,681,728	$92,552	$(53,621)	$(1,955)	$36,976

Balances at December 31, 2019	9,592,861	$91,816	$(49,580)	$489	$42,725
Net income (loss)	—	—	(4,725)	—	(4,725)
Repurchase of common stock	(700)	(2)	—	—	(2)
Restricted stock unit expense	—	239	—	—	239
Other comprehensive income (loss)	—	—	—	(1,699)	(1,699)
Balances at March 31, 2020	9,592,161	$92,053	$(54,305)	$(1,210)	$36,538

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	(4,636)	$(4,725)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	109	42
Amortization of bond premium and discount, net	120	127
Net realized investment (gains) losses	(2,924)	(928)
Change in fair value of equity securities	540	3,086
Stock based compensation expenses	66	239
Equity earnings in Affiliate, net of tax	(248)	(50)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	827	1,676
Reinsurance recoverables	(6,126)	1,966
Prepaid reinsurance premiums	(2,337)	253
Deferred policy acquisition costs	(216)	398
Other assets	197	(756)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	9,406	2,411
Unearned premiums	2,126	(969)
Reinsurance premiums payable	—	833
Accounts payable and other liabilities	(397)	412
Net cash provided by (used in) operating activities	(3,493)	4,015
Cash Flows From Investing Activities
Purchase of investments	(61,370)	(105,045)
Proceeds from maturities and redemptions of investments	5,416	6,216
Proceeds from sales of investments	57,703	94,742
Purchases of property and equipment	(20)	(46)
Net cash provided by (used in) investing activities	1,729	(4,133)
Cash Flows From Financing Activities
Repurchase of common stock	—	(2)
Repurchase of senior unsecured notes	—	(244)
Borrowings under debt arrangements	3,000	1,000
Repayment of borrowings under debt arrangements	(5,000)	—
Net cash provided by (used in) financing activities	(2,000)	754
Net increase (decrease) in cash	(3,764)	636
Cash at beginning of period	8,193	7,464
Cash at end of period	$4,429	$8,100
Supplemental Disclosure of Cash Flow Information:
Interest paid	$722	$643

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

These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results expected for the year ended December 31, 2021.  In addition, there are risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. The COVID-19 pandemic has negatively impacted the U.S. and global economies, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it has led to a global recession. Depending on the duration and severity of the pandemic, we foresee the potential for adverse impacts related to, among other things: (i) sales results; (ii) insurance product margin; (iii) net investment income; (iv) invested assets; (v) regulatory capital; (vi) liabilities for insurance products; (vii) access to capital markets; and (viii) the present value of future profits. The full extent to which COVID-19 will impact our business, results of operations and financial condition remains uncertain.

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

2. Investments

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available for sale at March 31, 2021 and December 31, 2020, were as follows (dollars in thousands):

	March 31, 2021
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$22,015	$172	$(27)	$22,160
State and local government	31,896	584	(601)	31,879
Corporate debt	16,379	172	(410)	16,141
Asset-backed securities	31,905	36	(118)	31,823
Mortgage-backed securities	36,724	184	(861)	36,047
Commercial mortgage-backed securities	1,849	40	(32)	1,857
Collateralized mortgage obligations	7,666	91	(35)	7,722
Total debt securities available for sale	$148,434	$1,279	$(2,084)	$147,629

	December 31, 2020
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$30,743	$225	$(1)	$30,967
State and local government	32,253	1,040	(28)	33,265
Corporate debt	19,015	311	(23)	19,303
Asset-backed securities	20,987	49	(73)	20,963
Mortgage-backed securities	38,512	345	(3)	38,854
Commercial mortgage-backed securities	2,083	65	(22)	2,126
Collateralized mortgage obligations	6,361	161	(1)	6,521
Total debt securities available for sale	$149,954	$2,196	$(151)	$151,999

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2021
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	5	$7,664	$(27)	—	$—	$—	5	$7,664	$(27)
State and local government	70	14,758	(601)	—	—	—	70	14,758	(601)
Corporate debt	13	9,144	(410)	—	—	—	13	9,144	(410)
Asset-backed securities	14	17,644	(114)	7	4,578	(4)	21	22,222	(118)
Mortgage-backed securities	9	28,941	(861)	—	—	—	9	28,941	(861)
Commercial mortgage-backed securities	—	—	—	1	888	(32)	1	888	(32)
Collateralized mortgage obligations	9	3,427	(34)	1	81	(1)	10	3,508	(35)
Total debt securities available for sale	120	$81,578	$(2,047)	9	$5,547	$(37)	129	$87,125	$(2,084)

	December 31, 2020
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	2	$6,764	$(1)	—	$—	$—	2	$6,764	$(1)
State and local government	16	3,905	(28)	—	—	—	16	3,905	(28)
Corporate debt	2	1,051	(23)	—	—	—	2	1,051	(23)
Asset-backed securities	7	6,050	(34)	11	6,551	(39)	18	12,601	(73)
Mortgage-backed securities	2	1,652	(3)	—	—	—	2	1,652	(3)
Commercial mortgage-backed securities	1	899	(22)	—	—	—	1	899	(22)
Collateralized mortgage obligations	2	195	(1)	—	—	—	2	195	(1)
Total debt securities available for sale	32	$20,516	$(112)	11	$6,551	$(39)	43	$27,067	$(151)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three months ended March 31, 2021 and 2020.

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Debt securities	$600	$867
Equity securities	48	55
Cash, cash equivalents and short-term investments	1	119
Total investment income	649	1,041
Investment expenses	(117)	(87)
Net investment income	$532	$954

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Debt securities:
Gross realized gains	$27	$720
Gross realized losses	(6)	(4)
Total debt securities	21	716
Equity securities:
Gross realized gains	2,903	344
Gross realized losses	—	(132)
Total equity securities	2,903	212
Total net realized investment gains (losses)	$2,924	$928

Proceeds from the sales of available-for-sale debt securities were $14.2 million and $23.2 million for the three months ended March 31, 2021 and 2020, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the three months ended March 31, 2021, were $27,000 and $6,000, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the three months ended March 31, 2020, were $719,000 and $0, respectively.

As of March 31, 2021 and 2020, there were $0 and $6.5 million of payables from securities purchased, respectively.  There were $3,000 and $7,000 of receivables from securities sold as of March 31, 2021, and 2020, respectively.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There were no impairments or observable changes in price recorded during 2021 related to the Company's equity securities without readily determinable fair value.  These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $1.3 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at March 31, 2021.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,062	$9,175
Due after one year through five years	29,289	29,744
Due after five years through ten years	13,602	13,324
Due after ten years	18,337	17,937
Securities with contractual maturities	70,290	70,180
Asset-backed securities	31,905	31,823
Mortgage-backed securities	36,724	36,047
Commercial mortgage-backed securities	1,849	1,857
Collateralized mortgage obligations	7,666	7,722
Total debt securities	$148,434	$147,629

At March 31, 2021 and December 31, 2020, the Insurance Company Subsidiaries had $8.8 million on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At March 31, 2021 and December 31, 2020, the Company had $67.2 million and $67.6 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$22,160	$—	$22,160	$—
State and local government	31,879	—	31,879	—
Corporate debt	16,141	—	16,141	—
Asset-backed securities	31,823	—	31,823	—
Mortgage-backed securities	36,047	—	36,047	—
Commercial mortgage-backed securities	1,857	—	1,857	—
Collateralized mortgage obligations	7,722	—	7,722	—
Total debt securities	147,629	—	147,629	—
Equity Securities	19,086	18,803	283	—
Short-term investments	12,710	12,710	—	—
Total marketable investments measured at fair value	$179,425	$31,513	$147,912	$—

Investments measured at NAV:
Investment in limited partnership	552
Total assets measured at fair value	$179,977

Liabilities:
Senior Unsecured Notes *	$24,381	$—	$24,381	$—
Subordinated Notes *	11,593	—	—	11,593
Line of credit *	3,000	—	3,000	—
Paycheck Protection Program loan *	2,745	—	2,745	—
Total Liabilities measured at fair value	$41,719	$—	$30,126	$11,593

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$30,967	$—	$30,967	$—
State and local government	33,265	—	33,265	—
Corporate debt	19,303	—	19,303	—
Asset-backed securities	20,963	—	20,963	—
Mortgage-backed securities	38,854	—	38,854	—
Commercial mortgage-backed securities	2,126	—	2,126	—
Collateralized mortgage obligations	6,521	—	6,521	—
Total debt securities	151,999	—	151,999	—
Equity securities	17,336	17,053	283	—
Short-term investments	13,317	13,317	—	—
Total marketable investments measured at fair value	$182,652	$30,370	$152,282	$—

Investments measured at NAV:
Investment in limited partnership	555
Total assets measured at fair value	$183,207

Liabilities:
Senior Unsecured Notes *	$20,675	$—	$20,675	$—
Subordinated Notes *	11,616	—	—	11,616
Line of Credit *	5,000	—	5,000	—
Paycheck Protection Program loan *	2,745	—	2,745	—
Total Liabilities measured at fair value	$40,036	$—	$28,420	$11,616

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 17.5% of the fair value of the total investment portfolio as of March 31, 2021.

Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 82.2% of the fair value of the total investment portfolio as of March 31, 2021.

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

As of March 31, 2021 and December 31, 2020, Level 3 is entirely comprised of the Company's subordinated debt.  In determining the fair value of the subordinated debt outstanding at March 31, 2021 and December 31, 2020, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then fed back into the model along with the March 31, 2021 and December 31, 2020 U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three months ended March 31, 2021 and 2020.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$12,243	$11,906

Deferred policy acquisition costs	6,966	5,905
Amortization of policy acquisition costs	(6,750)	(6,303)
Net change	216	(398)

Balance at end of period	$12,459	$11,508

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended March 31,
	2021	2020
Gross reserves - beginning of period	$111,270	$107,246
Less: reinsurance recoverables on unpaid losses	(24,218)	(22,579)
Net reserves - beginning of period	87,052	84,667
Add: incurred losses and LAE, net of reinsurance:
Current period	13,584	10,520
Prior period	5,778	3,749
Total net incurred losses and LAE	19,362	14,269
Deduct: loss and LAE payments, net of reinsurance:
Current period	3,180	874
Prior period	11,117	10,427
Total net loss and LAE payments	14,297	11,301
Net reserves - end of period	92,117	87,635
Plus: reinsurance recoverables on unpaid losses	26,559	22,022
Gross reserves - end of period	$118,676	$109,657

The Company’s incurred losses during the three months ended March 31, 2021 include prior-year adverse reserve development of $5.8 million.  Of the $5.8 million of adverse development, $5.2 million was related to the Company’s commercial lines of business, while $612,000 was related to the Company’s personal lines of business.  Of the $5.2 million of adverse development in the Company’s commercial lines of business, $2.7 million was experienced in the Company’s hospitality lines of business, while $2.5 million was experienced in the Company’s small business lines of business.

The Company’s incurred losses during the three months ended March 31, 2020 included prior-year adverse reserve development of $3.7 million related to the Company’s commercial lines of business.

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.  The Company primarily ceded all specific commercial liability risks in excess of $400,000 in 2021 and 2020.  The Company ceded specific commercial property risks in excess of $200,000 in 2021.  The Company ceded 40% of specific commercial property risks in excess of $400,000, and 60% in excess of $300,000 in 2020.  The Company ceded homeowners specific risks in excess of $300,000 in both 2021 and 2020.

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

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Written premiums:
Direct	$23,433	$19,629
Assumed	6,940	5,455
Ceded	(5,890)	(4,033)
Net written premiums	$24,483	$21,051

Earned premiums:
Direct	$20,990	$17,458
Assumed	7,257	8,595
Ceded	(5,412)	(4,036)
Net earned premiums	$22,835	$22,017

Losses and LAE:
Direct	$20,750	$12,326
Assumed	6,781	5,458
Ceded	(8,169)	(3,515)
Net Losses and LAE	$19,362	$14,269

7. Debt

The Company's debt is comprised of four instruments: $24.4 million of publicly traded senior unsecured notes which were issued in September and October of 2018, a $10.0 million line of credit which commenced in June 2018, $10.5 million of privately placed subordinated notes (the “Subordinated Notes”), and a $2.7 million Paycheck Protection Program loan (the “PPP loan”) issued as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  A summary of the Company's outstanding debt is as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Senior unsecured notes	$23,731	$23,665
Subordinated notes	9,599	9,587
Line of credit	3,000	5,000
Paycheck Protection Program loan *	2,745	2,745
Total	$39,075	$40,997
*	The PPP loan was embedded into the line of credit facility. See below.

Senior unsecured notes

The Company issued $25.3 million of public senior unsecured notes (the "Notes") in 2018.  The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

The Company did not repurchase any of the Notes for the three months ended March 31, 2021.  During the first quarter of 2020, the Company repurchased 9,761 units of the Notes in the public market with a face value of $244,000.  The Notes were repurchased at a discount to face value, which resulted in a $115,000 gain on extinguishment.  This gain is reflected in the Consolidated Statement of Operations as Other gains.

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

As of March 31, 2021, the carrying value of the Notes and Subordinated Notes are offset by $650,000 and $900,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  At March 31, 2021, the Company was in compliance with all of its financial covenants.

Line of credit

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several financial debt covenants, including a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of March 31, 2021, the Company had $5.7 million outstanding on the line of credit (including the PPP loan described below), and was in compliance with all of its financial debt covenants.  On June 19, 2020, the line of credit was renewed with a maturity of June 18, 2021.

Paycheck Protection Program loan

On April 24, 2020, the Company received a $2,745,000 loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration (“SBA”).  The PPP loan was incorporated into the existing line of credit facility and utilizes a portion of the line of credit’s limit.  However, the PPP loan has a different maturity date (April 24, 2022) in accordance with the SBA requirements and bears interest at a rate of 1.0% per annum.  The Company amended its $10.0 million line of credit facility with the Lender to incorporate this loan as a reduction of the available line of credit.  The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  This loan may be subject to forgiveness under the CARES Act provisions.  The Company applied for forgiveness of the loan in 2020, at which point the principal and interest payments were deferred until the SBA remits the loan forgiveness amount  to the Lender.  As of March 31, 2021, the loan remains on the Company’s balance sheet as a liability.

8. Shareholders’ Equity

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. The Company did not repurchase any shares of stock for the three months ended March 31, 2021 related to the stock repurchase program.  The Company repurchased 700 shares valued at approximately $2,000 related to the stock repurchase program for the three months ended March 31, 2020.

For the three months ended March 31, 2021 and 2020, the Company did not repurchased any shares of stock related to the vesting of the Company’s restricted stock units.

As of March 31, 2021 and December 31, 2020, the Company had 9,681,728 issued and outstanding shares of common stock, respectively.  Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors.  The holders have no preemptive, conversion or subscription rights.

9. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three months ended March 31,
	2021	2020
Balance at beginning of period	$912	$489
Other comprehensive income (loss) before reclassifications	(1,924)	(1,315)
Less: amounts reclassified from accumulated other comprehensive income (loss)	943	384
Net other comprehensive income (loss)	(2,867)	(1,699)
Balance at end of period	$(1,955)	$(1,210)

10. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(4,636)	$(4,725)

Weighted average common shares, basic and diluted *	9,681,728	9,592,774

Earnings (loss) per common share, basic and diluted	$(0.48)	$(0.49)

*

The nonvested shares of the restricted stock units and stock options were anti-dilutive as of March 31, 2021 and 2020.  Therefore, the basic and diluted weighted average common shares are equal for the three months ended March 31, 2021 and 2020.

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

The Company recorded $54,000 and $239,000 of compensation expense related to the RSUs for the three months ended March 31, 2021 and 2020, respectively.  There were 51,941 unvested RSUs as of March 31, 2021, which will generate an estimated future expense of $204,000.

The Company recorded $12,000 of compensation expense for the three months ended March 31, 2021 related to the stock options granted on June 30, 2020.  There were 265,000 unvested options as of March 31, 2021, which will generate an estimated future expense of $233,000.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California. For the three months ended March 31, 2021 and 2020 gross written premiums attributable to these four states were 53.5% and 52.6%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended March 31, 2021	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$27,221	$3,152	$30,373	$—	$—	$—	$30,373

Net written premiums	$21,557	$2,926	$24,483	$—	$—	$—	$24,483

Net earned premiums	$20,706	$2,129	$22,835	$—	$—	$—	$22,835
Other income	56	40	96	1,726	43	(1,309)	556
Segment revenue	20,762	2,169	22,931	1,726	43	(1,309)	23,391

Losses and LAE, net	16,955	2,407	19,362	—	—	—	19,362
Policy acquisition costs	6,318	600	6,918	1,127	—	(1,295)	6,750
Operating expenses	2,955	349	3,304	744	301	—	4,349
Segment expenses	26,228	3,356	29,584	1,871	301	(1,295)	30,461

Segment gain (loss)	$(5,466)	$(1,187)	$(6,653)	$(145)	$(258)	$(14)	$(7,070)
Investment income					532		532
Net realized investment gains					2,924		2,924
Change in fair value of equity securities					(540)		(540)
Other gains					—		—
Interest expense					(721)		(721)
Income (loss) before equity earnings in Affiliate and income taxes	$(5,466)	$(1,187)	$(6,653)	$(145)	$1,937	$(14)	$(4,875)

Three months ended March 31, 2020	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$23,444	$1,640	$25,084	$—	$—	$—	$25,084

Net written premiums	$19,687	$1,364	$21,051	$—	$—	$—	$21,051

Net earned premiums	$20,431	$1,586	$22,017	$—	$—	$—	$22,017
Other income	74	36	110	1,934	31	(1,417)	658
Segment revenue	20,505	1,622	22,127	1,934	31	(1,417)	22,675

Losses and LAE, net	13,461	808	14,269	—	—	—	14,269
Policy acquisition costs	6,164	489	6,653	1,208	—	(1,558)	6,303
Operating expenses	3,503	275	3,778	905	362	—	5,045
Segment expenses	23,128	1,572	24,700	2,113	362	(1,558)	25,617

Segment gain (loss)	$(2,623)	$50	$(2,573)	$(179)	$(331)	$141	$(2,942)
Investment income					954		954
Net realized investment gains					928		928
Change in fair value of equity securities					(3,086)		(3,086)
Other gains					115		115
Interest expense					(731)		(731)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,623)	$50	$(2,573)	$(179)	$(2,151)	$141	$(4,762)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2021 and 2020

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 11, 2021 with the U. S. Securities and Exchange Commission.

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information.  The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 11, 2021 and subsequent reports filed with or furnished to the SEC.  Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Recent Developments

COVID-19 (the “Pandemic”) is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally.  Our exposure to the Pandemic is manifold.  The majority of our employees are now working remotely in observance of “shelter-in-place” or “stay-at-home” government orders.  A significant portion of our revenues is generated from the hospitality sector of the U.S. economy which has seen unprecedented contraction, at least in the near term, in an effort to mitigate the effects of the Pandemic.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes.  We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  During the three months ended March 31, 2021, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021.

Executive Overview

We reported $30.4 million of gross written premiums in the first quarter of 2021, representing a 21.1% increase as compared to the same period in 2020.  The increase was the result of growth in both commercial and personal lines business as we continue to penetrate markets where we have been the most successful while still reducing exposure to less profitable lines.

We reported a net loss of $4.6 million, or $0.48 per share, for three months ended March 31, 2021, compared to a net loss of $4.7 million, or $0.49 per share for the same period in 2020.

Adjusted operating loss, a non-GAAP measure, was $7.0 million, or $0.72 per share for the three months ended March 31, 2021, compared to an adjusted operating loss of $2.7 million, or $0.28 per share for the same period in 2020.

Our underwriting combined ratio was 129.0% for the three months ended March 31, 2021, compared to 111.6% for the same period in 2020.

Our combined ratio was higher in the first quarter of 2021, compared to the same period in 2020, due to catastrophe losses of $2.0 million, net of reinsurance recoverables, plus $318,000 of reinstatement reinsurance premiums, both related to Winter Storm Uri.  We also had adverse development of $5.8 million during the first quarter of 2021, of which $5.2 million was related to the Company’s commercial lines.

Results of Operations For The Three Months Ended March 31, 2021 and 2020

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Gross written premiums	$30,373	$25,084	$5,289	21.1%

Net written premiums	$24,483	$21,051	$3,432	16.3%

Net earned premiums	$22,835	$22,017	$818	3.7%
Other income	556	658	(102)	(15.5%)
Losses and loss adjustment expenses, net	19,362	14,269	5,093	35.7%
Policy acquisition costs	6,750	6,303	447	7.1%
Operating expenses	4,349	5,045	(696)	(13.8)%
Underwriting gain (loss)	(7,070)	(2,942)	(4,128)	*
Net investment income	532	954	(422)	(44.2)%
Net realized investment gains	2,924	928	1,996	*
Change in fair value of equity securities	(540)	(3,086)	2,546	*
Other gains	—	115	(115)	*
Interest expense	721	731	(10)	(1.4)%
Income (loss) before equity earnings in Affiliate and income taxes	(4,875)	(4,762)	(113)	*
Equity earnings (losses) in Affiliate, net of tax	248	50	198	*
Income tax expense	9	13	(4)	*
Net income (loss)	$(4,636)	$(4,725)	$89	*

Book value per common share outstanding	$3.82	$3.81

Underwriting Ratios:
Loss ratio (1)	84.4%	64.5%
Expense ratio (2)	44.6%	47.1%
Combined ratio (3)	129.0%	111.6%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the three months ended March 31, 2021 and 2020 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Gross written premiums
Commercial lines	$27,221	$23,444	$3,777	16.1%
Personal lines	3,152	1,640	1,512	92.2%
Total	$30,373	$25,084	$5,289	21.1%

Net written premiums
Commercial lines	$21,557	$19,687	$1,870	9.5%
Personal lines	2,926	1,364	1,562	114.5%
Total	$24,483	$21,051	$3,432	16.3%

Net earned premiums
Commercial lines	$20,706	$20,431	$275	1.3%
Personal lines	2,129	1,586	543	34.2%
Total	$22,835	$22,017	$818	3.7%

Gross written premiums increased $5.3 million, or 21.1%, to $30.4 million for the three months ended March 31, 2021, as compared to $25.1 million for the same period in 2020.

Commercial lines gross written premiums increased $3.8 million, or 16.1%, to $27.2 million in the first quarter of 2021, as compared to $23.4 million for the first quarter of 2020. The increase was due to $5.1 million of additional gross written premium in the Company’s small business programs during the first quarter of 2021, compared the first quarter of 2020.  This increase was offset by a reduction of $1.3 million of gross written premium in the Company’s hospitality programs during the first quarter of 2021, compared to the first quarter of 2020, as a result on the ongoing impact of the pandemic on restaurants, bars and taverns.

Personal lines gross written premiums increased $1.5 million, or 92.2%, to $3.1 million in the first quarter of 2021, as compared to $1.6 million for the same period in 2020.  The increased gross written premiums were due to continued growth in the Company’s low-value dwelling book of business.

Net written premiums increased $3.4 million, or 16.3%, to $24.5 million for the three months ended March 31, 2021, as compared to $21.1 million for the same period in 2020.  Net written premiums did not increase as much as gross written premiums due to a combination of factors that increased our ceded premium rates.  Our blended ratio of ceded earned premiums to gross earned premiums increased from 15.5% to 19.2% in the first quarters of 2020 and 2021, respectively. Winter Storm Uri resulted in $318,000 of reinstatement premiums that increased the ceded rate by 1.0 percentage point in the first quarter.  The remainder of the increase was due to a combination of: 1) a change in the mix of business to more property exposure which has a higher ceding rate; 2) general reinsurance rate increases; and 3) we purchased more reinsurance as of January 1, 2021 to reduce our commercial property specific loss retention to only $200,000, from $340,000.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income for the three months ended March 31, 2021, decreased $102,000, or 15.5%, to $556,000 as compared to $658,000 for the same period in 2020.  The decrease in other income was primarily due to a decrease in revenue in the Agency operations in the first quarter of 2021, compared to the same period in 2020.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended March 31, 2021 and 2020 (dollars in thousands).

Three months ended March 31, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,789	$1,795	$13,584
Net (favorable) adverse development	5,166	612	5,778
Calendar year net losses and LAE	$16,955	$2,407	$19,362

Accident year loss ratio	56.8%	82.8%	59.2%
Net (favorable) adverse development	24.9%	28.2%	25.2%
Calendar year loss ratio	81.7%	111.0%	84.4%

Three months ended March 31, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$9,778	$742	$10,520
Net (favorable) adverse development	3,683	66	3,749
Calendar year net losses and LAE	$13,461	$808	$14,269

Accident year loss ratio	47.7%	45.8%	47.6%
Net (favorable) adverse development	17.9%	4.0%	16.9%
Calendar year loss ratio	65.6%	49.8%	64.5%

Net losses and LAE increased by $5.1 million, or 35.7%, to $19.4 million for the first three months in 2021, compared to $14.3 million for the same period in 2020.  As discussed in the Executive Overview, the Company experienced $2.0 million of catastrophe losses, net of reinsurance recoverables, during the first quarter of 2021 from Winter Storm Uri.  In addition to these losses, the Company experienced $5.8 million of adverse development for the three months ended March 31, 2021.  Of the $5.8 million in adverse development, $5.2 million was related to commercial lines, and $612,000 was related to personal lines.

The Company's incurred losses for the three months ended March 31, 2020, included adverse prior-year reserve development of $3.7 million from the commercial lines, mostly attributable to hospitality liability in 2018 and 2019 accident years.

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

The table below provides the expense ratio by major component.

	Three Months Ended March 31,
	2021	2020
Commercial Lines
Policy acquisition costs	30.4%	30.1%
Operating expenses	14.2%	17.1%
Total	44.6%	47.2%
Personal Lines
Policy acquisition costs	27.7%	30.2%
Operating expenses	16.1%	16.9%
Total	43.8%	47.1%
Total Underwriting
Policy acquisition costs	30.2%	30.0%
Operating expenses	14.4%	17.1%
Total	44.6%	47.1%

Our expense ratio decreased by 2.5 percentage points in the first quarter of 2021 as compared to the same period of 2020.  We saw the most improvement in the operating expense ratios.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  For the three months ended March 31, 2021 and 2020, the percentage of policy acquisition costs to net earned premiums and other underwriting income increased to 30.2% compared to 30.0%, respectively.  Acquisition costs as a percent of gross earned premiums were lower by 1.0 percentage point in the first quarter of 2021 as compared to the same period in 2020.  However, the acquisition cost ratio (which is based on net earned premiums) was higher due to higher ceded premium rates discussed above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income were 14.4% and 17.1% for the three months ended March 31, 2021 and 2020, respectively.  The operating expense ratio was lower due to our expense reduction efforts, partially offset by higher ceded premium rates discussed above.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the three months ended March 31, 2021 and 2020 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended March 31,
	2021	2020	$ Change
Commercial Lines	$(5,466)	$(2,623)	$(2,843)
Personal Lines	(1,187)	50	(1,237)
Total Underwriting	(6,653)	(2,573)	(4,080)
Wholesale Agency	(145)	(179)	34
Corporate	(258)	(331)	73
Eliminations	(14)	141	(155)
Total Segment gain (loss)	$(7,070)	$(2,942)	$(4,128)

Liquidity and Capital Resources

Sources and Uses of Funds

At March 31, 2021, we had $17.1 million in cash, cash equivalents and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  There were no dividends paid from our Insurance Company Subsidiaries during the three months ended March 31, 2021 and 2020.

Cash Flows

Operating Activities. Cash used in operating activities for the three months ended March 31, 2021, was $3.5 million, compared to $4.0 million provided by operating activities for the same period in 2020.  The differences in cash used in operating activities was primarily due to a $6.2 million increase in paid claims and $1.7 million of additional acquisition costs paid in 2021.  These increases in cash used in operating activities was partially offset by a $1.1 million increase in premiums collected, net of reinsurance premiums.

Investing Activities.  Cash provided by investing activities for the three months ended March 31, 2021, was $1.7 million, as compared to $4.1 million of cash used in investing activities for the same period in 2020.  The $5.8 million increase in cash provided by investing activities was driven by a reduction in the purchases of investments in the first quarter of 2021, compared to the first quarter of 2020.  There was a significant repositioning of the Company’s portfolio during the first quarter of 2020 from the COVID-19 pandemic, which caused an increase in the purchases of investments.

Financing Activities.  Cash used in financing activities for the three months ended March 31, 2021, was $2.0 million, compared to $754,000 of cash provided financing activities for the same period in 2020.  The $2.8 million increase in cash used in financing activities was mostly due to the Company paying down a net amount of $2.0 million of its outstanding balance on its line of credit during the first quarter of 2021.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators.  These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP.  The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $58.7 million and $64.1 million at March 31, 2021 and December 31, 2020, respectively.

Non-GAAP Financial Measures

Adjusted Operating Income and Adjusted Operating Income Per Share

Adjusted operating income and adjusted operating income per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment gains or losses, changes in fair value of equity securities, and other gains or losses; all net of tax.  The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively.  Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share.  Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results.  Our definition of adjusted operating income may be different from that used by other companies.  The following is a reconciliation of net income (loss) to adjusted operating income (loss) (dollars in thousands), as well as net income (loss) per share to adjusted operating income (loss) per share:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(4,636)	$(4,725)
Exclude:
Net realized investment gains and other gains, net of tax	2,924	1,043
Change in fair value of equity securities, net of tax	(540)	(3,086)
Adjusted operating income (loss)	$(7,020)	$(2,682)

Weighted average common shares diluted	9,681,728	9,592,774
Diluted income (loss) per common share:
Net income (loss)	$(0.48)	$(0.49)
Exclude:
Net realized investment gains and other gains, net of tax	0.30	0.11
Change in fair value of equity securities, net of tax	(0.06)	(0.32)
Adjusted operating income (loss) per share	$(0.72)	$(0.28)

We use adjusted operating income and adjusted operating income per share to assess our performance and to evaluate the results of our overall business.  We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to debt securities that are available for sale and not held for trading purposes.  The change in fair value of equity securities and realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, adjusted operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying results of our business.  We believe that it is useful for investors to evaluate adjusted operating income and adjusted operating income per share, along with net income and net income per share, when reviewing and evaluating our performance.

Recently Issued Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies – Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2021. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At March 31, 2021, the fair value of our investment portfolio, excluding cash and cash equivalents, was $180.0 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available-for-sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The effective duration of our portfolio as of March 31, 2021 and December 31, 2020 was 3.9 and 3.6 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of March 31, 2021.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2021	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$148,185	$(12,154)	(7.58)%	(32.87)%
100 basis point increase	154,118	(6,221)	(3.88)%	(16.82)%
No change	160,339	—	—	—
100 basis point decrease	164,396	4,057	2.53%	10.97%
200 basis point decrease	166,256	5,917	3.69%	16.00%

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

At March 31, 2021, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $34.1 million.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2021. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2021, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 11, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Dated: May 11, 2021