Form 10-Q
period 2021-06-30
Conifer Holdings, Inc.
filed 2021-08-11
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

The number of outstanding shares of the registrant’s common stock, no par value, as of August 11, 2021, was 9,689,421.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $148,699 and $149,954, respectively)	$149,188	$151,999
Equity securities, at fair value (cost of $20,080 and $16,912, respectively)	19,994	17,891
Short-term investments, at fair value	11,435	13,317
Total investments	180,617	183,207

Cash and cash equivalents	4,668	8,193
Premiums and agents' balances receivable, net	22,887	20,162
Receivable from Affiliate	9,002	8
Reinsurance recoverables on unpaid losses	22,824	24,218
Reinsurance recoverables on paid losses	3,269	2,138
Prepaid reinsurance premiums	4,964	1,316
Deferred policy acquisition costs	13,121	12,243
Other assets	8,383	10,112
Total assets	$269,735	$261,597

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$117,852	$111,270
Unearned premiums	63,103	56,224
Debt	37,153	40,997
Accounts payable and accrued expenses	7,743	8,693
Total liabilities	225,851	217,184

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,689,421 and 9,681,728 issued and outstanding, respectively)	92,612	92,486
Accumulated deficit	(48,069)	(48,985)
Accumulated other comprehensive income (loss)	(659)	912
Total shareholders' equity	43,884	44,413
Total liabilities and shareholders' equity	$269,735	$261,597

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue and Other Income
Premiums
Gross earned premiums	$30,228	25,959	$58,475	$52,012
Ceded earned premiums	(5,390)	(4,201)	(10,802)	(8,237)
Net earned premiums	24,838	21,758	47,673	43,775
Net investment income	503	863	1,035	1,817
Net realized investment gains	1,060	245	3,984	1,173
Change in fair value of equity securities	(525)	1,576	(1,065)	(1,510)
Other gains	8,910	145	8,910	260
Other income	666	713	1,222	1,371
Total revenue and other income	35,452	25,300	61,759	46,886

Expenses
Losses and loss adjustment expenses, net	17,926	11,945	37,288	26,214
Policy acquisition costs	6,896	6,395	13,646	12,698
Operating expenses	4,342	4,859	8,691	9,904
Interest expense	732	731	1,453	1,462
Total expenses	29,896	23,930	61,078	50,278

Income (loss) before equity earnings in Affiliate and income taxes	5,556	1,370	681	(3,392)
Equity earnings in Affiliate, net of tax	180	179	428	229
Income tax expense	184	44	193	57

Net income (loss)	$5,552	$1,505	$916	$(3,220)

Earnings (loss) per common share, basic and diluted	$0.57	$0.16	$0.09	$(0.34)

Weighted average common shares outstanding, basic and diluted	9,686,631	9,595,668	9,684,193	9,594,221

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$5,552	$1,505	$916	$(3,220)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	394	5,017	(1,530)	3,702
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	394	5,017	(1,530)	3,702

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(902)	2	41	386
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	(902)	2	41	386

Other comprehensive income (loss)	1,296	5,015	(1,571)	3,316

Total comprehensive income (loss)	$6,848	$6,520	$(655)	$96

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at March 31, 2021	9,681,728	$92,552	$(53,621)	$(1,955)	$36,976
Net income (loss)	—	—	5,552	—	5,552
Repurchase of common stock	(2,307)	(7)	—	—	(7)
Stock-based compensation expense	10,000	67	—	—	67
Other comprehensive income (loss)	—	—	—	1,296	1,296
Balances at June 30, 2021	9,689,421	$92,612	$(48,069)	$(659)	$43,884

Balances at March 31, 2020	9,592,161	$92,053	$(54,305)	$(1,210)	$36,538
Net income (loss)	—	—	1,505	—	1,505
Repurchase of common stock	(4,006)	(14)	—	—	(14)
Restricted stock unit expense	10,000	236	—	—	236
Other comprehensive income (loss)	—	—	—	5,015	5,015
Balances at June 30, 2020	9,598,155	$92,275	$(52,800)	$3,805	$43,280

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	9,681,728	$92,486	$(48,985)	$912	$44,413
Net income (loss)	—	—	916	—	916
Repurchase of common stock	(2,307)	(7)	—	—	(7)
Stock-based compensation expense	10,000	133	—	—	133
Other comprehensive income (loss)	—	—	—	(1,571)	(1,571)
Balances at June 30, 2021	9,689,421	92,612	(48,069)	(659)	43,884

Balances at December 31, 2019	9,592,861	$91,816	$(49,580)	$489	$42,725
Net income (loss)	—	—	(3,220)	—	(3,220)
Repurchase of common stock	(4,706)	(16)	—	—	(16)
Restricted stock unit expense, net	10,000	475	—	—	475
Other comprehensive income (loss)	—	—	—	3,316	3,316
Balances at June 30, 2020	9,598,155	92,275	(52,800)	3,805	43,280

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	916	$(3,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of agency business	(8,910)	—
Depreciation and amortization	217	255
Amortization of bond premium and discount, net	255	301
Net realized investment (gains) losses	(3,984)	(1,173)
Change in fair value of equity securities	1,065	1,510
Stock-based compensation expenses	133	475
Equity earnings in Affiliate, net of tax	(428)	(229)
Other	17	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(2,719)	(2,075)
Reinsurance recoverables	263	1,379
Prepaid reinsurance premiums	(3,648)	(2,944)
Deferred policy acquisition costs	(878)	213
Other assets	344	(202)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	6,582	(512)
Unearned premiums	6,879	617
Accounts payable and other liabilities	(564)	1,004
Net cash provided by (used in) operating activities	(4,460)	(4,601)
Cash Flows From Investing Activities
Purchase of investments	(112,849)	(160,445)
Proceeds from maturities and redemptions of investments	11,793	10,476
Proceeds from sales of investments	104,118	149,156
Proceeds from sale of agency business	1,000	—
Dividends from Affiliate	900	—
Purchases of property and equipment	(20)	(48)
Net cash provided by (used in) investing activities	4,942	(861)
Cash Flows From Financing Activities
Repurchase of common stock	(7)	(16)
Repurchase of senior unsecured notes	—	(919)
Borrowings under debt arrangements	3,000	3,745
Repayment of borrowings under debt arrangements	(7,000)	—
Net cash provided by (used in) financing activities	(4,007)	2,810
Net increase (decrease) in cash	(3,525)	(2,652)
Cash at beginning of period	8,193	7,464
Cash at end of period	$4,668	$4,812
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,450	$535
Note receivable from sale of agency business	9,000	—
Payable from purchase of agency	1,051	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), and Sycamore Insurance Agency, Inc. ("Sycamore").  CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Conifer Holdings, Inc. is referred to as the "Parent Company."  Sycamore owns a 50% non-controlling interest in Venture Holdings, Inc. (“Venture” or “Affiliate”).

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

The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results expected for the year ended December 31, 2021.  In addition, there are risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. The COVID-19 pandemic has negatively impacted the U.S. and global economies, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it has led to a global recession. Depending on the duration and severity of the pandemic, we foresee the potential for adverse impacts related to, among other things: (i) sales results; (ii) insurance product margin; (iii) net investment income; (iv) invested assets; (v) regulatory capital; (vi) liabilities for insurance products; (vii) access to capital markets; and (viii) the present value of future profits. The full extent to which COVID-19 will impact our business, results of operations and financial condition remains uncertain.

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

2. Sale of Certain Agency Business

On June 30, 2021, Sycamore Insurance Agency sold to Venture Holdings, Inc. the customer accounts and other related assets of some of its personal and commercial lines of business.  The customer accounts consist substantially of new and renewal rights and customer lists of the agency.  Sycamore will continue to produce various personal and commercial lines that it did not sell to Venture, which is substantially all produced for, and underwritten by, the Insurance Company Subsidiaries.  The Company recognized an $8.9 million gain on the sale which is reflected in Other Gains on the Consolidated Statements of Operations.

The purchase price was $10.0 million of which $1.0 million was paid in cash on June 30, 2021, and $9.0 million was in the form of two promissory notes (one for $6.0 million and one for $3.0 million).  Both notes require interest-only quarterly payments at a per annum rate of 7.0%, with a five-year maturity.  There are no prepayment penalties.

The assets sold included the customer accounts of substantially all of the personal lines business and a small subset of the commercial lines business underwritten by the Insurance Company Subsidiaries, and all of the customer accounts Sycamore produced for third-party insurers.

The transaction included the transition of 21 employees from Conifer to Venture as well as necessary systems and office functions to operate the business.  Venture is not assuming any in-force business or liabilities.

3. Investments

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at June 30, 2021 and December 31, 2020, were as follows (dollars in thousands):

	June 30, 2021
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$21,936	$148	$(27)	$22,057
State and local government	31,467	778	(74)	32,171
Corporate debt	19,989	162	(208)	19,943
Asset-backed securities	31,691	28	(92)	31,627
Mortgage-backed securities	34,811	145	(499)	34,457
Commercial mortgage-backed securities	1,844	62	—	1,906
Collateralized mortgage obligations	6,961	90	(24)	7,027
Total debt securities available for sale	$148,699	$1,413	$(924)	$149,188

	December 31, 2020
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$30,743	$225	$(1)	$30,967
State and local government	32,253	1,040	(28)	33,265
Corporate debt	19,015	311	(23)	19,303
Asset-backed securities	20,987	49	(73)	20,963
Mortgage-backed securities	38,512	345	(3)	38,854
Commercial mortgage-backed securities	2,083	65	(22)	2,126
Collateralized mortgage obligations	6,361	161	(1)	6,521
Total debt securities available for sale	$149,954	$2,196	$(151)	$151,999

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2021
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	5	$10,610	$(27)	—	$—	$—	5	$10,610	$(27)
State and local government	35	6,081	(74)	—	—	—	35	6,081	(74)
Corporate debt	17	10,853	(208)	—	—	—	17	10,853	(208)
Asset-backed securities	13	16,064	(89)	5	3,906	(3)	18	19,970	(92)
Mortgage-backed securities	8	28,500	(499)	—	—	—	8	28,500	(499)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	8	2,473	(23)	1	51	(1)	9	2,524	(24)
Total debt securities available for sale	86	$74,581	$(920)	6	$3,957	$(4)	92	$78,538	$(924)

	December 31, 2020
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	2	$6,764	$(1)	—	$—	$—	2	$6,764	$(1)
State and local government	16	3,905	(28)	—	—	—	16	3,905	(28)
Corporate debt	2	1,051	(23)	—	—	—	2	1,051	(23)
Asset-backed securities	7	6,050	(34)	11	6,551	(39)	18	12,601	(73)
Mortgage-backed securities	2	1,652	(3)	—	—	—	2	1,652	(3)
Commercial mortgage-backed securities	1	899	(22)	—	—	—	1	899	(22)
Collateralized mortgage obligations	2	195	(1)	—	—	—	2	195	(1)
Total debt securities available for sale	32	$20,516	$(112)	11	$6,551	$(39)	43	$27,067	$(151)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three and six months ended June 30, 2021 and 2020.

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Debt securities	$554	$929	$1,154	$1,796
Equity securities	55	53	103	108
Cash, cash equivalents and short-term investments	—	24	1	143
Total investment income	609	1,006	1,258	2,047
Investment expenses	(106)	(143)	(223)	(230)
Net investment income	$503	$863	$1,035	$1,817

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Debt securities:
Gross realized gains	$—	$—	$27	$720
Gross realized losses	—	—	(6)	(4)
Total debt securities	—	—	21	716
Equity securities:
Gross realized gains	1,105	604	4,008	948
Gross realized losses	(45)	(359)	(45)	(491)
Total equity securities	1,060	245	3,963	457
Total net realized investment gains (losses)	$1,060	$245	$3,984	$1,173

Proceeds from the sales of available-for-sale debt securities were $20.0 million and $23.9 million for the six months ended June 30, 2021 and 2020, respectively.  There were no gross realized gains or losses from the sales of available-for-sale securities for the three months ended June 30, 2021.  The gross realized gains and losses from the sales of available-for-sale debt securities for the six months ended June 30, 2021, were $27,000 and $6,000, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the three months ended June 30, 2020 were $3,000 and $0, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the six months ended June 30, 2020, were $722,000 and $0, respectively.

As of June 30, 2021 and 2020, there were $249,000 and $125,000 of payables from securities purchased, respectively.  There were $11,000 and $17,000 of receivables from securities sold as of June 30, 2021, and 2020, respectively.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There were no impairments or observable changes in price recorded during 2021 related to the Company's equity securities without readily determinable fair value.  These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $1.2 million as of June 30, 2021 and December 31, 2020.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2021.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,861	$13,944
Due after one year through five years	26,881	27,319
Due after five years through ten years	15,191	15,234
Due after ten years	17,459	17,674
Securities with contractual maturities	73,392	74,171
Asset-backed securities	31,691	31,627
Mortgage-backed securities	34,811	34,457
Commercial mortgage-backed securities	1,844	1,906
Collateralized mortgage obligations	6,961	7,027
Total debt securities	$148,699	$149,188

At June 30, 2021 and December 31, 2020, the Insurance Company Subsidiaries had $9.7 million and $8.8 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At June 30, 2021 and December 31, 2020, the Company had $65.7 million and $67.6 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

4. Fair Value Measurements

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$22,057	$—	$22,057	$—
State and local government	32,171	—	32,171	—
Corporate debt	19,943	—	19,943	—
Asset-backed securities	31,627	—	31,627	—
Mortgage-backed securities	34,457	—	34,457	—
Commercial mortgage-backed securities	1,906	—	1,906	—
Collateralized mortgage obligations	7,027	—	7,027	—
Total debt securities	149,188	—	149,188	—
Equity Securities	19,314	19,031	283	—
Short-term investments	11,435	11,435	—	—
Total marketable investments measured at fair value	$179,937	$30,466	$149,471	$—

Investments measured at NAV:
Investment in limited partnership	680
Total assets measured at fair value	$180,617

Liabilities:
Senior Unsecured Notes *	$24,283	$—	$24,283	$—
Subordinated Notes *	11,604	—	—	11,604
Line of credit *	1,000	—	1,000	—
Paycheck Protection Program loan *	2,745	—	2,745	—
Total Liabilities measured at fair value	$39,632	$—	$28,028	$11,604

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$30,967	$—	$30,967	$—
State and local government	33,265	—	33,265	—
Corporate debt	19,303	—	19,303	—
Asset-backed securities	20,963	—	20,963	—
Mortgage-backed securities	38,854	—	38,854	—
Commercial mortgage-backed securities	2,126	—	2,126	—
Collateralized mortgage obligations	6,521	—	6,521	—
Total debt securities	151,999	—	151,999	—
Equity securities	17,336	17,053	283	—
Short-term investments	13,317	13,317	—	—
Total marketable investments measured at fair value	$182,652	$30,370	$152,282	$—

Investments measured at NAV:
Investment in limited partnership	555
Total assets measured at fair value	$183,207

Liabilities:
Senior Unsecured Notes *	$20,675	$—	$20,675	$—
Subordinated Notes *	11,616	—	—	11,616
Line of Credit *	5,000	—	5,000	—
Paycheck Protection Program loan *	2,745	—	2,745	—
Total Liabilities measured at fair value	$40,036	$—	$28,420	$11,616

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 16.9% of the fair value of the total investment portfolio as of June 30, 2021.

Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 82.8% of the fair value of the total investment portfolio as of June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, Level 3 is entirely comprised of the Company's subordinated debt.  In determining the fair value of the subordinated debt outstanding at June 30, 2021 and December 31, 2020, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then fed back into the model along with the June 30, 2021 and December 31, 2020 U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

5. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the six months ended June 30, 2021 and 2020.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$12,459	$11,508	$12,243	$11,906

Deferred policy acquisition costs	7,558	6,580	14,524	12,485
Amortization of policy acquisition costs	(6,896)	(6,395)	(13,646)	(12,698)
Net change	662	185	878	(213)

Balance at end of period	$13,121	$11,693	$13,121	$11,693

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gross reserves - beginning of period	$118,676	$109,657	$111,270	$107,246
Less: reinsurance recoverables on unpaid losses	(26,559)	(22,022)	(24,218)	(22,579)
Net reserves - beginning of period	92,117	87,635	87,052	84,667
Add: incurred losses and LAE, net of reinsurance:
Current period	11,716	8,908	25,300	19,428
Prior period	6,210	3,037	11,988	6,786
Total net incurred losses and LAE	17,926	11,945	37,288	26,214
Deduct: loss and LAE payments, net of reinsurance:
Current period	5,120	3,044	8,300	3,918
Prior period	9,895	10,694	21,012	21,121
Total net loss and LAE payments	15,015	13,738	29,312	25,039
Net reserves - end of period	95,028	85,842	95,028	85,842
Plus: reinsurance recoverables on unpaid losses	22,824	20,892	22,824	20,892
Gross reserves - end of period	$117,852	$106,734	$117,852	$106,734

Net losses and LAE increased by $6.0 million, or 50.1%, to $17.9 million during the second quarter of 2021, compared to $11.9 million for the same period in 2020.  The increase in losses was driven by adverse development that occurred during the second quarter of 2021.  The Company experienced $6.2 million of adverse development for the three months ended June 30, 2021.  Of the $6.2 million in adverse development, $1.9 million was related to 2017 and prior accident years, $2.4 million was related to the 2018 accident year, and $1.9 million was related to the 2019 and 2020 accident years.  Substantially all of the development was from the Company’s commercial lines of business.

Net losses and LAE increased by $11.1 million, or 42.2%, to $37.3 million for the six months ended June 30, 2021, compared to $26.2 million for the same period in 2020.  The Company experienced $2.0 million of catastrophe losses, net of reinsurance recoverables, during the first quarter of 2021 from Winter Storm Uri.  The Company also experienced $12.0 million of adverse development for the six months ended June 30, 2021, which increased losses further.  Of the $12.0 million in adverse development, $11.4 million was related to commercial lines, while $636,000 was related to personal lines.  The adverse development was mostly attributable to the 2018 and 2017 and prior accident years.

The Company’s incurred losses during the three and six months ended June 30, 2020 included prior-year adverse reserve development of $3.0 million and $6.7 million, respectively.  These losses were related to the Company’s commercial lines of business.

7. Reinsurance

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

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Written premiums:
Direct	$26,153	$19,595	$49,586	$39,225
Assumed	8,828	7,950	15,768	13,404
Ceded	(6,449)	(4,480)	(12,339)	(8,513)
Net written premiums	$28,532	$23,065	$53,015	$44,116

Earned premiums:
Direct	$22,607	$17,913	$43,597	$35,371
Assumed	7,621	8,046	14,878	16,641
Ceded	(5,390)	(4,201)	(10,802)	(8,237)
Net earned premiums	$24,838	$21,758	$47,673	$43,775

Losses and LAE:
Direct	$15,367	$10,739	$36,117	$23,065
Assumed	48	4,347	6,829	9,969
Ceded	2,511	(3,141)	(5,658)	(6,820)
Net Losses and LAE	$17,926	$11,945	$37,288	$26,214

8. Debt

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

	June 30, 2021	December 31, 2020
Senior unsecured notes	$23,795	$23,665
Subordinated notes	9,613	9,587
Line of credit	1,000	5,000
Paycheck Protection Program loan *	2,745	2,745
Total	$37,153	$40,997
*	The PPP loan was embedded into the line of credit facility. See below.

Senior unsecured notes

The Company issued $25.3 million of public senior unsecured notes (the "Notes") in 2018.  The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

The Company did not repurchase any of the Notes for the three and six months ended June 30, 2021.  For the three and six months ended June 30, 2020, the Company repurchased in the public market 9,761 and 36,761 units of the Notes with a face value of $244,000 and $919,000, respectively. The Notes were repurchased at a discount to face value, which resulted in a $145,000 and $260,000 gain on extinguishment for the three and six months ended June 30, 2020.

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

As of June 30, 2021, the carrying value of the Notes and Subordinated Notes are offset by $585,000 and $887,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  At June 30, 2021, the Company was in compliance with all of its financial covenants.

Line of credit

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several financial debt covenants, including a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of June 30, 2021, the Company had $3.7 million outstanding on the line of credit (including the PPP loan described below), and was in compliance with all of its financial debt covenants.  On June 18, 2021, the line of credit was renewed with a maturity of December 1, 2022.

Paycheck Protection Program loan

On April 24, 2020, the Company received a $2.7 million loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration (“SBA”).  The PPP loan was incorporated into the existing line of credit facility and utilizes a portion of the line of credit’s limit.  However, the PPP loan has a different maturity date (April 24, 2022) in accordance with the SBA requirements and bears interest at a rate of 1.0% per annum.  The Company amended its $10.0 million line of credit facility with the Lender to incorporate this loan as a reduction of the available line of credit.  The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  The Company applied for forgiveness of the loan in 2020, at which point the principal and interest payments were deferred until the SBA remits the loan forgiveness amount to the Lender.  As of June 30, 2021, the loan remains on the Company’s balance sheet as a liability.  The Company received notice from the SBA that the loan was 100% forgiven on July 8, 2021.  The Company will recognize the forgiveness of the loan in the Other Gains section of the Consolidated Statement of Operations in the third quarter of 2021.

9. Shareholders’ Equity

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. The Company did not repurchase any shares of stock for the three and six months ended June 30, 2021 related to the stock repurchase program.  For the three and six months ended June 30, 2020, the Company repurchased 1,698 and 2,398 shares of stock valued at $6,000 and $8,000, respectively, related to the stock repurchase program.

For the three months ended June 30, 2021, and 2020, the Company repurchased 2,307 and 2,308 shares of stock valued at approximately $7,000 and $8,000, respectively, related to the vesting of the Company’s restricted stock units.  The Company made no repurchases of stock relating to the vesting of restricted stock units during the first quarters of 2021 and 2020.  Upon the repurchase of the Company’s shares, the shares remain authorized, but not issued or outstanding.

As of June 30, 2021 and December 31, 2020, the Company had 9,689,421 and 9,681,728 issued and outstanding shares of common stock, respectively.  Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors.  The holders have no preemptive, conversion or subscription rights.

10. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$(1,955)	$(1,210)	$912	$489
Other comprehensive income (loss) before reclassifications	394	5,017	(1,530)	3,702
Less: amounts reclassified from accumulated other comprehensive income (loss)	(902)	2	41	386
Net other comprehensive income (loss)	1,296	5,015	(1,571)	3,316
Balance at end of period	$(659)	$3,805	$(659)	$3,805

11. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$5,552	$1,505	$916	$(3,220)

Weighted average common shares, basic and diluted *	9,686,631	9,595,668	9,684,193	9,594,221

Earnings (loss) per common share, basic and diluted	$0.57	$0.16	$0.09	$(0.34)

*

The non-vested shares of the restricted stock units and stock options were anti-dilutive as of June 30, 2021 and 2020.  Therefore, the basic and diluted weighted average common shares are equal for the three and six months ended June 30, 2021 and 2020.

12. Stock-based Compensation

On June 30, 2020, the Company issued options to purchase 280,000 shares of the Company’s common stock, to certain executive officers and other employees.  The right to exercise the options will vest over a five-year period on a straight-line basis. The options have a strike price of $3.81 per share and expire on June 30, 2030.  The estimated value of these options is $290,000, which is being expensed ratably over the vesting period.

In 2015, 2016, and 2018, the Company issued 390,352, 111,281, and 70,000, respectively, of restricted stock units (“RSUs”) to various employees to be settled in shares of common stock, which were valued at $4.1 million, $909,000, and $404,000, respectively, on the dates of grant.

The Company recorded $108,000 and $475,000 of compensation expense related to the RSUs for the six months ended June 30, 2021 and 2020, respectively. There were 41,941 unvested RSUs as of June 30, 2021, which will generate an estimated future expense of $150,000.

The Company recorded $25,000 of compensation expense for the six months ended June 30, 2021 related to the stock options granted on June 30, 2020. There were 209,000 unvested options as of June 30, 2021, which will generate an estimated future expense of $219,000.

13. Commitments and Contingencies

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

14. Segment Information

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California. For the six months ended June 30, 2021 and 2020 gross written premiums attributable to these four states were 51.7% and 50.5%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended June 30, 2021	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$30,947	$4,034	$34,981	$—	$—	$—	$34,981

Net written premiums	$24,672	$3,860	$28,532	$—	$—	$—	$28,532

Net earned premiums	$22,188	$2,650	$24,838	$—	$—	$—	$24,838
Other income	52	44	96	1,971	28	(1,429)	666
Segment revenue	22,240	2,694	24,934	1,971	28	(1,429)	25,504

Losses and LAE, net	16,940	986	17,926	—	—	—	17,926
Policy acquisition costs	6,326	740	7,066	1,242	—	(1,412)	6,896
Operating expenses	2,852	391	3,243	816	283	—	4,342
Segment expenses	26,118	2,117	28,235	2,058	283	(1,412)	29,164

Segment gain (loss)	$(3,878)	$577	$(3,301)	$(87)	$(255)	$(17)	$(3,660)
Investment income					503		503
Net realized investment gains					1,060		1,060
Change in fair value of equity securities					(525)		(525)
Other gains					8,910		8,910
Interest expense					(732)		(732)
Income (loss) before equity earnings in Affiliate and income taxes	$(3,878)	$577	$(3,301)	$(87)	$8,961	$(17)	$5,556

Three months ended June 30, 2020	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$25,600	$1,945	$27,545	$—	$—	$—	$27,545

Net written premiums	$21,377	$1,688	$23,065	$—	$—	$—	$23,065

Net earned premiums	$20,105	$1,653	$21,758	$—	$—	$—	$21,758
Other income	82	36	118	2,081	132	(1,618)	713
Segment revenue	20,187	1,689	21,876	2,081	132	(1,618)	22,471

Losses and LAE, net	11,275	670	11,945	—	—	—	11,945
Policy acquisition costs	6,119	506	6,625	1,448	—	(1,678)	6,395
Operating expenses	3,145	272	3,417	736	706	—	4,859
Segment expenses	20,539	1,448	21,987	2,184	706	(1,678)	23,199

Segment gain (loss)	$(352)	$241	$(111)	$(103)	$(574)	$60	$(728)
Investment income					863		863
Net realized investment gains					245		245
Change in fair value of equity securities					1,576		1,576
Other gains					145		145
Interest expense					(731)		(731)
Income (loss) before equity earnings in Affiliate and income taxes	$(352)	$241	$(111)	$(103)	$1,524	$60	$1,370

Six months ended June 30, 2021	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$58,168	$7,186	$65,354	$—	$—	$—	$65,354

Net written premiums	$46,229	$6,786	$53,015	$—	$—	$—	$53,015

Net earned premiums	$42,894	$4,779	$47,673	$—	$—	$—	$47,673
Other income	108	84	192	3,697	71	(2,738)	1,222
Segment revenue	43,002	4,863	47,865	3,697	71	(2,738)	48,895

Losses and LAE, net	33,895	3,393	37,288	—	—	—	37,288
Policy acquisition costs	12,644	1,340	13,984	2,369	—	(2,707)	13,646
Operating expenses	5,807	740	6,547	1,560	584	—	8,691
Segment expenses	52,346	5,473	57,819	3,929	584	(2,707)	59,625

Segment gain (loss)	$(9,344)	$(610)	$(9,954)	$(232)	$(513)	$(31)	$(10,730)
Investment income					1,035		1,035
Net realized investment gains					3,984		3,984
Change in fair value of equity securities					(1,065)		(1,065)
Other gains					8,910		8,910
Interest expense					(1,453)		(1,453)
Income (loss) before equity earnings in Affiliate and income taxes	$(9,344)	$(610)	$(9,954)	$(232)	$10,898	$(31)	$681

Six months ended June 30, 2020	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$49,044	$3,585	$52,629	$—	$—	$—	$52,629

Net written premiums	$41,064	$3,052	$44,116	$—	$—	$—	$44,116

Net earned premiums	$40,536	$3,239	$43,775	$—	$—	$—	$43,775
Other income	156	72	228	4,015	163	(3,035)	1,371
Segment revenue	40,692	3,311	44,003	4,015	163	(3,035)	45,146

Losses and LAE, net	24,736	1,478	26,214	—	—	—	26,214
Policy acquisition costs	12,283	995	13,278	2,656	—	(3,236)	12,698
Operating expenses	6,648	547	7,195	1,641	1,068	—	9,904
Segment expenses	43,667	3,020	46,687	4,297	1,068	(3,236)	48,816

Segment gain (loss)	$(2,975)	$291	$(2,684)	$(282)	$(905)	$201	$(3,670)
Investment income					1,817		1,817
Net realized investment gains					1,173		1,173
Change in fair value of equity securities					(1,510)		(1,510)
Other gains					260		260
Interest expense					(1,462)		(1,462)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,975)	$291	$(2,684)	$(282)	$(627)	$201	$(3,392)

15. Subsequent Events

On July 8, 2021, the Company received forgiveness under the CARES Act from the SBA for the entire amount of its $2.7 million PPP loan.  The Company will recognize the forgiveness of the loan in the Other Gains section of the Consolidated Statement of Operations in the third quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2021 and 2020

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

Recent Developments

COVID-19

COVID-19 (the “Pandemic”) continues to cause significant disruption to public health, the global economy, financial markets, and commercial, social and community activity in general.  As there has been a significant reduction in reported cases and correspondingly a reduction in government restrictions, we see reduced risk to our business.  We continue to monitor potential risks the Pandemic may present including a potential resurgence.  Our exposure to the Pandemic is manifold.  The majority of our employees continue to work remotely however strict “shelter-in-place” or “stay-at-home” orders have been lifted.  A significant portion of our revenues are generated from the hospitality sector within the U.S. which remains under stress due to the threats of resurgence and resource shortages that resulted from the Pandemic.

We have continued to provide customer service, process new and renewal business, handle claims and otherwise manage all operations even though the vast majority of the staff is working remotely.  To date, we have not seen a major disruption in our business as a result of the Pandemic and currently do not expect to see a material negative impact to our financial position or results of operations as a result of the Pandemic.

Sale of Certain Agency Business

On June 30, 2021, our agency (Sycamore Insurance Agency) sold to Venture Holdings, Inc. the customer accounts and other related assets of some of its personal and commercial lines of business.  Sycamore will continue to produce various personal and commercial lines that it did not sell which is substantially all produced for, and underwritten by, our Insurance Company Subsidiaries. We recognized an $8.9 million gain on the sale which is reflected in Other Gains on the Consolidated Statement of Operations.

The purchase price was $10.0 million of which $1 million was paid in cash on June 30, 2021, and $9 million was in the form of two promissory notes (one for $6 million and one for $3 million).  Both notes require interest-only quarterly payments at a per annum rate of 7.0%, with a five-year maturity.  However, we expect the $3 million note to be paid in full within the next quarter.  There are no prepayment penalties.

The assets sold included the customer accounts (mainly agency-related new and renewal rights) of substantially all of the personal lines business and a small subset of the commercial lines business underwritten by our Insurance Company Subsidiaries, and all of the customer accounts Sycamore produced for third-party insurers.  The transaction included the transition of 21 employees from CHI to Venture as well as necessary systems and office functions to operate the business.  Venture did not assume any in-force business or liabilities.  The business will roll over to Venture as it produces new or renewal business effective July 1, 2021.  We expect our Insurance Company Subsidiaries will continue to underwrite substantially all of the business we sold to Venture that we underwrote prior to the transaction.  We expect Venture to be able to grow both the business we underwrite plus the third-party business more effectively as a separate entity outside of CHI’s group.  As of June 30, 2021, we had a non-controlling 50% interest in Venture.

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

Through our wholesale agency business segment, we offer commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers.  We have expanded the wholesale agency business to develop more non-risk revenue streams, and provide our agents with more insurance product options.  However, as a result of the sale of certain agency business on June 30, 2021, going forward, our agency segment will not be producing any significant amounts of business for third party insurers and will produce approximately 50% less business for the Insurance Company Subsidiaries.

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes.  We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operation will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  During the six months ended June 30, 2021, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021.

Executive Overview

The Company reported $35.0 million of gross written premiums in the second quarter of 2021, representing a 27.0% increase as compared to the same period in 2020.  Gross written premiums were $65.4 million for the six months ended June 30, 2021, representing a 24.2% increase as compared to the same period in 2020.  The increase in both periods was the result of growth in both commercial and personal lines business as we continue to penetrate markets where we have been the most successful while still reducing exposure to less profitable lines.

The Company reported net income of $5.6 million, or $0.57 per share, and net income of $916,000, or $0.09 per share, for the three and six months ended June 30, 2021, respectively.  The Company reported net income of $1.5 million, or $0.16 per share, and a net loss of $3.2 million, or $0.34 per share, for three and six months ended June 30, 2020, respectively.

Adjusted operating loss, a non-GAAP measure, was $3.9 million, or $0.40 per share for the three months ended June 30, 2021.  Adjusted operating loss was $10.9 million, or $1.13 per share for the six months ended June 30, 2021.  Adjusted operating loss was $461,000, or $0.04 per share for the three months ended June 30, 2020. Adjusted operating loss was $3.1 million, or $0.33 per share for the six months ended June 30, 2020.

Our underwriting combined ratio was 113.2% and 120.8% for the three and six months ended June 30, 2021, compared to 100.5% and 106.1% for the three and six months ended June 30, 2020, respectively.

Results of Operations For The Three Months Ended June 30, 2021 and 2020

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Gross written premiums	$34,981	$27,545	$7,436	27.0%

Net written premiums	$28,532	$23,065	$5,467	23.7%

Net earned premiums	$24,838	$21,758	$3,080	14.2%
Other income	666	713	(47)	(6.6%)
Losses and loss adjustment expenses, net	17,926	11,945	5,981	50.1%
Policy acquisition costs	6,896	6,395	501	7.8%
Operating expenses	4,342	4,859	(517)	(10.6)%
Underwriting gain (loss)	(3,660)	(728)	(2,932)	*
Net investment income	503	863	(360)	(41.7)%
Net realized investment gains	1,060	245	815	*
Change in fair value of equity securities	(525)	1,576	(2,101)	*
Other gains	8,910	145	8,765	*
Interest expense	732	731	1	0.1%
Income (loss) before equity earnings in Affiliate and income taxes	5,556	1,370	4,186	*
Equity earnings in Affiliate, net of tax	180	179	1	*
Income tax expense	184	44	140	*
Net income (loss)	$5,552	$1,505	$4,047	*

Book value per common share outstanding	$4.53	$4.51

Underwriting Ratios:
Loss ratio (1)	71.9%	54.6%
Expense ratio (2)	41.3%	45.9%
Combined ratio (3)	113.2%	100.5%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the three months ended June 30, 2021 and 2020 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Gross written premiums
Commercial lines	$30,947	$25,600	$5,347	20.9%
Personal lines	4,034	1,945	2,089	107.4%
Total	$34,981	$27,545	$7,436	27.0%

Net written premiums
Commercial lines	$24,672	$21,377	$3,295	15.4%
Personal lines	3,860	1,688	2,172	128.7%
Total	$28,532	$23,065	$5,467	23.7%

Net earned premiums
Commercial lines	$22,188	$20,105	$2,083	10.4%
Personal lines	2,650	1,653	997	60.3%
Total	$24,838	$21,758	$3,080	14.2%

Gross written premiums increased $7.4 million, or 27.0%, to $35.0 million for the three months ended June 30, 2021, as compared to $27.5 million for the same period in 2020.

Commercial lines gross written premiums increased $5.3 million, or 20.9%, to $30.9 million in the second quarter of 2021, as compared to $25.6 million for the second quarter of 2020. The increase was due to $7.1 million of additional gross written premium in the Company’s small business programs during the second quarter of 2021, as compared the second quarter of 2020.  This increase was offset by a $1.8 million reduction of gross written premium in the Company’s hospitality programs during the second quarter of 2021, as compared to the second quarter of 2020.

Personal lines gross written premiums increased $2.1 million, or 107.4%, to $4.0 million in the second quarter of 2021, as compared to $1.9 million for the same period in 2020.  The increased gross written premiums were due to continued growth in the Company’s low-value dwelling book of business.

Net written premiums increased $5.5 million, or 23.7%, to $28.5 million for the three months ended June 30, 2021, as compared to $23.1 million for the same period in 2020.  Net written premiums did not increase as much as gross written premiums due to a combination of factors that increased our ceded premium rates.  Our blended ratio of ceded earned premiums to gross earned premiums increased from 16.2% to 17.8% in the second quarters of 2020 and 2021, respectively.  The increase was due to a combination of: 1) a change in the mix of business to more property exposure which has a higher ceding rate; 2) general reinsurance rate increases; 3) we purchased more reinsurance as of January 1, 2021 to reduce our commercial property specific loss retention to $200,000, from $340,000, and we are writing more business in select areas that are mostly ceded under quota share agreements that skew the blended ceded earned premium to gross earned premium ratio.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income for the three months ended June 30, 2021, decreased $47,000, or 6.6%, to $666,000 as compared to $713,000 for the same period in 2020.  The decrease in other income was primarily due to a one-time item in 2020 that did not occur in 2021.  However, revenue in the Agency operations in the second quarter of 2021 continued to grow moderately, compared to the same period in 2020.

Other Gains

Other gains were $8.9 million for the three months ended June 30, 2021, compared to $145,000 for the same period in 2020.  The Company sold a portion of its Agency business during the second quarter of 2021, resulting in an $8.9 million gain.

The $145,000 gain in the second quarter of 2020 was due to the repurchase of 9,761 units of the Notes at a discount to face value.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended June 30, 2021 and 2020 (dollars in thousands).

Three months ended June 30, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$10,754	$962	$11,716
Net (favorable) adverse development	6,186	24	6,210
Calendar year net losses and LAE	$16,940	$986	$17,926

Accident year loss ratio	48.4%	35.7%	47.0%
Net (favorable) adverse development	27.8%	0.9%	24.9%
Calendar year loss ratio	76.2%	36.6%	71.9%

Three months ended June 30, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$8,218	$690	$8,908
Net (favorable) adverse development	3,057	(20)	3,037
Calendar year net losses and LAE	$11,275	$670	$11,945

Accident year loss ratio	40.7%	40.8%	40.7%
Net (favorable) adverse development	15.2%	(1.2)%	13.9%
Calendar year loss ratio	55.9%	39.6%	54.6%

Net losses and LAE increased by $6.0 million, or 50.1%, to $17.9 million during the second quarter of 2021, compared to $11.9 million for the same period in 2020.  The increase in losses was driven by adverse development that occurred during the second quarter of 2021.  The Company experienced $6.2 million of adverse development for the three months ended June 30, 2021.  Of the $6.2 million in adverse development, $1.9 million was related to 2017 and prior accident years, $2.4 million was related to the 2018 accident year, and $1.9 million was related to the 2019 and 2020 accident years.  Substantially all of the development was from the Company’s commercial lines of business.

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

The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2021	2020
Commercial Lines
Policy acquisition costs	28.4%	30.3%
Operating expenses	12.8%	15.5%
Total	41.2%	45.8%
Personal Lines
Policy acquisition costs	27.5%	30.0%
Operating expenses	14.5%	16.1%
Total	42.0%	46.1%
Total Underwriting
Policy acquisition costs	28.3%	30.3%
Operating expenses	13.0%	15.6%
Total	41.3%	45.9%

Our expense ratio decreased by 4.6 percentage points in the second quarter of 2021 as compared to the same period of 2020.  The decrease was largely due to underwriting revenue, which consists of net earned premiums and other underwriting income, increasing by $3.0 million, or 14.0% to $24.9 million for the three months ended June 30, 2021, compared to $21.9 million during the same period in 2020.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  For the three months ended June 30, 2021 and 2020, the percentage of policy acquisition costs to net earned premiums and other underwriting income decreased by 2.0 percentage points to 28.3% compared to 30.3%, respectively.  Acquisition costs are lower due to a combination of a change in mix of business with lower average acquisition costs, less expensive fronting arrangements, and more ceding commissions in select areas that are mostly ceded under quota share agreements.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other underwriting income were 13.0% and 15.6% for the three months ended June 30, 2021 and 2020, respectively.  The operating expense ratio was lower due to our expense reduction efforts, where there has been a real nominal dollar decrease in operating expenses, coupled with net earned premium growth.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the three months ended June 30, 2021 and 2020 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended June 30,
	2021	2020	$ Change
Commercial Lines	$(3,878)	$(352)	$(3,526)
Personal Lines	577	241	336
Total Underwriting	(3,301)	(111)	(3,190)
Wholesale Agency	(87)	(103)	16
Corporate	(255)	(574)	319
Eliminations	(17)	60	(77)
Total segment gain (loss)	$(3,660)	$(728)	$(2,932)

Results of Operations For The Six Months Ended June 30, 2021 and 2020

The following table summarizes our operating results for the periods indicated (dollars in thousands):

	Six months ended June 30,
	2021	2020	$ Change	% Change
Gross written premiums	$65,354	$52,629	$12,725	24.2%

Net written premiums	$53,015	$44,116	$8,899	20.2%

Net earned premiums	$47,673	$43,775	$3,898	8.9%
Other income	1,222	1,371	(149)	(10.9)%
Losses and loss adjustment expenses, net	37,288	26,214	11,074	42.2%
Policy acquisition costs	13,646	12,698	948	7.5%
Operating expenses	8,691	9,904	(1,213)	(12.2)%
Underwriting gain (loss)	(10,730)	(3,670)	(7,060)	(192.4)%
Net investment income	1,035	1,817	(782)	(43.0)%
Net realized investment gains	3,984	1,173	2,811	239.6%
Change in fair value of equity securities	(1,065)	(1,510)	445	*
Other gains	8,910	260	8,650	*
Interest expense	1,453	1,462	(9)	(0.6)%
Income (loss) before equity earnings in Affiliate and income taxes	681	(3,392)	4,073	*
Equity earnings in Affiliate, net of tax	428	229	199	*
Income tax expense	193	57	136	*
Net income (loss)	$916	$(3,220)	$4,136	*

Book value per common share outstanding	$4.53	$4.51

Underwriting Ratios:
Loss ratio (1)	77.9%	59.6%
Expense ratio (2)	42.9%	46.5%
Combined ratio (3)	120.8%	106.1%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six months ended June 30,
	2021	2020	$ Change	% Change
Gross written premiums
Commercial lines	$58,168	$49,044	$9,124	18.6%
Personal lines	7,186	3,585	3,601	100.4%
Total	$65,354	$52,629	$12,725	24.2%
Net written premiums
Commercial lines	$46,229	$41,064	$5,165	12.6%
Personal lines	6,786	3,052	3,734	122.3%
Total	$53,015	$44,116	$8,899	20.2%
Net earned premiums
Commercial lines	$42,894	$40,536	$2,358	5.8%
Personal lines	4,779	3,239	1,540	47.5%
Total	$47,673	$43,775	$3,898	8.9%

Gross written premiums increased $12.7 million, or 24.2%, to $65.4 million for the six months ended June 30, 2021, as compared to $52.6 million for the same period in 2020.

Commercial lines gross written premiums increased $9.1 million, or 18.6%, to $58.2 million for the six months ended June 30, 2021, as compared to $49.0 million for the same period in 2020.  There was a $12.2 million increase in the small business programs particularly in areas we have seen the most profitability.  This was offset by a $2.8 million, or 48.9%, decrease in our quick service restaurant line which has seen some of the larger losses within the hospitality lines of business.

The increase was due to $12.3 million of additional gross written premium in the Company’s small business programs during the six months ended June 30, 2021, as compared to the same period in 2020.  This increase was offset by a reduction in gross written premium of $3.1 million in the Company’s hospitality programs during the six months ended June 30, 2021, as compared to the same period in 2020.

Personal lines gross written premiums increased $3.6 million, or 100.4%, to $7.2 million for the six months ended June 30, 2021, as compared to $3.6 million for the same period in 2020.  The increased gross written premiums were due to continued growth in the Company’s low-value dwelling book of business.

Net written premiums increased $8.9 million, or 20.2%, to $53.0 million for the six months ended June 30, 2021, as compared to $44.1 million for the same period in 2020.  Net written premiums did not increase as much as gross written premiums due to a combination of factors that increased our ceded premium rates.  Our blended ratio of ceded earned premiums to gross earned premiums increased from 15.8% to 18.5% in six months ended June 30, 2020 and 2021, respectively.

The increase in the ceded earned premium to gross earned premium ratio was due to a number of factors.  There was a $1.1 million increase in gross earned premiums relating to additional premiums generated from a commercial umbrella liability program that is almost entirely ceded under a quota share agreement. This increased the ratio by 1.3 percentage points.  However, we also received a ceding commission from this business that has reduced our acquisition costs.  There was also $201,000 more reinstatement costs on catastrophe reinsurance in the first six months of 2021 as compared to the same period in 2020, which increased the ratio by 30 basis points.  The additional reinstatement costs were due to Winter Storm Uri during the first quarter of 2021.  The remainder of the increase was due to a combination of: 1) a change in the mix of business to more property exposure which has a higher ceding rate; 2) general reinsurance rate increases; and 3) we purchased more reinsurance as of January 1, 2021 to reduce our commercial property specific loss retention to only $200,000, from $340,000.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Commission income is also received by the Company’s insurance agencies for writing policies for third party insurance companies.  Other income for the six months ended June 30, 2021, decreased $149,000, or 10.9%, to $1.2 million, as compared to $1.4 million for the same period in 2020.  The decrease in other income was primarily due to a one-time item in 2020 that did not occur in 2021.  However, revenue in the Agency operations for the six months ended June 30, 2021 continued to grow moderately, compared to the same period in 2020.

Other Gains

Other gains were $8.9 million for the six months ended June 30, 2021, compared to $260,000 for the same period in 2020.  The Company sold a portion of its Agency business during the second quarter of 2021, resulting in an $8.9 million gain.  The $260,000 gain for the six months ended June 30, 2020 was due to the repurchase of 36,761 units of the Notes at a discount to face value.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the six months ended June 30, 2021 and 2020 (dollars in thousands).

Six months ended June 30, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$22,543	$2,757	$25,300
Net (favorable) adverse development	11,352	636	11,988
Calendar year net losses and LAE	$33,895	$3,393	$37,288

Accident year loss ratio	52.4%	56.7%	52.9%
Net (favorable) adverse development	26.4%	13.1%	25.0%
Calendar year loss ratio	78.8%	69.8%	77.9%

Six months ended June 30, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$17,996	$1,432	$19,428
Net (favorable) adverse development	6,740	46	6,786
Calendar year net losses and LAE	$24,736	$1,478	$26,214

Accident year loss ratio	44.2%	43.2%	44.2%
Net (favorable) adverse development	16.6%	1.4%	15.4%
Calendar year loss ratio	60.8%	44.6%	59.6%

Net losses and LAE increased by $11.1 million, or 42.2%, to $37.3 million for the six months ended June 30, 2021, compared to $26.2 million for the same period in 2020.  The Company experienced $2.0 million of catastrophe losses, net of reinsurance recoverables, during the first quarter of 2021 from Winter Storm Uri.  The Company also experienced $12.0 million of adverse development for the six months ended June 30, 2021, which increased losses further.  Of the $12.0 million in adverse development, $11.4 million was related to commercial lines, while $636,000 was related to personal lines.  The adverse development was mostly attributable to the 2018 and 2017 and prior accident years.

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

The table below provides the expense ratio by major component.

	Six months ended June 30,
	2021	2020
Commercial Lines
Policy acquisition costs	29.4%	30.2%
Operating expenses	13.5%	16.3%
Total	42.9%	46.5%
Personal Lines
Policy acquisition costs	27.6%	30.1%
Operating expenses	15.2%	16.5%
Total	42.8%	46.6%
Total Underwriting
Policy acquisition costs	29.2%	30.2%
Operating expenses	13.7%	16.3%
Total	42.9%	46.5%

Our expense ratio decreased by 3.6 percentage points for the six months ended June 30, 2021, as compared to the same period in 2020.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  For the six months ended June 30, 2021 and 2020, the percentage of policy acquisition costs to net earned premiums and other underwriting income decreased by 1.0 percentage points to 29.2% compared to 30.2%, respectively.  Acquisition costs are lower due to a combination of a change in mix of business with lower average acquisition costs, less expensive fronting arrangements, and more ceding commissions in select areas that are mostly ceded under quota share agreements.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other underwriting income were 13.7% and 16.3% for the six months ended June 30, 2021 and 2020, respectively.  The operating expense ratio was lower due to our expense reduction efforts.  The operating expense ratio was lower due to our expense reduction efforts, where there has been a real nominal dollar decrease in operating expenses, coupled with net earned premium growth.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the six months ended June 30, 2021 and 2020 (dollars in thousands):

Segment Gain (Loss)

	Six months ended June 30,
	2021	2020	$ Change
Commercial Lines	$(9,344)	$(2,975)	$(6,369)
Personal Lines	(610)	291	(901)
Total Underwriting	(9,954)	(2,684)	(7,270)
Wholesale Agency	(232)	(282)	50
Corporate	(513)	(905)	392
Eliminations	(31)	201	(232)
Total segment gain (loss)	$(10,730)	$(3,670)	$(7,060)

Liquidity and Capital Resources

Sources and Uses of Funds

At June 30, 2021, we had $16.1 million in cash, cash equivalents and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  There were no dividends paid from our Insurance Company Subsidiaries during the six months ended June 30, 2021 and 2020.

Cash Flows

Operating Activities. Cash used in operating activities for the six months ended June 30, 2021, was $4.5 million, compared to $4.6 million used for the same period in 2020.   There was $8.7 million more premiums collected, net of reinsurance costs, in 2021, compared to 2020, as we continue to increase gross written premiums.  This was offset by $5.1 million more claim payments made in 2021, net of reinsurance recovered (in part due to Winter Storm Uri), $2.8 million more acquisition costs paid in 2021, compared to 2020, as gross written premiums increased.  Investment income decreased by $782,000 for the six months ended June 30, 2021, as compared to the same period in 2020, due to lower yields on the bond portfolio.

Investing Activities.  Cash provided by investing activities for the six months ended June 30, 2021, was $4.9 million, as compared to $861,000 of cash used in investing activities for the same period in 2020.  The $5.8 million increase in cash provided by investing activities was driven by a reduction in the purchases of investments in the first six months of 2021, compared to the same period in 2020.  There was a significant repositioning of the Company’s portfolio during the six months of 2020 from the COVID-19 pandemic, which caused an increase in the purchases of investments.

Financing Activities.  Cash used in financing activities for the six months ended June 30, 2021, was $4.0 million, compared to $2.8 million of cash provided by financing activities for the same period in 2020.  The $6.8 million decrease in cash provided by financing activities was mostly due to the Company paying down a net amount of $4.0 million of its outstanding balance on its line of credit during the first six months of 2021.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators.  These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP.  The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $62.5 million and $64.1 million at June 30, 2021 and December 31, 2020, respectively.

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

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$5,552	$1,505	$916	$(3,220)
Exclude:
Net realized investment gains and other gains, net of tax	9,970	390	12,894	1,433
Change in fair value of equity securities, net of tax	(525)	1,576	(1,065)	(1,510)
Adjusted operating income (loss)	$(3,893)	$(461)	$(10,913)	$(3,143)

Weighted average common shares diluted	9,686,631	9,595,668	9,684,193	9,594,221
Diluted income (loss) per common share:
Net income (loss)	$0.57	$0.16	$0.09	$(0.34)
Exclude:
Net realized investment gains and other gains, net of tax	1.03	0.04	1.33	0.15
Change in fair value of equity securities, net of tax	(0.06)	0.16	(0.11)	(0.16)
Adjusted operating income (loss) per share	$(0.40)	$(0.04)	$(1.13)	$(0.33)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2021. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At June 30, 2021, the fair value of our investment portfolio, excluding cash and cash equivalents, was $180.6 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The effective duration of our portfolio as of June 30, 2021 and December 31, 2020 was 3.7 and 3.6 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of June 30, 2021.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of June 30, 2021	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$148,624	$(11,999)	(7.47)%	(27.34)%
100 basis point increase	154,535	(6,088)	(3.79)%	(13.87)%
No change	160,623	—	—	—
100 basis point decrease	164,542	3,919	2.44%	8.93%
200 basis point decrease	166,181	5,558	3.46%	12.66%

Credit Risk

An additional exposure to our debt securities portfolio is credit risk. We manage our credit risk by investing only in investment-grade securities. In addition, we comply with applicable statutory requirements, which limit the portion of our total investment portfolio that we can invest in any one security.

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

At June 30, 2021, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $31.1 million.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2021. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 13 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2021, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 11, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.27	Amendment to Promissory Note dated as of June 18, 2021 between the company and the Huntington National Bank

10.28	Fifth Amendment to Credit Agreement dated as of June 18, 2021 between the company and the Huntington National Bank

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	inline XBRL Instance Document

101.SCH	inline XBRL Taxonomy Extension Schema Document

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	inline XBRL Taxonomy Extension Label Linkbase

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

Dated: August 11, 2021