Form 10-Q
period 2021-09-30
Conifer Holdings, Inc.
filed 2021-11-10
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 10, 2021, was 9,707,817.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $146,831 and $149,954, respectively)	$146,710	$151,999
Equity securities, at fair value (cost of $21,942 and $16,912, respectively)	19,687	17,891
Short-term investments, at fair value	10,142	13,317
Total investments	176,539	183,207

Cash and cash equivalents	7,507	8,193
Premiums and agents' balances receivable, net	22,252	20,162
Receivable from Affiliate	8,940	8
Reinsurance recoverables on unpaid losses	23,056	24,218
Reinsurance recoverables on paid losses	4,340	2,138
Prepaid reinsurance premiums	4,225	1,316
Deferred policy acquisition costs	13,611	12,243
Other assets	8,465	10,112
Total assets	$268,935	$261,597

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$119,854	$111,270
Unearned premiums	65,036	56,224
Reinsurance premiums payable	750	—
Debt	34,486	40,997
Accounts payable and accrued expenses	6,701	8,693
Total liabilities	226,827	217,184

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,706,156 and 9,681,728 issued and outstanding, respectively)	92,659	92,486
Accumulated deficit	(49,278)	(48,985)
Accumulated other comprehensive income (loss)	(1,273)	912
Total shareholders' equity	42,108	44,413
Total liabilities and shareholders' equity	$268,935	$261,597

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue and Other Income
Premiums
Gross earned premiums	$31,770	26,872	$90,245	$78,884
Ceded earned premiums	(6,829)	(4,645)	(17,631)	(12,882)
Net earned premiums	24,941	22,227	72,614	66,002
Net investment income	514	776	1,549	2,593
Net realized investment gains (losses)	(101)	3,316	3,883	4,489
Change in fair value of equity securities	(2,169)	(356)	(3,234)	(1,866)
Other gains	2,778	—	11,688	260
Other income	752	642	1,974	2,013
Total revenue and other income	26,715	26,605	88,474	73,491

Expenses
Losses and loss adjustment expenses, net	16,159	14,553	53,447	40,767
Policy acquisition costs	7,173	6,483	20,819	19,181
Operating expenses	4,077	4,537	12,768	14,441
Interest expense	701	723	2,154	2,185
Total expenses	28,110	26,296	89,188	76,574

Income (loss) before equity earnings in Affiliate and income taxes	(1,395)	309	(714)	(3,083)
Equity earnings in Affiliate, net of tax	184	188	612	417
Income tax expense (benefit)	(2)	(44)	191	13

Net income (loss)	$(1,209)	$541	$(293)	$(2,679)

Earnings (loss) per common share, basic and diluted	$(0.12)	$0.06	$(0.03)	$(0.28)

Weighted average common shares outstanding, basic and diluted	9,692,150	9,630,600	9,686,874	9,606,436

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(1,209)	$541	$(293)	$(2,679)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(570)	(1,085)	(2,100)	2,617
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	(570)	(1,085)	(2,100)	2,617

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	44	292	85	678
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	44	292	85	678

Other comprehensive income (loss)	(614)	(1,377)	(2,185)	1,939

Total comprehensive income (loss)	$(1,823)	$(836)	$(2,478)	$(740)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at June 30, 2021	9,689,421	$92,612	$(48,069)	$(659)	$43,884
Net income (loss)	—	—	(1,209)	—	(1,209)
Repurchase of common stock	(1,240)	(4)	—	—	(4)
Stock-based compensation expense	17,975	51	—	—	51
Other comprehensive income (loss)	—	—	—	(614)	(614)
Balances at September 30, 2021	9,706,156	$92,659	$(49,278)	$(1,273)	$42,108

Balances at June 30, 2020	9,598,155	$92,275	$(52,800)	$3,805	$43,280
Net income (loss)	—	—	541	—	541
Repurchase of common stock	(6,505)	(19)	—	—	(19)
Restricted stock unit expense	86,813	161	—	—	161
Other comprehensive income (loss)	—	—	—	(1,377)	(1,377)
Balances at September 30, 2020	9,678,463	$92,417	$(52,259)	$2,428	$42,586

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	9,681,728	$92,486	$(48,985)	$912	$44,413
Net income (loss)	—	—	(293)	—	(293)
Repurchase of common stock	(3,547)	(11)	—	—	(11)
Stock-based compensation expense	27,975	184	—	—	184
Other comprehensive income (loss)	—	—	—	(2,185)	(2,185)
Balances at September 30, 2021	9,706,156	92,659	(49,278)	(1,273)	42,108

Balances at December 31, 2019	9,592,861	$91,816	$(49,580)	$489	$42,725
Net income (loss)	—	—	(2,679)	—	(2,679)
Repurchase of common stock	(11,211)	(35)	—	—	(35)
Restricted stock unit expense, net	96,813	636	—	—	636
Other comprehensive income (loss)	—	—	—	1,939	1,939
Balances at September 30, 2020	9,678,463	92,417	(52,259)	2,428	42,586

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(293)	$(2,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of agency business	(8,910)	—
Depreciation and amortization	320	330
Amortization of bond premium and discount, net	388	469
Net realized investment (gains) losses	(3,917)	(4,489)
Change in fair value of equity securities	3,234	1,866
Stock-based compensation expenses	184	636
Equity earnings in Affiliate, net of tax	(612)	(417)
Other	(2,728)	(261)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(2,022)	332
Reinsurance recoverables	(1,040)	5,674
Prepaid reinsurance premiums	(2,909)	(3,293)
Deferred policy acquisition costs	(1,368)	(371)
Other assets	408	281
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	8,584	(3,562)
Unearned premiums	8,812	3,586
Reinsurance premiums payable	750	—
Accounts payable and other liabilities	(869)	(1,097)
Net cash provided by (used in) operating activities	(1,988)	(2,995)
Cash Flows From Investing Activities
Purchase of investments	(149,486)	(245,583)
Proceeds from maturities and redemptions of investments	17,859	16,648
Proceeds from sales of investments	135,591	226,993
Proceeds from sale of agency business	1,000	—
Dividends from Affiliate	900	—
Other purchases	(531)	—
Purchases of property and equipment	(20)	(62)
Net cash provided by (used in) investing activities	5,313	(2,004)
Cash Flows From Financing Activities
Repurchase of common stock	(11)	(35)
Repurchase of senior unsecured notes	—	(625)
Borrowings under debt arrangements	3,000	5,745
Repayment of borrowings under debt arrangements	(7,000)	—
Net cash provided by (used in) financing activities	(4,011)	5,085
Net increase (decrease) in cash	(686)	86
Cash at beginning of period	8,193	7,464
Cash at end of period	$7,507	$7,550
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,183	$1,938
Note receivable from sale of agency business	9,000	—
Payable from purchase of agency	520	—

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

The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results expected for the year ended December 31, 2021.  In addition, there are risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. The COVID-19 pandemic has negatively impacted the U.S. and global economies, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it has led to a global recession. Depending on the duration and severity of the pandemic, we foresee the potential for adverse impacts related to, among other things: (i) sales results; (ii) insurance product margin; (iii) net investment income; (iv) invested assets; (v) regulatory capital; (vi) liabilities for insurance products; (vii) access to capital markets; and (viii) the present value of future profits. The full extent to which COVID-19 will impact our business, results of operations and financial condition remains uncertain.

Business

The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into three types of insurance businesses: commercial lines, personal lines, and agency business. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in all 50 states in the United States of America (“U.S.”). The Company’s corporate headquarters are located in Birmingham, Michigan with additional office facilities in Florida and Michigan.

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

2. Sale of Certain Agency Business

On June 30, 2021, Sycamore Insurance Agency sold to Venture Agency Holdings, Inc. the customer accounts and other related assets of some of its personal and commercial lines of business, hereby referred to as the (“Venture Transaction”).  The customer accounts consist substantially of new and renewal rights and customer lists of the agency.  Sycamore will continue to produce various personal and commercial lines that it did not sell to Venture, which is substantially all produced for, and underwritten by, the Insurance Company Subsidiaries.  The Company recognized an $8.9 million gain on the sale which is reflected in Other Gains on the Consolidated Statements of Operations.

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

3. Investments

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at September 30, 2021 and December 31, 2020, were as follows (dollars in thousands):

	September 30, 2021
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$20,721	$124	$(26)	$20,819
State and local government	30,927	651	(161)	31,417
Corporate debt	23,420	97	(309)	23,208
Asset-backed securities	31,051	20	(91)	30,980
Mortgage-backed securities	32,798	137	(650)	32,285
Commercial mortgage-backed securities	1,791	51	—	1,842
Collateralized mortgage obligations	6,123	62	(26)	6,159
Total debt securities available for sale	$146,831	$1,142	$(1,263)	$146,710

	December 31, 2020
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$30,743	$225	$(1)	$30,967
State and local government	32,253	1,040	(28)	33,265
Corporate debt	19,015	311	(23)	19,303
Asset-backed securities	20,987	49	(73)	20,963
Mortgage-backed securities	38,512	345	(3)	38,854
Commercial mortgage-backed securities	2,083	65	(22)	2,126
Collateralized mortgage obligations	6,361	161	(1)	6,521
Total debt securities available for sale	$149,954	$2,196	$(151)	$151,999

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2021
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	5	$7,659	$(26)	—	$—	$—	5	$7,659	$(26)
State and local government	44	8,447	(147)	3	349	(14)	47	8,796	(161)
Corporate debt	27	15,978	(266)	1	707	(43)	28	16,685	(309)
Asset-backed securities	12	14,644	(88)	3	2,249	(3)	15	16,893	(91)
Mortgage-backed securities	9	27,195	(650)	—	—	—	9	27,195	(650)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	6	2,145	(25)	2	47	(1)	8	2,192	(26)
Total debt securities available for sale	103	$76,068	$(1,202)	9	$3,352	$(61)	112	$79,420	$(1,263)

	December 31, 2020
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	2	$6,764	$(1)	—	$—	$—	2	$6,764	$(1)
State and local government	16	3,905	(28)	—	—	—	16	3,905	(28)
Corporate debt	2	1,051	(23)	—	—	—	2	1,051	(23)
Asset-backed securities	7	6,050	(34)	11	6,551	(39)	18	12,601	(73)
Mortgage-backed securities	2	1,652	(3)	—	—	—	2	1,652	(3)
Commercial mortgage-backed securities	1	899	(22)	—	—	—	1	899	(22)
Collateralized mortgage obligations	2	195	(1)	—	—	—	2	195	(1)
Total debt securities available for sale	32	$20,516	$(112)	11	$6,551	$(39)	43	$27,067	$(151)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three and nine months ended September 30, 2021 and 2020.

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Debt securities	$562	$794	$1,716	$2,590
Equity securities	63	60	166	168
Cash, cash equivalents and short-term investments	1	—	2	143
Total investment income	626	854	1,884	2,901
Investment expenses	(112)	(78)	(335)	(308)
Net investment income	$514	$776	$1,549	$2,593

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Debt securities:
Gross realized gains	$2	$2,037	$29	$2,757
Gross realized losses	—	(2)	(6)	(6)
Total debt securities	2	2,035	23	2,751
Equity securities:
Gross realized gains	55	1,905	4,063	2,853
Gross realized losses	(158)	(624)	(203)	(1,115)
Total equity securities	(103)	1,281	3,860	1,738
Total net realized investment gains (losses)	$(101)	$3,316	$3,883	$4,489

Proceeds from the sales of available-for-sale debt securities were $25.6 million and $58.3 million for the nine months ended September 30, 2021 and 2020, respectively. There were no gross realized gains or losses from the sales of available-for-sale securities for the three months ended September 30, 2021. The gross realized gains and losses from the sales of available-for-sale debt securities for the nine months ended September 30, 2021, were $27,000 and $6,000, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the three months ended September 30, 2020 were $2.0 million and $0, respectively.  The gross realized gains and losses from the sales of available-for-sale debt securities for the nine months ended September 30, 2020, were $2.8 million and $0, respectively.

As of September 30, 2021 and 2020, there were $43,000 and $10.8 million of payables from securities purchased, respectively.  There were $3,000 and $3.5 million of receivables from securities sold as of September 30, 2021, and 2020, respectively.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There were no impairments or observable changes in price recorded during 2021 related to the Company's equity securities without readily determinable fair value.  These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $1.2 million as of September 30, 2021 and December 31, 2020.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2021.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,001	$11,047
Due after one year through five years	29,241	29,600
Due after five years through ten years	17,943	17,827
Due after ten years	16,883	16,970
Securities with contractual maturities	75,068	75,444
Asset-backed securities	31,051	30,980
Mortgage-backed securities	32,798	32,285
Commercial mortgage-backed securities	1,791	1,842
Collateralized mortgage obligations	6,123	6,159
Total debt securities	$146,831	$146,710

At September 30, 2021 and December 31, 2020, the Insurance Company Subsidiaries had $8.6 million and $8.8 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At September 30, 2021 and December 31, 2020, the Company had $65.6 million and $67.6 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$20,819	$—	$20,819	$—
State and local government	31,417	—	31,417	—
Corporate debt	23,208	—	23,208	—
Asset-backed securities	30,980	—	30,980	—
Mortgage-backed securities	32,285	—	32,285	—
Commercial mortgage-backed securities	1,842	—	1,842	—
Collateralized mortgage obligations	6,159	—	6,159	—
Total debt securities	146,710	—	146,710	—
Equity Securities	19,144	18,861	283	—
Short-term investments	10,142	10,142	—	—
Total marketable investments measured at fair value	$175,996	$29,003	$146,993	$—

Investments measured at NAV:
Investment in limited partnership	543
Total assets measured at fair value	$176,539

Liabilities:
Senior Unsecured Notes *	$24,322	$—	$24,322	$—
Subordinated Notes *	11,652	—	—	11,652
Line of credit *	1,000	—	1,000	—
Total Liabilities measured at fair value	$36,974	$—	$25,322	$11,652

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$30,967	$—	$30,967	$—
State and local government	33,265	—	33,265	—
Corporate debt	19,303	—	19,303	—
Asset-backed securities	20,963	—	20,963	—
Mortgage-backed securities	38,854	—	38,854	—
Commercial mortgage-backed securities	2,126	—	2,126	—
Collateralized mortgage obligations	6,521	—	6,521	—
Total debt securities	151,999	—	151,999	—
Equity securities	17,336	17,053	283	—
Short-term investments	13,317	13,317	—	—
Total marketable investments measured at fair value	$182,652	$30,370	$152,282	$—

Investments measured at NAV:
Investment in limited partnership	555
Total assets measured at fair value	$183,207

Liabilities:
Senior Unsecured Notes *	$20,675	$—	$20,675	$—
Subordinated Notes *	11,616	—	—	11,616
Line of Credit *	5,000	—	5,000	—
Paycheck Protection Program loan *	2,745	—	2,745	—
Total Liabilities measured at fair value	$40,036	$—	$28,420	$11,616

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 16.4% of the fair value of the total investment portfolio as of September 30, 2021.

Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 83.3% of the fair value of the total investment portfolio as of September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, Level 3 is entirely comprised of the Company's subordinated debt.  In determining the fair value of the subordinated debt outstanding at September 30, 2021 and December 31, 2020, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then fed back into the model along with the September 30, 2021 and December 31, 2020 U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

5. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended September 30, 2021 and 2020.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$13,121	$11,693	$12,243	$11,906

Deferred policy acquisition costs	7,663	7,067	22,187	19,552
Amortization of policy acquisition costs	(7,173)	(6,483)	(20,819)	(19,181)
Net change	490	584	1,368	371

Balance at end of period	$13,611	$12,277	$13,611	$12,277

6. Unpaid Losses and Loss Adjustment Expenses

The Company establishes reserves for unpaid losses and loss adjustment expenses ("LAE") which represent the estimated ultimate cost of all losses incurred that were both reported and unreported (i.e., incurred but not yet reported losses; or “IBNR”) and LAE incurred that remain unpaid at the balance sheet date.  The Company’s reserving process takes into account known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. In the normal course of business, the Company may also supplement its claims processes by utilizing third-party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gross reserves - beginning of period	$117,852	$106,734	$111,270	$107,246
Less: reinsurance recoverables on unpaid losses	(22,824)	(20,892)	(24,218)	(22,579)
Net reserves - beginning of period	95,028	85,842	87,052	84,667
Add: incurred losses and LAE, net of reinsurance:
Current period	12,513	9,858	37,813	29,286
Prior period	3,646	4,695	15,634	11,481
Total net incurred losses and LAE	16,159	14,553	53,447	40,767
Deduct: loss and LAE payments, net of reinsurance:
Current period	5,802	5,149	14,102	9,067
Prior period	8,587	10,126	29,599	31,247
Total net loss and LAE payments	14,389	15,275	43,701	40,314
Net reserves - end of period	96,798	85,120	96,798	85,120
Plus: reinsurance recoverables on unpaid losses	23,056	18,564	23,056	18,564
Gross reserves - end of period	$119,854	$103,684	$119,854	$103,684

Net losses and LAE was $16.2 million during the third quarter of 2021.  Adverse development contributed $3.6 million to the total incurred losses in the third quarter of 2021, of which $1.1 million was related to 2017 and prior accident years, $1.4 million was related to the 2018 accident year, and $1.0 million was related to the 2019.  In the third quarter, $3.4 million of the adverse development came from the commercial lines of business, mostly from liability lines, while $290,000 was related to the personal lines of business.

Net losses and LAE were $53.4 million for the nine months ended September 30, 2021.  The Company experienced $2.0 million of catastrophe losses, net of reinsurance recoverables, during the first quarter of 2021 from Winter Storm Uri.  The Company also experienced $15.6 million of adverse development for the nine months ended September 30, 2021.  Of the $15.6 million in adverse development, $5.0 million was related to 2017 and prior accident years, $4.8 million was related to the 2018 accident year, $3.4 million was related to the 2019 accident year, and $2.4 million was related to the 2020 accident year.  Of the $15.6 million in adverse development, $14.7 million was related to commercial lines, mostly from liability lines, while $926,000 was related to personal lines.

The Company’s incurred losses during the three and nine months ended September 30, 2020 included prior-year adverse reserve development of $4.7 million and $11.5 million, respectively.  The adverse development mostly came from commercial liability lines within the hospitality businesses.

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

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Written premiums:
Direct	$24,239	$21,434	$73,825	$60,659
Assumed	9,465	8,407	25,233	21,811
Ceded	(7,635)	(4,798)	(19,974)	(13,311)
Net written premiums	$26,069	$25,043	$79,084	$69,159

Earned premiums:
Direct	$23,858	$19,281	$67,455	$54,652
Assumed	7,912	7,591	22,790	24,232
Ceded	(6,829)	(4,645)	(17,631)	(12,882)
Net earned premiums	$24,941	$22,227	$72,614	$66,002

Losses and LAE:
Direct	$14,511	$11,249	$50,628	$34,314
Assumed	4,422	5,841	11,251	15,810
Ceded	(2,774)	(2,537)	(8,432)	(9,357)
Net Losses and LAE	$16,159	$14,553	$53,447	$40,767

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

	September 30, 2021	December 31, 2020
Senior unsecured notes	$23,861	$23,665
Subordinated notes	9,625	9,587
Line of credit	1,000	5,000
Paycheck Protection Program loan *	—	2,745
Total	$34,486	$40,997
*	The PPP loan was embedded into the line of credit facility. See below.

Senior unsecured notes

The Company issued $25.3 million of public senior unsecured notes (the "Notes") in 2018.  The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

The Company did not repurchase any of the Notes for the three and nine months ended September 30, 2021.  The Company did not repurchase any of the Notes for the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Company repurchased 36,761 units of the Notes with a face value of $919,000 in the public market. The Notes were repurchased at a discount to face value, which resulted in a $260,000 gain on extinguishment.  This gain was reflected in the Consolidated Statement of Operations as Other gains.

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

As of September 30, 2021, the carrying value of the Notes and Subordinated Notes are offset by $520,000 and $875,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  At September 30, 2021, the Company was in compliance with all of its financial covenants.

Line of credit

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several financial debt covenants, including a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of September 30, 2021, the Company had $1.0 million outstanding on the line of credit, and was in compliance with all of its financial debt covenants.  On June 18, 2021, the line of credit was renewed with a maturity of December 1, 2022.

Paycheck Protection Program loan

On April 24, 2020, the Company received a $2.7 million loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration (“SBA”).  The Company received notice from the SBA that the loan was 100% forgiven, including accrued interest, on July 8, 2021.  This resulted in a $2.8 million gain that is included in Other Gains on the Consolidated Statement of Operations in the third quarter of 2021.

9. Shareholder’s Equity

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. The Company did not repurchase any shares of stock for the three and nine months ended September 30, 2021 related to the stock repurchase program.  The Company did not purchase any shares of stock for the three months ended September 30, 2020.  For the nine months ended September 30, 2020, the Company repurchased 2,398 shares of stock valued at $8,000, related to the stock repurchase program.

For the three months ended September 30, 2021 and 2020, the Company repurchased 1,240 and 6,505 shares of stock valued at approximately $4,000 and $19,000, respectively, related to the vesting of the Company’s restricted stock units.  For the nine months ended September 30, 2021 and 2020, the Company repurchased 3,547 and 8,813 shares of stock valued at approximately $11,000 and $27,000, respectively.  Upon the repurchase of the Company’s shares, the shares remain authorized, but not issued or outstanding.

As of September 30, 2021 and December 31, 2020, the Company had 9,706,156 and 9,681,728 issued and outstanding shares of common stock, respectively.  Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors.  The holders have no preemptive, conversion or subscription rights.

10. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$(659)	$3,805	$912	$489
Other comprehensive income (loss) before reclassifications, net of tax	(570)	(1,085)	(2,100)	2,617
Less: amounts reclassified from accumulated other comprehensive income (loss), net of tax	44	292	85	678
Net other comprehensive income (loss)	(614)	(1,377)	(2,185)	1,939
Balance at end of period	$(1,273)	$2,428	$(1,273)	$2,428

11. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(1,209)	$541	$(293)	$(2,679)

Weighted average common shares, basic and diluted *	9,692,150	9,630,600	9,686,874	9,606,436

Earnings (loss) per common share, basic and diluted	$(0.12)	$0.06	$(0.03)	$(0.28)

*

The non-vested shares of the restricted stock units and stock options were anti-dilutive as of September 30, 2021 and 2020.  Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended September 30, 2021 and 2020.

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

The Company recorded $145,000 and $622,000 of compensation expense related to the RSUs for the nine months ended September 30, 2021 and 2020, respectively. There were 20,000 unvested RSUs as of September 30, 2021, which will generate an estimated future expense of $87,000.

The Company recorded $39,000 and $14,000 of compensation expense related to the stock options for the nine months ended September 30, 2021 and 2020, respectively.  There were 199,000 unvested options as of September 30, 2021, which will generate an estimated future expense of $198,000.

13. Commitments and Contingencies

Legal proceedings

The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the insurance policy at issue. We account for such activity through the establishment of unpaid losses and LAE reserves. In accordance with accounting guidance, if it is probable that a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying consolidated financial statements. Periodic expenses related to the defense of such claims are included in the accompanying consolidated statements of operations. On the basis of current information, the Company does not believe that there is a reasonable possibility that any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually or in the aggregate.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California. For the nine months ended September 30, 2021 and 2020, gross written premiums attributable to these four states were 51.4% and 49.9%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended September 30, 2021	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$29,849	$3,855	$33,704	$—	$—	$—	$33,704

Net written premiums	$22,456	$3,613	$26,069	$—	$—	$—	$26,069

Net earned premiums	$21,975	$2,966	$24,941	$—	$—	$—	$24,941
Other income	50	29	80	1,235	148	(710)	752
Segment revenue	22,025	2,995	25,020	1,235	148	(710)	25,693

Losses and LAE, net	14,697	1,462	16,159	—	—	—	16,159
Policy acquisition costs	6,458	838	7,296	778	—	(901)	7,173
Operating expenses	2,954	336	3,290	500	287	—	4,077
Segment expenses	24,109	2,636	26,745	1,278	287	(901)	27,409

Segment gain (loss)	$(2,084)	$359	$(1,725)	$(43)	$(139)	$191	$(1,716)
Investment income					514		514
Net realized investment gains (losses)					(101)		(101)
Change in fair value of equity securities					(2,169)		(2,169)
Other gains					2,778		2,778
Interest expense					(701)		(701)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,084)	$359	$(1,725)	$(43)	$182	$191	$(1,395)

Three months ended September 30, 2020	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$27,297	$2,544	$29,841	$—	$—	$—	$29,841

Net written premiums	$22,763	$2,280	$25,043	$—	$—	$—	$25,043

Net earned premiums	$20,586	$1,641	$22,227	$—	$—	$—	$22,227
Other income	44	42	86	2,036	43	(1,523)	642
Segment revenue	20,630	1,683	22,313	2,036	43	(1,523)	22,869

Losses and LAE, net	14,195	358	14,553	—	—	—	14,553
Policy acquisition costs	6,180	537	6,717	1,328	—	(1,562)	6,483
Operating expenses	3,187	251	3,438	779	320	—	4,537
Segment expenses	23,562	1,146	24,708	2,107	320	(1,562)	25,573

Segment gain (loss)	$(2,932)	$537	$(2,395)	$(71)	$(277)	$39	$(2,704)
Investment income					776		776
Net realized investment gains					3,316		3,316
Change in fair value of equity securities					(356)		(356)
Other gains					—		—
Interest expense					(723)		(723)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,932)	$537	$(2,395)	$(71)	$2,736	$39	$309

Nine months ended September 30, 2021	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$88,017	$11,041	$99,058	$—	$—	$—	$99,058

Net written premiums	$68,685	$10,399	$79,084	$—	$—	$—	$79,084

Net earned premiums	$64,869	$7,745	$72,614	$—	$—	$—	$72,614
Other income	158	113	271	4,932	219	(3,448)	1,974
Segment revenue	65,027	7,858	72,885	4,932	219	(3,448)	74,588

Losses and LAE, net	48,592	4,855	53,447	—	—	—	53,447
Policy acquisition costs	19,102	2,178	21,280	3,147	—	(3,608)	20,819
Operating expenses	8,761	1,076	9,837	2,060	871	—	12,768
Segment expenses	76,455	8,109	84,564	5,207	871	(3,608)	87,034

Segment gain (loss)	$(11,428)	$(251)	$(11,679)	$(275)	$(652)	$160	$(12,446)
Investment income					1,549		1,549
Net realized investment gains					3,883		3,883
Change in fair value of equity securities					(3,234)		(3,234)
Other gains					11,688		11,688
Interest expense					(2,154)		(2,154)
Income (loss) before equity earnings in Affiliate and income taxes	$(11,428)	$(251)	$(11,679)	$(275)	$11,080	$160	$(714)

Nine months ended September 30, 2020	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$76,341	$6,129	$82,470	$—	$—	$—	$82,470

Net written premiums	$63,827	$5,332	$69,159	$—	$—	$—	$69,159

Net earned premiums	$61,122	$4,880	$66,002	$—	$—	$—	$66,002
Other income	200	114	314	6,051	206	(4,558)	2,013
Segment revenue	61,322	4,994	66,316	6,051	206	(4,558)	68,015

Losses and LAE, net	38,931	1,836	40,767	—	—	—	40,767
Policy acquisition costs	18,463	1,532	19,995	3,984	—	(4,798)	19,181
Operating expenses	9,835	798	10,633	2,420	1,388	—	14,441
Segment expenses	67,229	4,166	71,395	6,404	1,388	(4,798)	74,389

Segment gain (loss)	$(5,907)	$828	$(5,079)	$(353)	$(1,182)	$240	$(6,374)
Investment income					2,593		2,593
Net realized investment gains					4,489		4,489
Change in fair value of equity securities					(1,866)		(1,866)
Other gains					260		260
Interest expense					(2,185)		(2,185)
Income (loss) before equity earnings in Affiliate and income taxes	$(5,907)	$828	$(5,079)	$(353)	$2,109	$240	$(3,083)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2021 and 2020

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

Sale of Certain Agency Business

On June 30, 2021, our agency (Sycamore Insurance Agency) sold to Venture Agency Holdings, Inc. the customer accounts and other related assets of some of its personal and commercial lines of business (the “Venture Transaction”).  Sycamore will continue to produce various personal and commercial lines that it did not sell which is substantially all produced for, and underwritten by, our Insurance Company Subsidiaries. We recognized an $8.9 million gain on the sale which is reflected in Other Gains on the Consolidated Statement of Operations.

The purchase price was $10.0 million of which $1.0 million was paid in cash on June 30, 2021, and $9.0 million was in the form of two promissory notes (one for $6.0 million and one for $3.0 million).  Both notes require interest-only quarterly payments at a per annum rate of 7.0%, with a five-year maturity.

The assets sold included the customer accounts (mainly agency-related new and renewal rights) of substantially all of the personal lines business and a small subset of the commercial lines business underwritten by our Insurance Company Subsidiaries, and all of the customer accounts Sycamore produced for third-party insurers.  The Venture Transaction included the transition of 21 employees from CHI to Venture as well as necessary systems and office functions to operate the business.

Venture did not assume any in-force business or liabilities.  The business will roll over to Venture as it produces new or renewal business effective July 1, 2021.  We expect our Insurance Company Subsidiaries will continue to underwrite substantially all of the business we sold to Venture that we underwrote prior to the transaction.  We expect Venture to be able to grow both the business we underwrite plus the third-party business more effectively as a separate entity outside of CHI’s group.  As of June 30, 2021 and September 30, 2021, we had a non-controlling 50% interest in Venture.

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

Through our wholesale agency business segment, we offer commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers.  We have expanded the wholesale agency business to develop more non-risk revenue streams, and provide our agents with more insurance product options.  However, as a result of the sale of certain agency business on September 30, 2021, going forward, our agency segment will not be producing any significant amounts of business for third-party insurers and will produce approximately 50% less business for the Insurance Company Subsidiaries.

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes.  We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021.

Executive Overview

The Company reported $33.7 million of gross written premiums in the third quarter of 2021, representing a 12.9% increase as compared to the same period in 2020.  Gross written premiums were $99.1 million for the nine months ended September 30, 2021, representing a 20.1% increase as compared to the same period in 2020.  The increase in both periods was the result of growth in both commercial and personal lines business as we continue to penetrate markets where we have been the most successful while still reducing exposure to less profitable lines.

The Company reported a net loss of $1.2 million, or $0.12 per share, and a net loss of $293,000, or $0.03 per share, for the three and nine months ended September 30, 2021, respectively.  The Company reported net income of $541,000, or $0.06 per share, and a net loss of $2.7 million, or $0.28 per share, for three and nine months ended September 30, 2020, respectively.

Adjusted operating loss, a non-GAAP measure, was $1.7 million, or $0.18 per share for the three months ended September 30, 2021.  Adjusted operating loss was $12.6 million, or $1.30 per share for the nine months ended September 30, 2021.  Adjusted operating loss was $2.4 million, or $0.24 per share for the three months ended September 30, 2020. Adjusted operating loss was $5.6 million, or $0.58 per share for the nine months ended September 30, 2020.

Our underwriting combined ratio was 106.9% and 116.0% for the three and nine months ended September 30, 2021, compared to 110.7% and 107.7% for the three and nine months ended September 30, 2020, respectively.

Results of Operations For The Three Months Ended September 30, 2021 and 2020

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Gross written premiums	$33,704	$29,841	$3,863	12.9%

Net written premiums	$26,069	$25,043	$1,026	4.1%

Net earned premiums	$24,941	$22,227	$2,714	12.2%
Other income	752	642	110	17.1%
Losses and loss adjustment expenses, net	16,159	14,553	1,606	11.0%
Policy acquisition costs	7,173	6,483	690	10.6%
Operating expenses	4,077	4,537	(460)	(10.1)%
Underwriting gain (loss)	(1,716)	(2,704)	988	*
Net investment income	514	776	(262)	(33.8)%
Net realized investment gains	(101)	3,316	(3,417)	*
Change in fair value of equity securities	(2,169)	(356)	(1,813)	*
Other gains	2,778	—	2,778	*
Interest expense	701	723	(22)	(3.0)%
Income (loss) before equity earnings in Affiliate and income taxes	(1,395)	309	(1,704)	*
Equity earnings in Affiliate, net of tax	184	188	(4)	*
Income tax expense	(2)	(44)	42	*
Net income (loss)	$(1,209)	$541	$(1,750)	*

Book value per common share outstanding	$4.34	$4.40

Underwriting Ratios:
Loss ratio (1)	64.6%	65.2%
Expense ratio (2)	42.3%	45.5%
Combined ratio (3)	106.9%	110.7%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the three months ended September 30, 2021 and 2020 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Gross written premiums
Commercial lines	$29,849	$27,297	$2,552	9.3%
Personal lines	3,855	2,544	1,311	51.5%
Total	$33,704	$29,841	$3,863	12.9%

Net written premiums
Commercial lines	$22,456	$22,763	$(307)	(1.3)%
Personal lines	3,613	2,280	1,333	58.5%
Total	$26,069	$25,043	$1,026	4.1%

Net earned premiums
Commercial lines	$21,975	$20,586	$1,389	6.7%
Personal lines	2,966	1,641	1,325	80.7%
Total	$24,941	$22,227	$2,714	12.2%

Gross written premiums increased $3.9 million, or 12.9%, to $33.7 million for the three months ended September 30, 2021, as compared to $29.8 million for the same period in 2020.

Commercial lines gross written premiums increased $2.6 million, or 9.3%, to $29.8 million in the third quarter of 2021, as compared to $27.3 million for the third quarter of 2020.  The increase was due to $4.8 million of premium growth in the small business programs, partially offset by a $2.3 million reduction of gross written premium in the Company’s hospitality programs.

Personal lines gross written premiums increased $1.3 million, or 51.5%, to $3.9 million in the third quarter of 2021, as compared to $2.5 million for the same period in 2020.  The increased gross written premiums were due to continued growth in the Company’s low-value dwelling book of business.

Net written premiums increased $1.0 million, or 4.1%, to $26.1 million for the three months ended September 30, 2021, as compared to $25.0 million for the same period in 2020.  Net written premiums did not increase as much as gross written premiums due to a combination of factors that increased our ceded premium rates.  Our blended ratio of ceded earned premiums to gross earned premiums increased from 17.3% to 21.5% in the third quarters of 2020 and 2021, respectively.  The increase was due to a combination of: 1) a change in the mix of business to more property exposure which has a higher ceding rate; 2) general reinsurance rate increases; 3) we purchased more reinsurance as of January 1, 2021 to reduce our commercial property specific loss retention to $200,000, from $340,000, and 4) we are writing more business in select areas that are mostly ceded under quota share agreements that skew the blended ceded earned premium to gross earned premium ratio.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Other income also includes the interest income from the $9.0 million of the notes payable from Venture relating to the Venture Transaction.  Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies.  All of the third-party business was sold to Venture at June 30, 2021.  Accordingly, other income from that business will diminish over the next few quarters as it transitions over to Venture, and will ultimately no longer occur.  Other income for the three months ended September 30, 2021, increased by $110,000, or 17.1%, to $752,000 as compared to $642,000 for the same period in 2020.  Other income relating to installment billings and policy issuance costs was lower in 2021, particularly in the third quarter, as the business that was sold to Venture at June 30, 2021, no longer produces other income for the Company.  This was more than offset by an increase in the interest income from the notes payable of $158,000 in the third quarter of 2021.

Other Gains

Other gains were $2.8 million for the three months ended September 30, 2021, compared to $0 for the same period in 2020.  The Company received notice from the SBA that the PPP loan was 100% forgiven, including accrued interest, on July 8, 2021.  This resulted in a $2.8 million gain that is included in Other Gains on the Consolidated Statement of Operations in the third quarter of 2021.

Losses and Loss Adjustment Expenses

The tables below details our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended September 30, 2021 and 2020 (dollars in thousands).

Three months ended September 30, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,341	$1,172	$12,513
Net (favorable) adverse development	3,356	290	3,646
Calendar year net losses and LAE	$14,697	$1,462	$16,159

Accident year loss ratio	51.5%	39.1%	50.0%
Net (favorable) adverse development	15.2%	9.7%	14.6%
Calendar year loss ratio	66.7%	48.8%	64.6%

Three months ended September 30, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$9,565	$294	$9,859
Net (favorable) adverse development	4,630	64	4,694
Calendar year net losses and LAE	$14,195	$358	$14,553

Accident year loss ratio	46.4%	17.5%	44.2%
Net (favorable) adverse development	22.4%	3.8%	21.0%
Calendar year loss ratio	68.8%	21.3%	65.2%

Net losses and LAE increased by $1.6 million, or 11.0%, to $16.2 million during the third quarter of 2021, compared to $14.6 million for the same period in 2020.  The increase in losses was driven by current accident year losses increasing $3.6 million to $12.5 million for the three months ended September 30, 2021, compared to $8.9 million for the same period in 2020.

The Company experienced $3.6 million of adverse development for the three months ended September 30, 2021, of which $1.1 million was related to 2017 and prior accident years, $1.4 million was related to the 2018 accident year, and $1.0 million was related to the 2019 accident year.  In the third quarter of 2021, $3.4 million of the adverse development was related to the commercial lines of business, mostly from the liability lines, while $290,000 was related to the personal lines of business.

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

The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2021	2020
Commercial Lines
Policy acquisition costs	29.3%	30.0%
Operating expenses	13.4%	15.4%
Total	42.7%	45.4%
Personal Lines
Policy acquisition costs	28.0%	31.9%
Operating expenses	11.2%	14.9%
Total	39.2%	46.8%
Total Underwriting
Policy acquisition costs	29.2%	30.1%
Operating expenses	13.1%	15.4%
Total	42.3%	45.5%

Our expense ratio decreased by 3.2 percentage points in the third quarter of 2021 as compared to the same period in 2020.  The decrease was largely due to underwriting revenue, which consists of net earned premiums and other underwriting income, increasing by $2.8 million, or 12.3% to $25.7 million for the three months ended September 30, 2021, compared to $22.9 million during the same period in 2020.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  For the three months ended September 30, 2021 and 2020, the percentage of policy acquisition costs to net earned premiums and other underwriting income decreased by 0.9 percentage points to 29.2% compared to 30.1%, respectively.  Acquisition costs are lower due to a combination of a change in mix of business with lower average acquisition costs, less expensive fronting arrangements, and more ceding commissions in select areas that are mostly ceded under quota share agreements.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other underwriting income were 13.1% and 15.4% for the three months ended September 30, 2021 and 2020, respectively.  The operating expense ratio was lower due to our expense reduction efforts, where there has been a real nominal dollar decrease in operating expenses, coupled with net earned premium growth.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the three months ended September 30, 2021 and 2020 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended September 30,
	2021	2020	$ Change
Commercial Lines	$(2,084)	$(2,932)	$848
Personal Lines	359	537	(178)
Total Underwriting	(1,725)	(2,395)	670
Wholesale Agency	(43)	(71)	28
Corporate	(139)	(277)	138
Eliminations	191	39	152
Total segment gain (loss)	$(1,716)	$(2,704)	$988

Results of Operations For The Nine Months Ended September 30, 2021 and 2020

The following table summarizes our operating results for the periods indicated (dollars in thousands):

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Gross written premiums	$99,058	$82,470	$16,588	20.1%

Net written premiums	$79,084	$69,159	$9,925	14.4%

Net earned premiums	$72,614	$66,002	$6,612	10.0%
Other income	1,974	2,013	(39)	(1.9)%
Losses and loss adjustment expenses, net	53,447	40,767	12,680	31.1%
Policy acquisition costs	20,819	19,181	1,638	8.5%
Operating expenses	12,768	14,441	(1,673)	(11.6)%
Underwriting gain (loss)	(12,446)	(6,374)	(6,072)	(95.3)%
Net investment income	1,549	2,593	(1,044)	(40.3)%
Net realized investment gains	3,883	4,489	(606)	(13.5)%
Change in fair value of equity securities	(3,234)	(1,866)	(1,368)	*
Other gains	11,688	260	11,428	*
Interest expense	2,154	2,185	(31)	(1.4)%
Income (loss) before equity earnings in Affiliate and income taxes	(714)	(3,083)	2,369	*
Equity earnings in Affiliate, net of tax	612	417	195	*
Income tax expense	191	13	178	*
Net income (loss)	$(293)	$(2,679)	$2,386	*

Book value per common share outstanding	$4.34	$4.40

Underwriting Ratios:
Loss ratio (1)	73.3%	61.5%
Expense ratio (2)	42.7%	46.2%
Combined ratio (3)	116.0%	107.7%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Gross written premiums
Commercial lines	$88,017	$76,341	$11,676	15.3%
Personal lines	11,041	6,129	4,912	80.1%
Total	$99,058	$82,470	$16,588	20.1%
Net written premiums
Commercial lines	$68,685	$63,827	$4,858	7.6%
Personal lines	10,399	5,332	5,067	95.0%
Total	$79,084	$69,159	$9,925	14.4%
Net earned premiums
Commercial lines	$64,869	$61,122	$3,747	6.1%
Personal lines	7,745	4,880	2,865	58.7%
Total	$72,614	$66,002	$6,612	10.0%

Gross written premiums increased $16.6 million, or 20.1%, to $99.1 million for the nine months ended September 30, 2021, as compared to $82.5 million for the same period in 2020.

Commercial lines gross written premiums increased $11.7 million, or 15.3%, to $88.0 million for the nine months ended September 30, 2021, as compared to $76.3 million for the same period in 2020.  There was a $17.0 million increase in the small business programs, which was partially offset by a $5.4 million reduction of gross written premium in the Company’s hospitality programs.  Of the $5.4 million decrease in gross written premium in the hospitality programs, $5.1 million was from our quick service restaurant line, which has seen some of the larger losses within the hospitality lines of business.

Personal lines gross written premiums increased $4.9 million, or 80.1%, to $11.0 million for the nine months ended September 30, 2021, as compared to $6.1 million for the same period in 2020.  The increase was due to continued growth in the Company’s low-value dwelling book of business.

Net written premiums increased $9.9 million, or 14.4%, to $79.1 million for the nine months ended September 30, 2021, as compared to $69.2 million for the same period in 2020.  Net written premiums did not increase as much as gross written premiums due to a combination of factors that increased our ceded premium rates.

Our blended ratio of ceded earned premiums to gross earned premiums increased from 16.3% to 19.5% in nine months ended September 30, 2020 and 2021, respectively.  The increase in the ceded earned premium-to-gross earned premium ratio was due, in part, to a $2.3 million increase in gross earned premiums relating to a growing commercial umbrella liability program that is almost entirely ceded under a quota share agreement.  This increased the ratio by 2.4 percentage points.  However, we also received a ceding commission from this business that has reduced our acquisition costs. The remainder of the increase was due to a combination of: 1) a change in the mix of business to more property exposure which has a higher ceding rate; 2) general reinsurance rate increases; and 3) we purchased more reinsurance as of January 1, 2021 to reduce our commercial property specific loss retention to only $200,000, from $340,000.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Other income also includes the interest income from the $9.0 million of notes payable from Venture relating to the Venture Transaction.  Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies.  All of the third-party business was sold to Venture at June 30, 2021.  Accordingly, other income from that business will diminish over the next few quarters as it transitions over to Venture, and will ultimately no longer occur.  Other income remained flat at $2.0 million for both the nine months ended September 30, 2021 and 2020.  Other income relating to installment billings and policy issuance costs was lower in 2021, particularly in the third quarter, as the business that was sold to Venture at June 30, 2021, no longer produces other income for the Company.  This was partially offset by an increase in the interest income from the notes payable of $158,000 in the third quarter of 2021.

Other Gains

Other gains were $11.7 million for the nine months ended September 30, 2021, compared to $260,000 for the same period in 2020.  The Company sold a portion of its Agency business during the second quarter of 2021, resulting in an $8.9 million gain.  Additionally, the Company received notice from the SBA that the PPP loan was 100% forgiven, including accrued interest, on July 8, 2021.  This resulted in a $2.8 million gain that is included in Other Gains on the Consolidated Statement of Operations in the third quarter of 2021.  The $260,000 gain for the nine months ended September 30, 2020 was due to the repurchase of 36,761 units of the Notes at a discount to face value.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the nine months ended September 30, 2021 and 2020 (dollars in thousands).

Nine months ended September 30, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$33,884	$3,929	$37,813
Net (favorable) adverse development	14,708	926	15,634
Calendar year net losses and LAE	$48,592	$4,855	$53,447

Accident year loss ratio	52.1%	50.0%	51.9%
Net (favorable) adverse development	22.6%	11.8%	21.4%
Calendar year loss ratio	74.7%	61.8%	73.3%

Nine months ended September 30, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$27,560	$1,727	$29,287
Net (favorable) adverse development	11,371	109	11,480
Calendar year net losses and LAE	$38,931	$1,836	$40,767

Accident year loss ratio	45.0%	34.5%	44.2%
Net (favorable) adverse development	18.5%	2.2%	17.3%
Calendar year loss ratio	63.5%	36.7%	61.5%

Net losses and LAE increased by $12.7 million, or 31.1%, to $53.4 million for the nine months ended September 30, 2021, compared to $40.8 million for the same period in 2020.  The Company experienced $2.0 million of catastrophe losses, net of reinsurance recoverables, during the first quarter of 2021 from Winter Storm Uri.  The Company also experienced $15.6 million of adverse development for the nine months ended September 30, 2021, which increased losses further.  Of the $15.6 million in adverse development, $14.7 million was related to commercial lines, while $926,000 was related to personal lines.  The adverse development was mostly attributable to the 2019, 2018 and 2017 and prior accident years, and mostly related to commercial liability lines.

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

The table below provides the expense ratio by major component.

	Nine months ended September 30,
	2021	2020
Commercial Lines
Policy acquisition costs	29.4%	30.1%
Operating expenses	13.5%	16.0%
Total	42.9%	46.1%
Personal Lines
Policy acquisition costs	27.7%	30.7%
Operating expenses	13.7%	16.0%
Total	41.4%	46.7%
Total Underwriting
Policy acquisition costs	29.2%	30.2%
Operating expenses	13.5%	16.0%
Total	42.7%	46.2%

Our expense ratio decreased by 3.5 percentage points for the nine months ended September 30, 2021, as compared to the same period in 2020.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  For the nine months ended September 30, 2021 and 2020, the percentage of policy acquisition costs to net earned premiums and other underwriting income decreased by 1.0 percentage point to 29.2% compared to 30.2%, respectively.  Acquisition costs are lower due to a combination of a change in mix of business with lower average acquisition costs, less expensive fronting arrangements, and more ceding commissions in select areas that are mostly ceded under quota share agreements.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Total underwriting operating expenses as a percent of net earned premiums and other underwriting income were 13.5% and 16.0% for the nine months ended September 30, 2021 and 2020, respectively.  The operating expense ratio was lower due to our expense reduction efforts, where there has been a real nominal dollar decrease in operating expenses, coupled with net earned premium growth.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

Segment Gain (Loss)

	Nine months ended September 30,
	2021	2020	$ Change
Commercial Lines	$(11,428)	$(5,907)	$(5,521)
Personal Lines	(251)	828	(1,079)
Total Underwriting	(11,679)	(5,079)	(6,600)
Wholesale Agency	(275)	(353)	78
Corporate	(652)	(1,182)	530
Eliminations	160	240	(80)
Total segment gain (loss)	$(12,446)	$(6,374)	$(6,072)

Liquidity and Capital Resources

Sources and Uses of Funds

At September 30, 2021, we had $17.6 million in cash, cash equivalents and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  There were no dividends paid from our Insurance Company Subsidiaries during the nine months ended September 30, 2021 and 2020.

Cash Flows

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2021, was $2.0 million, compared to $3.0 million used for the same period in 2020.   There was $12.2 million more premiums collected, net of reinsurance costs, in 2021, compared to 2020, as we continue to increase gross written premiums.  This was offset by $7.2 million more claim payments made in 2021, net of reinsurance recovered (in part due to Winter Storm Uri), $3.0 million more acquisition costs paid in 2021, compared to 2020, as gross written premiums increased, and $1.1 million decrease in investment income received.

Investing Activities.  Cash provided by investing activities for the nine months ended September 30, 2021, was $5.3 million, as compared to $2.0 million of cash used in investing activities for the same period in 2020.  The $7.3 million increase in cash provided by investing activities was driven by a reduction in the purchases of investments in the first nine months of 2021, compared to the same period in 2020.  There was a significant repositioning of the Company’s portfolio during the nine months of 2020 from the COVID-19 pandemic, which caused an increase in the purchases of investments.

Financing Activities.  Cash used in financing activities for the nine months ended September 30, 2021, was $4.0 million, compared to $5.1 million of cash provided by financing activities for the same period in 2020.  The $9.1 million decrease in cash provided by financing activities was mostly due to the Company paying down a net amount of $4.0 million of its outstanding balance on its line of credit during the first nine months of 2021.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators.  These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP.  The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $57.8 million and $64.1 million at September 30, 2021 and December 31, 2020, respectively.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(1,209)	$541	$(293)	$(2,679)
Exclude:
Net realized investment gains and other gains, net of tax	2,677	3,316	15,571	4,749
Change in fair value of equity securities, net of tax	(2,169)	(356)	(3,234)	(1,866)
Adjusted operating income (loss)	$(1,717)	$(2,419)	$(12,630)	$(5,562)

Weighted average common shares diluted	9,692,150	9,630,600	9,686,874	9,606,436
Diluted income (loss) per common share:
Net income (loss)	$(0.12)	$0.06	$(0.03)	$(0.28)
Exclude:
Net realized investment gains and other gains, net of tax	0.28	0.34	1.61	0.49
Change in fair value of equity securities, net of tax	(0.22)	(0.04)	(0.33)	(0.19)
Adjusted operating income (loss) per share	$(0.18)	$(0.24)	$(1.30)	$(0.58)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2021. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At September 30, 2021, the fair value of our investment portfolio, excluding cash and cash equivalents, was $176.5 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The effective duration of our portfolio as of September 30, 2021 and December 31, 2020 was 3.7 and 3.6 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of September 30, 2021.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of September 30, 2021	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$145,245	$(11,607)	(7.40)%	(27.56)%
100 basis point increase	150,954	(5,898)	(3.76)%	(14.01)%
No change	156,852	—	—	—
100 basis point decrease	160,867	4,015	2.56%	9.54%
200 basis point decrease	162,687	5,835	3.72%	13.86%

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

At September 30, 2021, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $30.9 million.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2021. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 13 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2021, which is hereby incorporated by reference.

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

Dated: November 10, 2021