Form 10-K
period 2021-12-31
Conifer Holdings, Inc.
filed 2022-03-10
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 30, 2021 was approximately $10.1 million, based on the Nasdaq closing price for such shares on that date.  The registrant has no non-voting common equity.

The number of outstanding shares of the registrant’s common stock, no par value, as of March 10, 2022, was 9,707,817.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Detroit, MI

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

As used in this Form 10-K, references to “Conifer,” “Conifer Holdings,” “the Company,” “our Company,” “we,” “us,” and “our” refer to Conifer Holdings, Inc., a Michigan corporation, and its wholly owned subsidiaries Conifer Insurance Company (“CIC”), Red Cedar Insurance Company (“RCIC”), White Pine Insurance Company (“WPIC”), and Sycamore Insurance Agency, Inc. (“SIA”).  CIC, RCIC and WPIC are collectively referred to as the "Insurance Company Subsidiaries."  On a stand-alone basis Conifer Holdings, Inc. is referred to as the "Parent Company."

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

Many of our products are targeted to traditionally profitable classes of policyholders that we believe are under-served by other insurers.  We market and sell these insurance products through a growing network of over 4,600 independent agents that distribute our policies through approximately 900 sales offices.  We are focused on growing our business in non‑commoditized property and casualty insurance markets, while maintaining underwriting discipline and a conservative investment strategy.

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

In our commercial lines business, we seek to differentiate ourselves and provide value to small business owner‑operators by bundling different insurance products that meet a significant portion of their insurance needs.  For example, in the hospitality market we offer property, casualty, and liquor liability, as well as, in some jurisdictions, workers’ compensation coverage.  The breadth of our specialty commercial insurance products enables our agents and their small business clients to avoid the administrative costs and time required to seek coverage for each of these items from separate insurers.  As such, we compete for commercial lines business based on our flexible product offerings and customer service, rather than on pricing alone.  Our target commercial lines customer has an average account size of $5,800 in premium.

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

Overall, we structure the multi-line distribution of our premium between commercial and personal lines to better diversify our business and mitigate the potential cyclical nature of either market.  In serving these markets, we write business on both an admitted and excess and surplus lines (“E&S”) basis.  As of December 31, 2021, approximately 45.5% of our gross written premiums were admitted, and approximately 54.5% were E&S.  Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are typically filed with and approved by the state insurance regulators.  Carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing process.  Our corporate structure allows us to offer both admitted and E&S products in select markets through either CIC or WPIC.  Our experience with specialty insurance products enables us to react to new market opportunities and underwrite multiple specialty lines.

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

	Gross Written Premium by Segment
	2021	%	2020	%	2019	%
Commercial	$117,075	89%	$102,763	92%	$94,391	93%
Personal	15,020	11%	8,572	8%	7,462	7%
Total	$132,095	100%	$111,335	100%	$101,853	100%

	Gross Written Premiums by State
	2021	%	2020	%	2019	%
Michigan	$29,314	22.2%	$23,304	20.9%	$19,346	19.0%
Florida	13,727	10.4%	13,573	12.2%	16,993	16.7%
Texas	12,062	9.1%	10,243	9.2%	8,236	8.1%
California	11,805	8.9%	8,140	7.3%	7,037	6.9%
New York	7,893	6.0%	6,386	5.7%	7,955	7.8%
Oklahoma	7,695	5.8%	2,264	2.2%	912	0.9%
Pennsylvania	4,863	3.7%	4,846	4.4%	6,015	5.9%
Mississippi	4,674	3.5%	4,612	4.1%	639	0.6%
Ohio	4,123	3.1%	3,823	3.4%	4,129	4.1%
Indiana	3,692	2.8%	3,559	3.2%	3,937	3.9%
Colorado	2,917	2.2%	2,832	2.5%	3,044	3.0%
All Other States	29,330	22.3%	27,753	24.9%	23,610	23.2%
Total	$132,095	100.0%	$111,335	100.0%	$101,853	100.0%

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

•

Conservative risk management with an emphasis on lowering volatility.  We focus on the risk/reward of insurance underwriting, while maintaining a prudent investment policy.  We employ conservative risk management practices and opportunistically purchase reinsurance to minimize our exposure to liability for individual risks.  In addition, we seek to maintain a diversified liquid investment portfolio to reduce overall balance sheet volatility.  As of December 31, 2021, our investments primarily consisted of fixed income investments with an average credit rating of “AA” and an option adjusted duration of 3.6 years.

Our Competitive Strengths

We believe the following competitive strengths have allowed us to grow our business and will continue to support our strategic growth initiatives:

•

Talented underwriters with broad expertise.  Our underwriters have significant experience managing account profitability across market cycles.  With an average of over 28 years of experience, our senior underwriters possess the required expertise to respond appropriately to market forces.

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

•

Proven management team.  Our senior management team has an average of over 28 years of experience in the insurance industry.  Our senior management team has successfully created, managed and grown numerous insurance companies and books of business, and has longstanding relationships with many independent agents and policyholders in our targeted markets.

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

In 2021, our top six independent agencies accounted for approximately 36% of our gross written premiums in our commercial lines, and our top four independent agencies accounted for approximately 17% of our gross written premiums in our personal lines.  We have long term relationships with each of these agencies.  We anticipate our concentration in these agencies will decrease in future periods as we establish relationships with additional agencies, as part of our strategic growth plan.  Our Insurance Company Subsidiaries market and distribute their products mainly through an independent agency network, however we utilize managing general agents and certain key wholesalers when appropriate.

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

In addition to marketing to individual agents, our Sycamore Insurance Agency reviews specific opportunities to write select business on a direct basis.  SIA also owns 50% of an insurance agency that places small commercial risks, mainly for alarm and security guard markets.

Underwriting

We are focused on underwriting profitability and effective enterprise risk management.  With an average of over 28 years of experience, our senior underwriters have the experience to properly manage account profitability across market cycles.

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

We have several in‑house attorneys with considerable legal experience in trying cases in the lines of business we write.  Included among these attorneys is our head in‑house litigator, who consults on all trials and has 27 years of litigation experience.  We also have numerous seasoned property and liability adjusters which allow us to manage our claims exposures more carefully, across all markets.  In addition, our claims professionals utilize a network of independent local adjusters and appraisers to assist with specific aspects of claims investigations, such as securing witness statements and conducting initial appraisals in states where it is practical to do so.  These outside vendors are mainly compensated based on pre‑negotiated fee schedules to control overall costs.

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

Information relating to our reinsurance structure and treaty information is included within Note 7 ~ Reinsurance.

Loss Reserve Development

The following table presents the development of our loss and loss adjustment expenses ("LAE") reserves from 2011 through 2021, net of reinsurance recoverables (dollars in thousands).

		Year Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Net liability for losses and loss expenses	$17,164	$17,547	$24,956	$28,307	$30,017	$47,993	$67,830	$63,122	$84,667	$87,052	$98,741
Liability re-estimated as of:
One year later	12,807	13,508	23,763	29,321	40,239	57,452	71,186	79,351	100,261	106,482
Two years later	9,870	13,601	25,521	33,274	52,321	60,453	87,536	94,786	118,116
Three years later	10,038	13,821	26,560	38,569	58,251	69,833	95,367	108,022
Four years later	10,064	13,860	27,784	40,822	62,185	74,381	102,335
Five years later	10,227	13,980	27,920	42,274	64,547	76,860
Six years later	10,414	14,048	28,339	42,967	66,072
Seven years later	10,471	13,982	28,655	43,341
Eight years later	10,404	14,050	28,880
Nine years later	10,450	14,133
Ten years later	10,523
Net cumulative redundancy (deficiency)	$6,641	$3,414	$(3,924)	$(15,034)	$(36,055)	$(28,867)	$(34,505)	$(44,900)	$(33,449)	$(19,430)

Cumulative amount of net liability paid as of:
One year later	3,383	$5,186	$13,245	$16,091	$20,200	$29,533	$44,521	$29,520	$40,244	$39,187
Two years later	6,092	9,106	19,711	24,060	35,972	56,962	62,369	57,864	70,478
Three years later	7,917	11,444	23,241	32,699	50,676	61,168	77,409	78,861
Four years later	8,788	13,015	26,056	37,474	58,317	66,556	87,587
Five years later	9,730	13,522	27,217	40,438	61,349	70,945
Six years later	10,167	13,903	27,780	41,979	63,814
Seven years later	10,398	13,878	28,384	42,428
Eight years later	10,373	13,923	28,555
Nine years later	10,380	13,927
Ten years later	10,384

Gross liability-end of year	29,574	24,843	28,909	31,532	35,423	54,651	87,896	92,807	107,246	111,270	139,085
Reinsurance recoverable on unpaid losses	12,410	7,296	3,952	3,225	5,405	6,658	20,066	29,685	22,579	24,218	40,344
Net liability-end of year	17,164	17,547	24,957	28,307	30,018	47,993	67,830	63,122	84,667	87,052	98,741

Gross liability re-estimated - latest	18,540	20,175	35,153	52,036	83,377	111,215	165,934	163,902	153,153	139,499
Reinsurance recoverable on unpaid losses re-estimated - latest	8,017	6,041	6,273	8,695	17,305	34,355	63,599	55,880	35,038	33,017
Net liability re-estimated - latest	10,523	14,134	28,880	43,341	66,072	76,860	102,335	108,022	118,115	106,482
Gross cumulative redundancy (deficiency)	$11,034	$4,668	$(6,244)	$(20,504)	$(47,954)	$(56,564)	$(78,038)	$(71,095)	$(45,907)	$(28,229)

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

Additional information relating to our reserves is included within the Unpaid Losses and Loss Adjustment Expenses section of Note 1 ~ Summary of Significant Accounting Policies and Note 6 ~ Unpaid Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as in the Critical Accounting Policies: Unpaid Loss and Loss Adjustment Expense Reserves section of Item 7, Management’s Discussion and Analysis.

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

Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers.  Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers.  The Company's assessments from insolvency funds were minimal for the years ended December 31, 2021, 2020, and 2019.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market.  Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage.  These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis.  To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company.  For the years ended December 31, 2021, 2020, and 2019, total assessments paid to all such facilities were minimal.

Restrictions on Dividends and Risk-Based Capital

For information on Restrictions on Dividends and Risk-based Capital that affect us please refer to Note 10 ~ Statutory Financial Data, Risk-Based Capital and Dividend Restrictions of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.

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

Effect of Federal Legislation

The Terrorism Risk Insurance Act (“TRIA”) was enacted in November 2002.  After several extensions, Congress enacted the Terrorism Risk Insurance Program Reauthorization of 2015 (“Act”).  The Act was extended through December 31, 2027 in December of 2019.  The Act continues to require insurance companies to offer terrorism coverage.  There is minimal exposure to this coverage as most of our policyholders decline this coverage option.

Employees

At December 31, 2021, we had 151 employees.  Substantially all of our employees are full-time.  Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement.  We believe we have good working relations with our employees.

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

Adjusted operating income (loss)

Net income (loss) excluding net realized investment and other gains (losses), net of tax, the effects of tax reform, the tax effect of changes in unrealized gains to the extent included in net income, the change in the fair value of equity securities, net of tax, and the capitalization and amortization of deferred gains from the adverse development cover (ADC).

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

Expense Ratio	For GAAP, it is the ratio of GAAP underwriting expenses incurred to net earned premiums plus other income. For SAP, it is the ratio of Statutory underwriting expenses incurred to net written premiums.

Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.
Lender	The Huntington National Bank
Loss	An occurrence that is the basis for submission and/or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.
Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.
Loss ratio	The ratio of incurred losses and loss adjustment expenses to net earned premiums plus other income.
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

Loss reserve development

The increase or decrease in Losses or LAE as a result of the re-estimation of claims and claim adjustment expense reserves at successive valuation dates for a given group of claims.  Loss reserve development may be related to prior year or current year development.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties.  We have listed below the material risk factors applicable to us.  These material risks include, but are not limited to, the following:

•	Operational Risks
•	Investment Risks
•	Liquidity Risks
•	Legal and Regulatory Risks
•	Rating Agency Risks
•	General Risk Factors

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

Our distribution model depends almost entirely on the agencies that distribute our products.  In 2021, six independent agencies accounted for approximately 36% of our gross written premiums in our commercial lines, and four independent agencies, accounted for approximately 17% of our gross written premiums in our personal lines.  We cannot assure you that these relationships, or our relationships with any of our agencies will continue.  Even if the relationships do continue, they may not be on terms that are profitable for us.  The termination of a relationship with one or more significant agents could result in lower premium revenue and could have a material adverse effect on our results of operations or business prospects.

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

As of December 31, 2021, we had $24.4 million of senior unsecured notes (the “Notes”) outstanding, $10.5 million of subordinated notes (the "Subordinated Notes") outstanding, and no outstanding balance on the Company’s line of credit.  See Note 8 ~ Debt for additional details.  We are subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. Our ability to make payments on our indebtedness is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital.  We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements.  In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives.  In addition, the line of credit and the Subordinated Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  If we are unable to meet debt covenant requirements or to obtain future waivers regarding such failures, we could be in breach of our credit agreement.  Any such breach could cause significant disruption to our operations, including a requirement to immediately repay our indebtedness, and would have severe adverse effects on our liquidity and financial flexibility.

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

The State of Michigan has adopted the NAIC’s calculation to measure the adequacy of statutory capital of U.S.‑based insurers, known as RBC.  The RBC calculation establishes the minimum amount of capital necessary for a company to support its overall business operations.  Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation.  Failure to maintain adequate RBC at the required levels could adversely affect the ability of our Insurance Company Subsidiaries to maintain regulatory authority to conduct their business.

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

The State of Michigan also adopted the NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”).  The ORSA Model Act requires that an insurance holding company system’s Chief Risk Officer to submit annually to its domiciliary regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”).  The ORSA is a confidential internal assessment conducted by that insurer of the material and relevant risks identified by the insurer associated with the insurer’s current business plan and the sufficiency of capital resources to support those risks.  The Company is currently exempt from providing an ORSA summary report as it does not meet the minimum premium requirements.  We may be required to comply with this requirement in the future if our gross written premium exceeds $500 million annually.

We cannot predict the impact these requirements or any other regulatory requirements may have on our business, financial condition or results of operations.

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements.  Failure to meet these requirements could subject us to regulatory action.

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states of domicile and each state in which they issue policies.  As of December 31, 2021, our Insurance Company Subsidiaries were in compliance with all such reserves.  Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements will subject it to corrective action.  This may include requiring the adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control.  It may also result in our Insurance Company Subsidiaries being limited in their ability to make a dividend to us and could be a factor in causing rating agencies to downgrade our ratings.  Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.

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

General Risk Factors

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

Our future capital requirements depend on many factors, including our ability to grow premium volume and underwrite the business profitably. To the extent that our existing capital is insufficient, we may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:

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

As of December 31, 2021, our executive officers, directors, 5% shareholders and their affiliates owned approximately 64.9% of our voting stock.  Therefore, these shareholders have the ability to influence us through their ownership position.  These shareholders may be able to significantly influence all matters requiring shareholder approval.  For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.

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

Our amended and restated articles of incorporation and bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors (our “Board”).  These include provisions that, among other things:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease office space in Birmingham, Michigan, where our principal executive office is located.  We also lease offices in Southfield, Michigan; Jacksonville, Orlando and Miami, Florida.  We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.

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

Corporate Counsel
Honigman Miller Schwartz and Cohn, LLP
600 Woodward Avenue
2290 First National Building
Detroit, MI 48226-3506

Shareholder Relations and Form 10-K

A copy of our 2021 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@cnfrh.com.

Share Price and Dividend Information

Our common stock is traded on the Nasdaq under the symbol “CNFR.” The following table sets forth the high and low sale prices of our common shares as reported by the Nasdaq for each period shown:

	High	Low
2020
First Quarter	4.14	2.00
Second Quarter	3.87	2.18
Third Quarter	4.00	2.19
Fourth Quarter	5.00	2.16

2021
First Quarter	4.82	2.80
Second Quarter	4.08	2.50
Third Quarter	4.33	2.51
Fourth Quarter	3.07	2.10

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

Shareholders of Record

As of March 10, 2022, there were 25 shareholders of record of our common stock.  A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Repurchases of Company's Stock

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock.  Shares may be purchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time, at the discretion of the Company.  The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met.  Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market.  The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions.  The repurchase program does not include specific price targets or timetables.  The company did not repurchase any shares of stock for the year ended December 31, 2021 related to the stock repurchase program. For the year ended December 31, 2021, the Company repurchased 3,886 shares of stock valued at approximately $12,000 related to the vesting of the Company’s restricted stock units. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial information of Conifer Holdings, Inc. and Subsidiaries as of the dates and for the periods indicated.  The selected financial data for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 were derived from our audited consolidated financial statements and related notes thereto.

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

	Year Ended December 31,
	2021	2020	2019	2018	2017
Operating Results:
Gross written premiums	$132,095	$111,335	$101,853	$104,368	$114,284
Ceded written premiums	(30,666)	(18,395)	(14,129)	(15,282)	(23,044)
Net written premiums	$101,429	$92,940	$87,724	$89,086	$91,240
Net earned premiums	$98,802	$89,103	$89,089	$93,811	$91,729
Net investment income	1,968	3,156	4,031	3,336	2,728
Net realized investment gains	2,878	8,126	1,196	61	70
Change in fair value of equity securities	(2,020)	228	(427)	121	—
Other gains	11,664	260	—	0	750
Other income	2,671	2,615	2,109	1,582	1,560
Total revenue	115,963	103,488	95,998	98,911	96,837
Losses and loss adjustment expenses, net	69,861	56,228	59,744	62,515	73,917
Policy acquisition costs	28,451	26,105	24,911	25,534	26,245
Operating expenses	16,509	18,468	17,582	17,683	17,367
Interest expense	2,852	2,925	2,882	2,644	1,362
Total expenses	117,673	103,726	105,119	108,376	118,891
Income (loss) before income taxes	(1,710)	(238)	(9,121)	(9,465)	(22,054)
Equity earnings (losses) in affiliates, net of tax	824	839	386	290	65
Income tax expense (benefit)	208	6	(913)	52	(447)
Net income (loss)	(1,094)	595	(7,822)	(9,227)	(21,542)
Net income (loss) allocable to common shareholders	$(1,094)	$595	$(7,822)	$(9,227)	$(21,542)
Net income (loss) per share allocable to common shareholders, basic and diluted	$(0.11)	$0.06	$(0.88)	$(1.08)	$(2.74)
Weighted average common shares outstanding, basic and diluted	9,691,998	9,625,059	8,880,107	8,543,876	7,867,344

	Year Ended December 31,
	2021	2020	2019	2018	2017
Balance Sheet Data:
Cash and invested assets	$192,640	$191,400	$177,196	$150,894	$169,518
Reinsurance recoverables	41,691	26,356	27,734	34,745	24,539
Total assets	290,404	261,597	247,265	232,752	239,032
Unpaid losses and loss adjustment expenses	139,085	111,270	107,246	92,807	87,896
Unearned premiums	65,269	56,224	51,503	52,852	57,672
Debt	33,564	40,997	35,824	33,502	29,027
Total liabilities	249,901	217,184	204,540	190,589	186,206
Total shareholders’ equity	40,503	44,413	42,725	42,163	52,826

Other Data:
Shareholders’ equity per common share outstanding	$4.17	$4.59	$4.45	$4.97	$6.20
Regulatory capital and surplus (2)	63,854	64,066	59,561	63,993	62,451

	2021	2020	2019	2018	2017
Underwriting Ratios:
Loss ratio	70.5%	62.8%	66.8%	66.4%	79.9%
Expense ratio	42.4%	45.6%	44.0%	45.9%	44.8%
Combined ratio	112.9%	108.4%	110.8%	112.3%	124.7%

(1)	In 2017, the Company recognized a $750,000 gain on the sale of the renewal rights of a portion of the low value dwelling book of business to another insurer.
(2)

Regulatory and capital surplus is the excess of assets over liabilities of our Insurance Company Subsidiaries and is determined in accordance with statutory accounting principles as determined by the domiciliary state for each Insurance Company Subsidiary.  In 2018, CIC issued a surplus note to WPIC for $10.0 million.  The $10.0 million surplus note is eliminated from the combined regulatory capital and surplus balance as of December 31, 2021, 2020, 2019, and 2018.

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

Recent Developments

COVID-19

COVID-19 (the “Pandemic”) continues to cause significant disruption to public health, the global economy, financial markets, and commercial, social and community activity in general.  As there has been a reduction in government restrictions, we see reduced risk to our business.  We continue to monitor potential risks the Pandemic may present including a potential resurgence.  Our exposure to the Pandemic is manifold.  The majority of our employees continue to work remotely however strict “shelter-in-place” or “stay-at-home” orders have been lifted.  A significant portion of our revenues are generated from the hospitality sector within the U.S. which remains under stress due to the threats of resurgence and resource shortages that resulted from the Pandemic.

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

Sale of Certain Agency Business

On June 30, 2021, our agency (Sycamore Insurance Agency) sold to Venture Agency Holdings, Inc., a related party, the customer accounts and other related assets of some of its personal and commercial lines of business (the “Venture Transaction”).  Sycamore will continue to produce various personal and commercial lines that it did not sell which is substantially all produced for, and underwritten by, our Insurance Company Subsidiaries. We recognized an $8.9 million gain on the sale which is reflected in Other Gains in the Consolidated Statement of Operations.  In order to determine the value of the portion of the business sold, the Company obtained a third party valuation based on a weighting of discounted cash flows and earnings before interest, taxes, depreciation and amortization (EBITDA) multiple valuation methods.  The valuation included significant estimates and assumptions related to (i) forecasted revenue and EBITDA and (ii) the selection of the EBITDA multiple and discount rate.

The purchase price was $10.0 million of which $1.0 million was paid in cash on June 30, 2021, and $9.0 million was in the form of two promissory notes (one for $6.0 million and one for $3.0 million).  Both notes require interest-only quarterly payments at a per annum rate of 7.0%, with a five-year maturity.  There are no prepayment penalties.  On December 14, 2021, Venture paid off the $3.0 million note.

The assets sold included the customer accounts (mainly agency-related new and renewal rights) of substantially all of the personal lines business and a small subset of the commercial lines business underwritten by our Insurance Company Subsidiaries, and all of the customer accounts Sycamore produced for third-party insurers.  The Venture Transaction included the transition of 21 employees from Conifer to Venture as well as necessary systems and office functions to operate the business.  Venture did not assume any in-force business or liabilities.  The business will transition to Venture as it produces new or renewal business effective July 1, 2021.  We expect our Insurance Company Subsidiaries will continue to underwrite substantially all of the business we sold to Venture that we underwrote prior to the transaction.  We expect Venture to be able to grow both the business we underwrite as well as the third-party business more effectively as a separate entity outside of Conifer.  As of December 31, 2021, the Company had a non-controlling 50% interest in Venture.

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

Through our wholesale agency business segment, we offer commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers. The wholesale agency business segment provides our agents with more insurance product options. However, as a result of the sale of certain agency business on June 30, 2021, going forward, our agency segment will not be producing any significant amounts of business for third party insurers and will produce approximately 50% less business for the Insurance Company Subsidiaries.

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

Unpaid Loss and Loss Adjustment Expense Reserves

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

The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2021 (dollars in thousands):

Line of Business	Case Reserves	IBNR Reserves	Total Reserves	Ratio of IBNR to Total Reserves
Commercial Lines	$58,641	$37,860	$96,501	39.2%
Personal Lines	1,252	988	2,240	44.1%
Total Lines	$59,893	$38,848	$98,741	39.3%

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

The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2021.  We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2021 reported pre-tax income and on net income and shareholders’ equity at December 31, 2021.  We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor.  The shareholders' equity amounts include an income tax rate assumption of 21%, however due to the net operating losses (“NOL”) available to use against taxable income and the offsetting valuation allowance, there is no difference between pre-tax income and shareholders’ equity in this schedule.  The dollar amounts in the table are in thousands.

		As of December 31, 2021		Impact
	Ultimate Loss and LAE Sensitivity Factor	Net Ultimate Loss and LAE	Net Loss and LAE Reserves	Pre- Tax Income	Shareholders' Equity
Increased Ultimate Losses & LAE
Accident Year 2021	10.0%	$50,413	$31,445	$(5,041)	$(5,041)
Accident Year 2020	5.0%	42,158	19,659	(2,108)	(2,108)
Accident Year 2019	2.5%	53,886	18,477	(1,347)	(1,347)
Prior to 2019 Accident Years	—%	—	29,160	—	—

Decreased Ultimate Losses & LAE
Accident Year 2021	(10.0)%	50,413	31,445	5,041	5,041
Accident Year 2020	(5.0)%	42,158	19,659	2,108	2,108
Accident Year 2019	(2.5)%	53,886	18,477	1,347	1,347
Prior to 2019 Accident Years	—%	—	29,160	—	—

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

Income Taxes

As of December 31, 2021, we have federal and state income tax NOL carryforwards of $59.7 million and $17.0 million, respectively.  Of the NOL carryforwards, $49.8 million will expire in tax years 2028 through 2041 and $9.9 million will never expire.  Of the federal NOL amount, $12.8 million are subject to limitations under Section 382 of the Internal Revenue Code.  These net NOL carryforwards are limited in the amount that can be utilized in any one year and may expire before they are realized.  At this time we do not expect that any of the remaining NOL carryforwards will expire before utilized.

A valuation allowance of $14.6 million and $13.3 million has been recorded against the gross deferred tax assets as of December 31, 2021 and 2020, respectively, as the Company has recognized a three-year cumulative loss as of December 31, 2021 which is significant negative evidence to support the lack of recoverability of those deferred tax assets in accordance with ASC 740, Income Taxes.  If the $14.6 million valuation allowance as of December 31, 2021 were reversed in the future, it would increase book value by $1.50 per share.  The net deferred tax assets were zero as of December 31, 2021 and 2020.

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

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss)	$(1,094)	$595	$(7,822)
Less:
Net realized investment gains (losses), net of tax	2,878	8,126	1,196
Other gains (losses), net of tax	11,664	260	—
Tax effect of unrealized gains and losses on investments	—	—	824
Change in fair value of equity securities, net of tax	(2,020)	228	(427)
Net (increase) decrease in deferred gain on losses ceded to ADC, net of tax	—	—	5,677
Adjusted operating income (loss)	$(13,616)	$(8,019)	$(15,092)

Weighted average common shares, diluted	9,691,998	9,625,059	8,880,107

Diluted income (loss) per common share:
Net income (loss)	$(0.11)	$0.06	$(0.88)
Net realized investment gains (losses), net of tax	0.30	0.84	0.13
Other gains (losses), net of tax	1.20	0.03	—
Tax effect of unrealized gains and losses on investments	—	—	0.09
Change in fair value of equity securities, net of tax	(0.21)	0.02	(0.05)
Net (increase) decrease in deferred gain on losses ceded to ADC, net of tax	—	—	0.64
Adjusted operating income (loss) per share	$(1.40)	$(0.83)	$(1.69)

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

Executive Overview

For the year ended December 31, 2021, we continued to see growth in our commercial and personal lines in areas where we have had the most success.  Our commercial lines gross written premiums increased by $14.3 million, or 13.9%, to $117.1 million in 2021, compared to $102.8 million in 2020.  Personal lines gross written premiums increased by $6.4 million, or 75.2% to $15.0 million, compared to $8.6 million in 2020.

The Company reported a net loss of $1.1 million, or $0.11 per share, in 2021, compared to net income of $595,000, or $0.06 per share, in 2020.

Adjusted operating loss, a non-GAAP measure, was $13.6 million, or $1.40 per share, for the year ended December 31, 2021, compared to an adjusted operating loss of $8.0 million, or $0.83 per share, for the year ended December 31, 2020.

The 2021 results included an $8.9 million gain from the June 30, 2021 Venture Transaction, and a $2.8 million gain from the forgiveness of the PPP loan.  Both gains are reflected in Other Gains on the Consolidated Statements of Operations.  We also saw continued improvement in our current accident year underwriting results as our mix of business and other underwriting changes helped to produce a 2021 accident year combined ratio of 93.3%.  These positive results were offset by $19.4 million of adverse development from prior accident years.

The Company experienced $2.0 million of catastrophe losses, net of reinsurance recoverables, during 2021 from Winter Storm Uri.  The Company had $86,000 of reinsurance reinstatement costs relating to Hurricane Irma in 2021.

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

Results of Operations - 2021 Compared to 2020

The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary Operating Results

	Years Ended December 31,
	2021	2020	$ Change	% Change
Gross written premiums	$132,095	$111,335	$20,760	18.6%

Net written premiums	$101,429	$92,940	$8,489	9.1%

Net earned premiums	$98,802	$89,103	$9,699	10.9%
Other income	2,671	2,615	56	2.1%
Losses and loss adjustment expenses, net	69,861	56,228	13,633	24.2%
Policy acquisition costs	28,451	26,105	2,346	9.0%
Operating expenses	16,509	18,468	(1,959)	(10.6%)
Underwriting gain (loss)	(13,348)	(9,083)	(4,265)	(47.0%)
Net investment income	1,968	3,156	(1,188)	(37.6%)
Net realized investment gains	2,878	8,126	(5,248)	(64.6%)
Change in fair value of equity securities	(2,020)	228	(2,248)	*
Other gains	11,664	260	11,404	*
Interest expense	2,852	2,925	(73)	(2.5%)
Income (loss) before income taxes	(1,710)	(238)	(1,472)	*
Equity earnings in Affiliate, net of tax	824	839	(15)	(1.8%)
Income tax expense	208	6	202	*
Net income (loss)	$(1,094)	$595	$(1,689)	*
Underwriting Ratios:
Loss ratio (1)	70.5%	62.8%
Expense ratio (2)	42.4%	45.6%
Combined ratio (3)	112.9%	108.4%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and operating expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

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

Our premiums are presented below for the years ended December 31, 2021 and 2020 (dollars in thousands):

Summary of Premium Revenue

	Years Ended December 31,
	2021	2020	$ Change	% Change
Gross written premiums
Commercial lines	$117,075	$102,763	$14,312	13.9%
Personal lines	15,020	8,572	6,448	75.2%
Total	$132,095	$111,335	$20,760	18.6%

Net written premiums
Commercial lines	$87,307	$85,385	$1,922	2.3%
Personal lines	14,122	7,555	6,567	86.9%
Total	$101,429	$92,940	$8,489	9.1%

Net Earned premiums
Commercial lines	$87,759	$82,409	$5,350	6.5%
Personal lines	11,043	6,694	4,349	65.0%
Total	$98,802	$89,103	$9,699	10.9%

Gross written premiums increased by $20.8 million, or 18.6%, to $132.1 million for the year ended December 31, 2021, compared to $111.3 million for the year ended December 31, 2020.  The increase was attributable to an increase in written premium in our small business and low-value dwelling programs, which was slightly offset by a decrease in written premium in our hospitality programs.

Commercial lines gross written premiums increased $14.3 million, or 13.9%, to $117.1 million, for the year ended December 31, 2021, compared to $102.8 million for the year ended December 31, 2020.  Gross written premiums for our small business programs increased by $20.3 million, or 31.1%, to $85.4 million for the year ended December 31, 2021, compared to $65.1 million for the year ended December 31, 2020.  This increase was offset by our hospitality programs gross written premiums, which decreased by $5.9 million, or 15.8%, to $31.7 million for the year ended December 31, 2021, compared to $37.7 million for the year ended December 31, 2020.

Personal lines gross written premiums increased $6.4 million, or 75.2%, to $15.0 million for the year ended December 31, 2021, compared to $8.6 million for the same period in 2020.  This increase was largely driven by our low-value dwelling business.

Net written premiums increased $8.5 million, or 9.1%, to $101.4 million, for the year ended December 31, 2021, compared to $92.9 million, for the year ended December 31, 2020.  The increase was due to the increase in gross written premium during 2021.  However, this increase was reduced by increased reinsurance rates, and the Company entering into a new specific loss commercial liability treaty on December 31, 2021, that included a 40% ceding commission and resulted in an additional $4.4 million of ceded written premiums at the inception of the agreement.  Ceding commissions increased by $1.8 million as well.  Ceded earned premiums and total acquisition costs were not impacted in 2021 from this new treaty, after taking into account the change in deferred acquisition costs.  However, going forward, we would expect to see higher ceded earned premiums and lower acquisition costs as a result of this treaty.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Other income also includes the interest income from the $6.0 million and $3.0 million promissory notes relating to the Venture Transaction.  The $3.0 million promissory note was paid down by Venture on December 14, 2021.  Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies. All of the third-party business was sold to Venture at June 30, 2021. Accordingly, other income from that business will diminish over the next few quarters as it transitions over to Venture, and will ultimately no longer occur. Other income increased by $56,000, or 2.1%, to $2.7 million for the year ended December 31, 2021, compared to $2.6 million in 2020.  Other income relating to installment billings and policy issuance costs was lower in the second half of 2021, as the business that was sold to Venture at June 30, 2021, no longer produces other income for the Company. This was more than offset by an increase in the interest income in 2021 of $306,000 from the notes payable.

Losses and Loss Adjustment Expenses

The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2021 and 2020 (dollars in thousands).

Year Ended December 31, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$45,393	$5,036	$50,429
Net (favorable) adverse development	18,475	957	19,432
Calendar year net loss and LAE	$63,868	$5,993	$69,861

Accident year loss ratio	51.6%	45.0%	50.9%
Net (favorable) adverse development	21.0%	8.6%	19.6%
Calendar year loss ratio	72.6%	53.6%	70.5%

Year Ended December 31, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$38,021	$2,613	$40,634
Net (favorable) adverse development	15,242	352	15,594
Calendar year net loss and LAE	$53,263	$2,965	$56,228

Accident year loss ratio	46.0%	38.2%	45.4%
Net (favorable) adverse development	18.4%	5.1%	17.4%
Calendar year loss ratio	64.4%	43.3%	62.8%

Net losses and LAE increased by $13.6 million, or 24.2% to $69.9 million for the year ended December 31, 2021, compared to $56.2 million in 2020.  The calendar year loss ratios were 70.5% and 62.8% for the years ended December 31, 2021 and 2020, respectively.

The $19.4 million of adverse development in 2021 consisted of $18.5 million from commercial lines and $957,000 from personal lines and mostly related to the 2019 and prior accident years.

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

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2021	2020

Commercial Lines
Policy acquisition costs	29.2%	30.3%
Operating expenses	13.2%	15.3%
Total	42.4%	45.6%

Personal Lines
Policy acquisition costs	29.6%	29.9%
Operating expenses	12.1%	15.6%
Total	41.7%	45.5%

Total Underwriting
Policy acquisition costs	29.3%	30.3%
Operating expenses	13.1%	15.3%
Total	42.4%	45.6%

Our expense ratio decreased by 3.2%, to 42.4% for the year ended December 31, 2021, as compared to the same period in 2020.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  The percentage of policy acquisition costs to net earned premiums and other income decreased by 1.0%, from 30.3% in 2020, to 29.3% in 2021.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other income was 13.1% and 15.3% for the years ended December 31, 2021 and 2020, respectively.  The lower operating expense ratio was largely due to the Venture Transaction, where 21 employees transitioned from Conifer to Venture on June 30, 2021.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the years ended December 31, 2021 and 2020 (dollars in thousands):

Underwriting Gain (Loss)

	Years Ended December 31,
	2021	2020	Change
Commercial Lines	$(13,229)	$(8,307)	$(4,922)
Personal Lines	529	766	(237)
Total Underwriting	(12,700)	(7,541)	(5,159)
Wholesale Agency	(261)	(474)	213
Corporate	(757)	(1,403)	646
Eliminations	370	335	35
Total underwriting income (loss)	$(13,348)	$(9,083)	$(4,265)

Investment Income

Net investment income decreased by $1.2 million, or 37.6%, to $2.0 million for the year ended December 31, 2021, compared to $3.1 million for the year ended December 31, 2020.  This decrease was due to a decrease in interest income in our debt securities due to lower interest rates.  Average invested assets during 2021 were $183.0 million compared to $176.5 million for the same period in 2020.  The investment portfolio was comprised of 82.5% debt securities, 7.6% equity securities, and 9.9% short-term investments as of December 31, 2021.  The investment portfolio was comprised of 80.2% debt securities, 7.1% equity securities and 12.7% short-term investments as of December 31, 2020.

The debt securities portfolio had an average quality was AA and AA+ at December 31, 2021 and 2020, respectively.  The portfolio produced a tax-equivalent book yield of 1.4% and 1.6% for the years ended December 31, 2021 and 2020, respectively.  The option adjusted duration of the debt securities portfolio was 3.6 years at December 31, 2021 and 2020, respectively.

Realized Investment Gains

Net realized investment gains decreased by $5.3 million, or 64.6%, to $2.9 million for the year ended December 31, 2021, as compared to $8.1 million for the year ended December 31, 2020.  The decrease was due to overall market conditions in 2021 that reduced the Company’s ability to sell portions of its debt and equity securities for realized gains.

Interest Expense

Interest expense was $2.9 million for the years ended December 31, 2021 and 2020.  We issued $25.3 million of public senior unsecured notes (the "Notes") in 2018.  Proceeds from the Notes were used to pay down $19.5 million of the $30.0 million of subordinated notes that were issued in the third quarter of 2017.  The Company did not repurchase any of the Notes in 2021.  The Company repurchased 36,761 units of the Notes in the public market in 2020.  Interest expense includes the amortization of debt issuance costs relating to the Notes which is $260,000 per annum over the 5-year life of the Notes.  The interest expense relating to the amortization of debt issuance costs for the existing $10.5 million of the Subordinated Notes is $51,000 per annum over the 20-year life of the Subordinated Notes.

The Company has a $10.0 million line of credit, which it drew upon and paid down at various times throughout 2021, and which contributed to interest expense.  The Company had no outstanding balance on its line of credit as of December 31, 2021.

Income Tax Expense

For the year ended December 31, 2021, the Company reported $5,000 of current federal income tax expense and $203,000 of current state income tax expense.  The Company reported a deferred tax benefit of $0 for the years ended December 31, 2021 and 2020, respectively.

There is a $14.6 million valuation allowance against 100% of the net deferred tax assets at December 31, 2021, which would increase book value by $1.50 per share if reversed in the future.  The valuation allowance was $13.3 million as of December 31, 2020. As of December 31, 2021, the Company has net operating loss carryforwards for federal income tax purposes of $59.7 million, of which $49.8 million expire in tax years 2028 through 2041 and $9.9 million never expire.  Of this amount, $12.8 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code.  The Company has state net operating loss carryforwards of $17.0 million, which expire in tax years 2022 through 2041.

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

Our premiums are presented below for the years ended December 31, 2020 and 2019 (dollars in thousands):

Summary of Premium Revenue

	Years Ended December 31,
	2020	2019	$ Change	% Change
Gross written premiums
Commercial lines	$102,763	$94,391	$8,372	8.9%
Personal lines	8,572	7,462	1,110	14.9%
Total	$111,335	$101,853	$9,482	9.3%

Net written premiums
Commercial lines	$85,385	$81,966	$3,419	4.2%
Personal lines	7,555	5,758	1,797	31.2%
Total	$92,940	$87,724	$5,216	5.9%

Net Earned premiums
Commercial lines	$82,409	$83,858	$(1,449)	(1.7)%
Personal lines	6,694	5,231	1,463	28.0%
Total	$89,103	$89,089	$14	0.02%

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

There is a $13.3 million valuation allowance against 100% of the net deferred tax assets at December 31, 2020, which would increase book value by $1.37 per share if reversed in the future.  The valuation allowance was $13.6 million as of December 31, 2020.  As of December 31, 2020, the Company has net operating loss carryforwards for federal income tax purposes of $59.2 million, of which $49.3 million expire in tax years 2028 through 2039 and $9.9 million never expire.  Of this amount, $14.1 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code.  The Company has state net operating loss carryforwards of $17.1 million, which expire in tax years 2021 through 2040.

Liquidity and Capital Resources

Sources and Uses of Funds

At December 31, 2021, we had $32.9 million in cash, cash equivalents, and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturity and sale of invested assets and other income.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company.  Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year.  No dividends were paid from our Insurance Company Subsidiaries in 2021, 2020 or 2019.

We contributed $11.4 million, $1.2 million, and $3.9 million to our Insurance Company Subsidiaries in 2021, 2020, and 2019, respectively.  We believe that the current statutory surplus levels and the funds available at the holding company level will provide the necessary statutory capital to support our premium volume growth over the next two years.

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

Cash Flows

Operating Activities.  Cash provided by operating activities for the year ended December 31, 2021 was $5.4 million, compared to $3.0 million for the same period in 2020.  The $2.4 million increase was primarily due to a $12.4 million increase in premiums collected, net of reinsurance premiums. This increase was offset by a $6.6 million increase in paid claims, a $2.7 million increase in acquisition costs paid, and a $1.4 million decrease in investment income received.

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

Investing Activities. Cash provided by investing activities for the year ended December 31, 2021 was $1.4 million. Cash used in investing activities was $7.3 million in 2020.  The $8.7 million increase in cash provided by investing activities over the prior year was driven by a reduction in the purchases of investments in 2021, compared to the same period in 2020. There was a significant repositioning of the Company’s portfolio during the year ended 2020 from the COVID-19 pandemic, which caused an increase in the purchase of investments.

Cash used in investing activities for the years ended December 31, 2020 and 2019, was $7.3 million and $25.0 million, respectively.  The $17.7M increase in the use of cash from investing activities over the prior year is due to increased activity across the Company's investment portfolio to take advantage of 2020 market conditions.

Financing Activities.  Cash used by financing activities for the years ended December 31, 2021, was $5.0 million compared to $5.1 million of cash provided by financing activities for years ended December 31, 2020.  The $10.1 million decrease in cash provided by financing activities was mostly due to the Company paying down $8.0 million on its line of credit during 2021.  The Company’s borrowings under debt arrangements were also $2.7 million less in 2021 compared to 2020.

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

Outstanding Debt

On April 24, 2020, the Company received a $2.7 million PPP loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the SBA.  The Company received notice from the SBA that the loan was 100% forgiven, including accrued interest, on July 8, 2021. This resulted in a $2.8 million gain that is included in Other Gains on the Consolidated Statement of Operations.

In 2018, the Company issued $25.3 million of Notes.  The Notes bear an interest rate of 6.75% annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  Proceeds from the Notes were used to pay down $19.5 million of the $30.0 million of subordinated notes that were issued in the third quarter of 2017.  The Company did not repurchase any of the Notes during 2021.  The Company repurchased 36,761 units of the Notes in the public market during 2020 with a face value of $919,000.  The Notes were repurchased at a discount to face value, which resulted in a $260,000 gain on extinguishment in 2020.  This gain is reflected in the Consolidated Statement of Operations as Other gains.

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

The carrying value of the Notes and Subordinated Notes are offset by $1.3 million of debt issuance costs that will be amortized through interest expense over the life of the loans.  Refer to Note 8 ~ Debt of the Notes to the Consolidated Financial Statements, for additional information regarding our outstanding debt.

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several financial debt covenants, including a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of December 31, 2021, the Company had no outstanding balance on the line of credit and was in compliance with all of its financial debt covenants.

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2021 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Senior unsecured notes	$24,381	$—	$24,381	$—	$—
Interest on senior unsecured notes	2,880	1,646	1,234	—	—
Subordinated notes	10,500	—	—	—	10,500
Interest on subordinated notes	21,394	788	2,231	2,625	15,750
Lease obligations	1,778	742	1,036	—	—
Unpaid loss and loss adjustment expense (1)	139,085	56,699	60,453	17,590	4,343
Purchase Obligations (2)	1,740	360	720	660	—
Total	$201,758	$60,235	$90,055	$20,875	$30,593

(1)

The estimated unpaid loss and loss adjustment expense payments were made using estimates based on historical payment patterns.  However, future payments may be different than historical payment patterns.

(2)

Includes estimated future payments under the software license agreement relating to our policy issuance system.  This agreement requires minimum monthly payments of $30,000, and is variable with premium volume.  The future payment assumptions are based on the minimum monthly payments.  The software license agreement expires on November 1, 2026.

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

At December 31, 2021, all of our Insurance Company Subsidiaries were in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g., premium-to-statutory surplus ratios), which are evaluated by regulators and rating agencies.  As of December 31, 2021, on a trailing twelve-month statutory combined basis, the gross written and net written premium leverage ratios were 2.2 to 1.0 and 1.6 to 1.0, respectively.

The NAIC’s IRIS was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio.  State insurance regulators review the IRIS ratio results to determine if an insurer is in need of further regulatory scrutiny or action.  While the ratios, individually and collectively, are useful tools for identifying companies that may be experiencing financial difficulty, they are only a guide for regulators and should not be considered an absolute indicator of a Company's financial condition.  While inquiries from regulators are not uncommon, our Insurance Company Subsidiaries have not experienced any regulatory actions due to their IRIS ratio results or otherwise.

Recently Issued Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies: Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes.  The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk.  The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2021.  Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At December 31, 2021 and 2020, the fair value of our investment portfolio, excluding cash and cash equivalents, was $182.7 million and $183.2 million, respectively.  Our investment portfolio consists principally of investment-grade, fixed-income securities, classified as debt securities.  Accordingly, the primary market risk exposure to our debt portfolio is interest rate risk.  In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates.  We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The option adjusted duration of the debt securities portfolio was 3.6 years as of December 31, 2021 and 2020, respectively.

The table below summarizes our interest rate risk.  The table also illustrates the sensitivity of the fair value of our investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2021.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2021	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity
200 basis point increase	$160,424	$(12,372)	(7.2)%	(30.5)%
100 basis point increase	166,489	(6,307)	(3.7)%	(15.6)%
No change	172,796	—	—	—
100 basis point decrease	177,980	5,184	3.0%	12.8%
200 basis point decrease	180,382	7,586	4.4%	18.7%

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

At December 31, 2021 and 2020, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $50.0 million and $27.7 million, respectively.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2021.  Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in internal controls over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

ITEMS 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference.  The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 18, 2022 and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners and Management,” “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm."  Our Code of Business Conduct and Ethics can be found on our website www.cnfrh.com.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	62
	Consolidated Balance Sheets – December 31, 2021 and 2020	65
	Consolidated Statements of Operations – For Years Ended December 31, 2021, 2020, and 2019	66
	Consolidated Statements of Comprehensive Income (Loss) – For Years Ended December 31, 2021, 2020, and 2019	67
	Consolidated Statement of Changes in Shareholders’ Equity – For Years Ended December 31, 2021, 2020, and 2019	68
	Consolidated Statements of Cash Flows – For Years Ended December 31, 2021, 2020, and 2019	69
	Notes to Consolidated Financial Statements	70
2.	Financial Statement Schedules
	Schedule I – Summary of Investments Other Than Investments in Related Parties – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 3 ~ Investments
	Schedule II – Condensed Financial Information of Registrant	99
	Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 18 ~ Segment Information
	Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto See Note 7 ~ Reinsurance
	Schedule V – Valuation and Qualifying Accounts	103
	Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements and notes thereto
3.	Exhibits – The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Form 10-K	104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Conifer Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Unpaid losses and loss adjustment expenses — Refer to Note 1 and Note 6 to the financial statements

Critical Audit Matter Description

Management’s estimate of the reserve for unpaid losses and loss adjustment expenses (LAE) relies on several key judgments, including (i) actuarial methods, (ii) relative weights given to these methods by line of business and accident year, and (iii) underlying actuarial assumptions.

Actuarial assumptions include (i) expected loss and LAE ratios and (ii) loss development factors applied to paid losses and case reserves to develop an incurred but not reported liability by line of business and accident year.  As of December 31, 2021, the unpaid losses and LAE reserve was $139.1 million. Various factors are considered by management in the estimate for the unpaid losses and LAE, including the Company's experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in laws and regulations, judicial decisions and economic conditions.  Management uses a combination of actuarial methods to project ultimate losses by line of business and by accident year.

We identified the reserves for unpaid losses and LAE as a critical audit matter because of the significant judgments made by management to develop their valuation.  This required a high degree of auditor subjectivity and judgment and increased audit effort, including the involvement of our actuarial specialists, when performing audit procedures to evaluate management’s selection of the actuarial methods, weights given to these methods by line of business and accident year, expected loss and LAE ratios, and loss development factors.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of unpaid losses and LAE included the following, among others:

•	We considered changes to the Company in the current year, including:
o	Changes to the nature of insurance policies written in the current year, such as changes in retentions, limits and types of insurance risks inherent in the policies.
o	Changes in the Company’s mix of business written, by state.
o

Changes in the Company’s operations, including those related to changes in claim handling practices, changes in case reserving practices, and pricing changes that could impact the predictability of the trends and patterns observed in the historical data.

•	We tested the completeness and accuracy of the underlying claims data used by the Company to develop its expected loss and LAE ratios and loss development factors.

•	With the assistance of our actuarial specialists, we evaluated the reasonableness of the recorded unpaid losses and LAE by:
o	Evaluating the actuarial methods and weights given to these methods by management to develop the estimate of the reserve for unpaid losses and LAE.
o	Developing an independent estimate of the reserve for unpaid losses and LAE, based on actuarial methodologies.
o	Performing a retrospective analysis of management’s estimated claims emergence in comparison to actual results.

Sale of Certain Agency Business — Refer to Note 2 to the financial statements

Critical Audit Matter Description

During 2021, the Company sold to Venture Agency Holdings, Inc. (“Venture”) the customer accounts and other related assets of a portion of its personal and commercial lines of business for the purchase price of $10 million (the “Venture Transaction”). The Company recognized an $8.9 million gain in connection with the Venture Transaction. In order to determine the value of the portion of the business sold, the Company obtained a third-party valuation based on a weighting of discounted cash flow and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple valuation methods. The valuation included significant estimates and assumptions related to (i) forecasted revenue and EBITDA and (ii) the selection of the EBITDA multiple and discount rate.

We identified the valuation of the Venture Transaction as a critical audit matter because of the significant estimates and assumptions made by management to estimate the fair value of the portion of the business sold and the related gain recognized.  The audit of the fair value of the Venture Transaction required a high degree of auditor subjectivity and judgment and increased audit effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to (i) forecasted revenue and EBITDA and (ii) the selection of the EBITDA multiple and discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Venture Transaction included the following, among others:

•	Tested the completeness and accuracy of the underlying data used by the Company to develop the forecasted financial information utilized in the valuation.
•	Evaluated the reasonableness of the Company’s forecasted financial information by benchmarking the Company’s forecasts of future revenues and EBITDA to the industry and peer companies.

•	Performed a sensitivity analysis of the key fair value assumptions impacting the discounted cash flow valuation method.
•	With the assistance of our fair valuation specialists, we evaluated:
o	the appropriateness of the valuation methods, the EBITDA multiple and the discount rate used in the third-party valuation.
o	the reasonableness of the recorded valuation of the portion of the business sold by performing an independent range of the valuation estimates.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 10, 2022

We have served as the Company's auditor since 2010.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2021	2020
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $150,732 and $149,954, respectively)	$149,783	$151,999
Equity securities, at fair value (cost of $10,972 and $16,912, respectively)	9,931	17,891
Short-term investments, at fair value	23,013	13,317
Total investments	182,727	183,207

Cash and cash equivalents	9,913	8,193
Premiums and agents' balances receivable, net	21,197	20,162
Receivable from Affiliate	5,784	8
Reinsurance recoverables on unpaid losses	40,344	24,218
Reinsurance recoverables on paid losses	1,347	2,138
Prepaid reinsurance premiums	8,301	1,316
Deferred policy acquisition costs	12,267	12,243
Other assets	8,524	10,112
Total assets	$290,404	$261,597
Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$139,085	$111,270
Unearned premiums	65,269	56,224
Reinsurance premium payable	5,318	—
Debt	33,564	40,997
Accounts payable and accrued expenses	6,665	8,693
Total liabilities	249,901	217,184

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,707,817 and 9,681,728 issued and outstanding, respectively)	92,692	92,486
Accumulated deficit	(50,079)	(48,985)
Accumulated other comprehensive income (loss)	(2,110)	912
Total shareholders' equity	40,503	44,413
Total liabilities and shareholders' equity	$290,404	$261,597

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue and Other Income
Gross earned premiums	$123,050	$106,614	$103,203
Ceded earned premiums	(24,248)	(17,511)	(14,114)
Net earned premiums	98,802	89,103	89,089
Net investment income	1,968	3,156	4,031
Net realized investment gains	2,878	8,126	1,196
Change in fair value of equity securities	(2,020)	228	(427)
Other gains	11,664	260	—
Other income	2,671	2,615	2,109
Total revenue and other income	115,963	103,488	95,998
Expenses
Losses and loss adjustment expenses, net	69,861	56,228	59,744
Policy acquisition costs	28,451	26,105	24,911
Operating expenses	16,509	18,468	17,582
Interest expense	2,852	2,925	2,882
Total expenses	117,673	103,726	105,119
Income (loss) before income taxes	(1,710)	(238)	(9,121)
Equity earnings in Affiliate, net of tax	824	839	386
Income tax expense (benefit)	208	6	(913)
Net income (loss)	$(1,094)	$595	$(7,822)

Net income (loss) per share, basic and diluted	$(0.11)	$0.06	$(0.88)

Weighted average common shares outstanding, basic and diluted	9,691,998	9,625,059	8,880,107

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(1,094)	$595	$(7,822)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(2,937)	1,589	3,725
Income tax expense (benefit)	—	—	824
Unrealized investment gains (losses), net of tax	(2,937)	1,589	2,901
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	85	1,166	(200)
Income tax expense (benefit)	—	—	—
Total reclassifications included in net income (loss), net of tax	85	1,166	(200)
Other comprehensive income (loss)	(3,022)	423	3,101
Total comprehensive income (loss)	$(4,116)	$1,018	$(4,721)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(dollars in thousands)

	No Par, Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity
Balances at January 1, 2020	9,592,861	$91,816	$(49,580)	$489	$42,725
Net income	—	—	595	—	595
Repurchase of common stock	(11,586)	(36)	—	—	(36)
Stock-based compensation expense	100,453	706	—	—	706
Other comprehensive income	—	—	—	423	423
Balances at December 31, 2020	9,681,728	$92,486	$(48,985)	$912	$44,413
Net income (loss)	—	—	(1,094)	—	(1,094)
Repurchase of common stock	(3,886)	(12)	—	—	(12)
Stock-based compensation expense	29,975	218	—	—	218
Other comprehensive income (loss)	—	—	—	(3,022)	(3,022)
Balances at December 31, 2021	9,707,817	$92,692	$(50,079)	$(2,110)	$40,503

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(1,094)	$595	$(7,822)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of agency business	(8,910)	—	—
Depreciation and amortization	423	437	453
Amortization of bond premium and discount, net	523	655	568
Net realized investment (gains) losses	(2,878)	(8,126)	(1,196)
Change in fair value of equity securities	2,020	(228)	427
Stock-based compensation expenses	218	706	959
Equity earnings in Affiliate, net of tax	(824)	(839)	(386)
PPP Loan forgiveness	(2,745)	0	0
Other	17	(262)	(824)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums, agents' balances and other receivables	(811)	311	4,348
Reinsurance recoverables	(15,335)	1,378	7,011
Prepaid reinsurance premiums	(6,985)	(66)	579
Other assets	925	571	(384)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	27,815	4,024	14,439
Unearned premiums	9,045	4,721	(1,349)
Reinsurance premiums payable	5,318	—	—
Accounts payable and other liabilities	(1,367)	(895)	(1,462)
Net cash provided by operating activities	5,355	2,982	15,361
Cash Flows From Investing Activities
Purchases of investments	(226,794)	(391,588)	(157,235)
Proceeds from maturities and redemptions of investments	25,834	23,403	22,401
Proceeds from sales of investments	198,408	360,926	109,882
Proceeds from sale of agency business	4,000	—	—
Dividends from Affiliate	1,000	—	—
Other purchases	(1,071)	(78)	(61)
Net cash provided by (used in) investing activities	1,377	(7,337)	(25,013)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	—	5,000
Repurchase of common stock	(12)	(36)	(676)
Borrowings under debt arrangements	3,000	5,745	2,100
Repayment of borrowings under debt arrangements	(8,000)	(625)	(100)
Net cash provided by (used in) financing activities	(5,012)	5,084	6,324
Net increase (decrease) in cash	1,720	729	(3,328)
Cash at beginning of period	8,193	7,464	10,792
Cash at end of period	$9,913	$8,193	$7,464
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,883	$2,586	$2,547
Increase in note receivable from sale of agency business	$6,000	$—	$—
Income taxes paid (refunded), net	163	(82)	35

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

Lease Accounting

The Company accounts for leases under FASB Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which required the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be amortized over the lease term with expense recognized on a straight-line basis and all cash flows included in the operating section of the consolidated statement of cash flows. We do not have any financing leases. Our operating leases consist primarily of real estate utilized in the operation of our businesses with lease terms ranging from 5 to 10 years. Management has determined the appropriate discount rate to use in calculating the right-to-use asset and lease liability is 6.75%. The Company records a right-of-use asset and lease liabilities included in Other Assets and Other Liabilities in the Consolidated Balance Sheets.  As of December 31, 2021, the Company had a right-of-use asset of $1.4 million, and lease liabilities of $1.5 million.

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

As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

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

Accounting Guidance Not Yet Adopted

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848).  This guidance provides optional expedients and exceptions that are intended to ease the burden of updating contracts to contain a new reference rate due to the discontinuation of the London Inter-Bank Offered Rate (LIBOR).  This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. Management does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

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

The purchase price was $10.0 million of which $1.0 million was paid in cash on June 30, 2021, and $9.0 million was in the form of two promissory notes (one for $6.0 million and one for $3.0 million). Both notes require interest-only quarterly payments at a per annum rate of 7.0%, with a five-year maturity. There are no prepayment penalties. On December 14, 2021, Venture paid off the $3.0 million note.

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

3. Investments

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at December 31, 2021 and 2020 were as follows (dollars in thousands):

	December 31, 2021
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$20,723	$74	$(77)	$20,720
State and local government	30,063	555	(189)	30,429
Corporate debt	30,808	88	(550)	30,346
Asset-backed securities	28,652	10	(224)	28,438
Mortgage-backed securities	33,178	105	(762)	32,521
Commercial mortgage-backed securities	1,659	31	—	1,690
Collateralized mortgage obligations	5,649	35	(45)	5,639
Total debt securities available for sale	$150,732	$898	$(1,847)	$149,783

	December 31, 2020
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$30,743	$225	$(1)	$30,967
State and local government	32,253	1,040	(28)	33,265
Corporate debt	19,015	311	(23)	19,303
Asset-backed securities	20,987	49	(73)	20,963
Mortgage-backed securities	38,512	345	(3)	38,854
Commercial mortgage-backed securities	2,083	65	(22)	2,126
Collateralized mortgage obligations	6,361	161	(1)	6,521
Total debt securities available for sale	$149,954	$2,196	$(151)	$151,999

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2021
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	6	$10,323	$(47)	1	$4,728	$(30)	7	$15,051	$(77)
State and local government	41	8,875	(172)	4	446	(17)	45	9,321	(189)
Corporate debt	41	22,748	(505)	1	705	(45)	42	23,453	(550)
Asset-backed securities	24	24,305	(219)	2	1,893	(5)	26	26,198	(224)
Mortgage-backed securities	12	27,034	(762)	-	-	-	12	27,034	(762)
Commercial mortgage -backed securities	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	10	2,638	(45)	2	29	-	12	2,667	(45)
Total debt securities available for sale	134	95,923	(1,750)	10	7,801	(97)	144	103,724	(1,847)

	December 31, 2020
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	2	$6,764	$(1)	—	$—	$—	2	$6,764	$(1)
State and local government	16	3,905	(28)	—	—	—	16	3,905	(28)
Corporate debt	2	1,051	(23)	—	—	—	2	1,051	(23)
Asset-backed securities	7	6,050	(34)	11	6,551	(39)	18	12,601	(73)
Mortgage-backed securities	2	1,652	(3)	—	—	—	2	1,652	(3)
Commercial mortgage -backed securities	1	899	(22)	—	—	—	1	899	(22)
Collateralized mortgage obligations	2	195	(1)	—	—	—	2	195	(1)
Total debt securities available for sale	32	$20,516	$(112)	11	$6,551	$(39)	43	$27,067	$(151)

The Company analyzed its investment portfolio in accordance with its OTTI review procedures and determined the Company did not need to record a credit-related OTTI loss, nor recognize a non credit-related OTTI loss in other comprehensive income for the years ended December 31, 2021, 2020, and 2019.

The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2021	2020	2019
Debt securities	$2,217	$3,213	$3,476
Equity securities	194	220	352
Cash, cash equivalents, and short-term investments	2	138	487
Total investment income	2,413	3,571	4,315
Investment expenses	(445)	(415)	(284)
Net investment income	$1,968	$3,156	$4,031

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt securities and equity securities, as follows (dollars in thousands):

	December 31,
	2021	2020	2019
Debt securities:
Gross realized gains	$63	$4,646	$269
Gross realized losses	(6)	(8)	(54)
Total debt securities	57	4,638	215
Equity securities:
Gross realized gains	4,605	4,854	1,020
Gross realized losses	(1,784)	(1,366)	(39)
Total equity securities	2,821	3,488	981
Total net realized investment gains	$2,878	$8,126	$1,196

Proceeds from the sales of available-for-sale securities were $31.7 million, $101.2 million and $33.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.  The gross realized gains from sales of available-for-sale securities for the years ended December 31, 2021, 2020, and 2019 were $27,000, $4.6 million, and $274,000, respectively.  The gross realized losses from sales of available-for-sale securities for the years ended December 31, 2021, 2020, and 2019 were $6,000, $0, and $53,000, respectively.

As of December 31, 2021, 2020, and 2019 there were $1.0 million, $1.7 million, and $2.1 million of payables from securities purchased, respectively.  As of December 31, 2021, 2020, and 2019 there were $523,000, $809,000, and $6,000 of receivables from securities sold, respectively.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There was no impairment or observable changes in price recorded during 2021 related to the Company's equity securities without readily determinable fair value.  These investments are a component of Other Assets in the Consolidated Balance Sheets.  The value of these investments as of December 31, 2021 were $1.2 million.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2021.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,029	$13,046
Due after one year through five years	28,582	28,622
Due after five years through ten years	22,984	22,727
Due after ten years	16,999	17,100
Securities with contractual maturities	81,594	81,495
Asset-backed securities	28,652	28,438
Mortgage-backed securities	33,178	32,521
Commercial mortgage-backed securities	1,659	1,690
Collateralized mortgage obligations	5,649	5,639
Total debt securities	$150,732	$149,783

At December 31, 2021 and 2020, the Insurance Companies Subsidiaries had an aggregate of $8.5 million and $8.8 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At December 31, 2021 and 2020, the Company had $76.1 million and $67.6 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$20,720	$—	$20,720	$—
State and local government	30,429	—	30,429	—
Corporate debt	30,346	—	30,346	—
Asset-backed securities	28,438	—	28,438	—
Mortgage-backed securities	32,521	—	32,521	—
Commercial mortgage-backed securities	1,690	—	1,690	—
Collateralized mortgage obligations	5,639	—	5,639	—
Total debt securities	149,783	—	149,783	—
Equity Securities	9,437	9,154	283	—
Short-term investments	23,013	23,013	—	—
Total marketable investments measured at fair value	$182,233	$32,167	$150,066	$—
Investments measured at NAV:
Investment in limited partnership	494
Total assets measured at fair value	$182,727
Liabilities:
Senior Unsecured Notes *	$24,118	$—	$24,118	$—
Subordinated Notes *	11,704	—	—	11,704
Total Liabilities measured at fair value	$35,822	$—	$24,118	$11,704

*  Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

	December 31, 2020
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$30,967	$—	$30,967	$—
State and local government	33,265	—	33,265	—
Corporate debt	19,303	—	19,303	—
Asset-backed securities	20,963	—	20,963	—
Mortgage-backed securities	38,854	—	38,854	—
Commercial mortgage-backed securities	2,126	—	2,126	—
Collateralized mortgage obligations	6,521	—	6,521	—
Total debt securities	151,999	—	151,999	—
Equity Securities	17,336	17,053	283	—
Short-term investments	13,317	13,317	—	—
Total marketable investments measured at fair value	$182,652	$30,370	$152,282	$—
Investments measured at NAV:
Investment in limited partnership	555
Total assets measured at fair value	$183,207
Liabilities:
Senior Unsecured Notes *	$20,675	$—	$20,675	$—
Subordinated Notes *	11,616	—	—	11,616
Line of credit *	5,000	—	5,000	—
Paycheck Protection Program loan *	2,745	—	2,745	—
Total Liabilities measured at fair value	$40,036	$—	$28,420	$11,616

*  Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 17.6% of the fair value of the total investment portfolio as of December 31, 2021.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information.  The third party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 82.1% of the fair value of the total investment portfolio as of December 31, 2021.

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

As of December 31, 2021 and 2020, Level 3 liabilities are entirely comprised of the Company's Subordinated Notes.  In determining the fair value of the Subordinated Notes outstanding at December 31, 2021 and 2020, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the December 31, 2021 and 2020, U.S. Treasury rates, respectively.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

5. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2021, 2020, and 2019.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of period	$12,243	$11,906	$12,011
Deferred policy acquisition costs	28,475	26,442	24,806
Amortization of policy acquisition costs	(28,451)	(26,105)	(24,911)
Net change	24	337	(105)
Balance at end of period	$12,267	$12,243	$11,906

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

The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated (dollars in thousands):

	December 31,
	2021	2020	2019
Gross reserves - beginning of period	$111,270	$107,246	$92,807
Less: reinsurance recoverables on unpaid losses	24,218	22,579	29,685
Plus: deferred gain on ADC	—	—	(5,677)
Net reserves - beginning of period	87,052	84,667	68,799
Add: incurred losses and loss adjustment expenses, net of reinsurance
Current period	50,429	40,634	49,192
Prior period	19,432	15,594	10,552
Total net incurred losses and loss adjustment expenses	69,861	56,228	59,744
Deduct: loss and loss adjustment expense payments, net of reinsurance
Current period	18,984	13,599	14,357
Prior period	39,188	40,244	29,519
Total net loss and loss adjustment expense payments	58,172	53,843	43,876
Net reserves - end of period	98,741	87,052	84,667
Plus: reinsurance recoverables on unpaid losses	40,344	24,218	22,579
Less: deferred gain on ADC	—	—	—
Gross reserves - end of period	$139,085	$111,270	$107,246

There was $19.4 million, $15.6 million, and $10.6 million of adverse development on prior accident year reserves in 2021, 2020 and 2019, respectively.  There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2021, 2020 or 2019.

       In 2021, the adverse development consisted of $18.5 million from commercial lines and $957,000 from personal lines. Of the $18.5 million of adverse development in commercial lines, the Company experienced $12.0 million and $6.5 million of adverse development in its hospitality and small business lines of business, respectively.

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

On September 28, 2017, the Company entered into an ADC reinsurance agreement to cover loss development of up to $17.5 million in excess of stated reserves as of June 30, 2017, for accident years 2005 through 2016.  The agreement attached when net losses exceeded $1.4 million of the $36.6 million carried reserves at June 30, 2017, and extended to $19.5 million in coverage up to $57.5 million.  The Company retained a 10% co-participation for any development in excess of the retention.  As of December 31, 2019, the deferred gain from the ADC was fully utilized.

Loss Development Tables

The following tables represent cumulative incurred loss and allocated loss adjustment expenses ("ALAE"), net of reinsurance, by accident year and cumulative paid loss and ALAE, net of reinsurance, by accident year, for the years ended December 31, 2012 to 2021, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2021, by reportable segment and accident year (dollars in thousands).

Commercial Lines
		Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident
Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	2021	2021
2012	7,745	6,421	6,288	6,384	6,253	6,190	6,209	6,209	6,245	6,255	—	571
2013		10,018	9,435	9,893	10,237	11,252	11,218	11,624	11,804	11,867	40	612
2014			19,709	19,907	22,711	26,367	28,145	28,766	29,045	29,175	125	1,753
2015				22,442	26,633	31,861	34,478	36,372	37,795	38,824	293	2,361
2016					32,396	34,935	40,440	44,355	46,089	46,993	620	3,556
2017						44,251	44,495	49,749	51,883	55,589	1,451	5,828
2018							42,624	42,432	49,741	55,261	1,901	6,113
2019								41,286	42,129	46,329	3,640	6,288
2020									33,867	35,328	7,268	3,782
2021										40,388	16,483	2,559
									Total	$366,009	$31,821

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident
Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	2,325	3,703	4,696	5,558	5,994	6,065	6,209	6,209	6,245	6,246
2013		3,979	6,211	7,643	8,622	10,147	10,650	11,137	11,620	11,702
2014			8,715	13,977	17,458	22,446	25,609	27,544	28,389	28,648
2015				10,470	17,817	22,549	30,475	34,497	35,833	37,563
2016					10,255	19,135	27,785	37,967	41,945	43,644
2017						12,448	23,020	34,205	42,308	47,148
2018							10,375	19,799	31,633	41,577
2019								10,078	20,462	28,958
2020									10,217	17,332
2021										12,870
									Total	$275,688

	Unpaid losses and ALAE, years 2012 through 2021									$90,321
	Unpaid losses and ALAE, prior to 2012 *									141
	Unpaid losses and ALAE, net of reinsurance									$90,462

*  Presented as unaudited required supplementary information.

Personal Lines
		Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident			For the years ended December 31,
Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	2021	2021
2012	9,960	11,690	11,740	12,159	12,390	12,365	12,357	12,369	12,382	12,450	—	3,339
2013		18,034	17,996	18,925	19,138	19,167	19,202	19,222	19,226	19,227	—	5,208
2014			17,951	17,471	17,735	17,880	17,929	18,082	18,095	18,097	—	3,737
2015				10,877	13,445	14,721	15,285	15,364	15,427	15,427	—	2,152
2016					11,619	13,418	14,949	15,550	15,655	15,634	—	1,814
2017						14,058	13,550	14,493	14,793	14,911	—	2,916
2018							5,893	6,378	6,283	6,382	—	802
2019								3,099	2,712	2,898	—	341
2020									2,339	2,590	107	365
2021										4,409	774	534
									Total	$112,025	$881

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident			For the years ended December 31,
Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	5,665	9,251	10,844	11,777	12,202	12,306	12,329	12,349	12,382	12,450
2013		9,955	15,883	18,052	18,600	19,014	19,174	19,214	19,222	19,227
2014			12,819	16,515	17,260	17,746	17,855	18,047	18,068	18,070
2015				7,771	11,873	13,844	15,159	15,250	15,290	15,416
2016					7,119	11,238	14,442	15,110	15,351	15,452
2017						8,320	12,944	14,004	14,526	14,866
2018							4,296	5,618	6,100	6,242
2019								2,119	2,604	2,692
2020									1,307	2,455
2021										3,022
									Total	$109,892

	Unpaid losses and ALAE, years 2012 through 2021									$2,133
	Unpaid losses and ALAE, prior to 2012 *									—
	Unpaid losses and ALAE, net of reinsurance									$2,133

*  Presented as unaudited required supplementary information.

Total Lines
Incurred loss and allocated loss adjustment expenses, net of reinsurance											Total IBNR	Cumulative number of reported claims
Accident	For the years ended December 31,
Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	2021	2021
2012	17,705	18,111	18,028	18,544	18,642	18,554	18,566	18,578	18,627	18,705	—	3,910
2013		28,052	27,431	28,817	29,375	30,419	30,420	30,846	31,030	31,094	40	5,820
2014			37,660	37,378	40,446	44,247	46,074	46,848	47,140	47,272	125	5,490
2015				33,319	40,078	46,581	49,763	51,736	53,222	54,251	293	4,513
2016					44,015	48,353	55,389	59,905	61,744	62,627	620	5,370
2017						58,309	58,045	64,242	66,676	70,500	1,451	8,744
2018							48,517	48,810	56,024	61,643	1,901	6,915
2019								44,385	44,841	49,227	3,640	6,629
2020									36,206	37,918	7,375	4,147
2021										44,797	17,257	3,093
									Total	478,034	32,702

Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident		For the years ended December 31,
Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	7,990	12,954	15,540	17,335	18,195	18,369	18,538	18,558	18,627	18,696
2013		13,934	22,094	25,695	27,223	29,162	29,824	30,351	30,842	30,929
2014			21,534	30,492	34,718	40,192	43,464	45,591	46,457	46,718
2015				18,241	29,690	36,393	45,634	49,747	51,123	52,979
2016					17,374	30,373	42,227	53,077	57,296	59,096
2017						20,768	35,964	48,209	56,834	62,014
2018							14,671	25,417	37,733	47,819
2019								12,197	23,066	31,650
2020									11,524	19,787
2021										15,892
									Total	$385,580

	Unpaid losses and ALAE, years 2012 through 2021									$92,454
	Unpaid losses and ALAE, prior to 2012 *									$141
	Unpaid losses and ALAE, net of reinsurance									$92,595

*  Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2021, by reportable segment (dollars in thousands).

December 31, 2021
Net unpaid losses claims and ALAE
Commercial Lines	$90,462
Personal Lines	2,133
Total unpaid losses and LAE, net of reinsurance	92,595
Reinsurance recoverable on losses and LAE
Commercial Lines	38,584
Personal Lines	1,760
Total reinsurance recoverable on unpaid losses and LAE	40,344
ULAE expense	6,146
Total gross unpaid losses and LAE	$139,085

Loss Duration Disclosure (unaudited)

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance, for each reportable segment.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10+
Commercial Lines	40.6%	26.4%	17.2%	8.5%	4.1%	2.3%	0.6%	0.2%	0.1%	0.0%
Personal Lines	47.6%	23.5%	15.6%	11.9%	1.0%	0.3%	0.0%	0.1%	0.0%	0.0%
Total Lines	40.8%	26.3%	17.1%	8.6%	4.0%	2.3%	0.6%	0.2%	0.1%	0.0%

7. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.  The Company primarily ceded all specific commercial liability risks in excess of $400,000 in 2021, 2020, and 2019. The Company ceded specific commercial property risks in excess of $200,000 in 2021. The Company ceded 40% of specific commercial property risks in excess of $400,000 and 60% in excess of $300,000 in both 2020 and 2019.  The Company ceded homeowners specific risks in excess of $300,000 in 2021, 2020, and 2019.

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

The Company receives a ceding commission on its quota share treaties. Effective December 31, 2021, the Company entered into a new specific commercial liability treaty, which includes a 40% ceding commission. This resulted in $1.8 million of ceding commission, which is deferred until the related premiums are earned.

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

Casualty Clash

•

Effective January 1, 2019 through December 31, 2021, the Company was party to a workers' compensation and casualty clash reinsurance treaty with a limit of $19.0 million in excess of a $1.0 million retention.  Effective January 1, 2021 through December 31, 2021, the Company ceded 87.0% of its casualty clash risks with a limit of $10.0 million in excess of a $20.0 million retention.  Clash coverage is a type of reinsurance that provides additional coverage in the event that one casualty loss event results in two or more claims and recovery under the reinsurance treaties may otherwise be limited due to the amount, type or number of claims.  Clash reinsurance further protects the balance sheet as it reduces the potential maximum loss on either a single risk or a large number of risks.

Facultative

•	The Company was party to a facultative reinsurance agreement with a large reinsurer for property risks with total insured values above the other reinsurance treaty limits.

Liability

•	Effective January 1, 2019 through December 31, 2021, the Company was party to an excess of loss reinsurance treaty for commercial liability coverage with a limit of $600,000 in excess of $400,000.

Property

•

Effective January 1, 2020 through December 31, 2021, the Company was party to an excess of loss reinsurance treaty for personal property coverage with a limit of $1.7 million in excess of $300,000, for homeowners' and dwelling fire business.

•

Effective November 1, 2014 through December 31, 2019, the Company was party to an excess of loss reinsurance treaty for personal property coverage with a limit of $2.7 million in excess of $300,000, for homeowners' and dwelling fire business.

•	Effective January 1, 2021 through December 31, 2021, the Company was party to an excess of loss reinsurance treaty for commercial property coverage with a limit of $7.8 million in excess of $200,000.
•	Effective January 1, 2020 through December 31, 2020, the Company was party to an excess of loss reinsurance treaty for commercial property coverage with a limit of $7.7 million in excess of $300,000.
•	Effective January 1, 2019 through December 31, 2019, the Company was party to an excess of loss reinsurance treaty for commercial property coverage with a limit of $3.7 million in excess of $300,000.
•	At December 31, 2021, the Company was covered for property catastrophe losses up to $28.0 million in excess of a $2.0 million retention for the first event. This treaty terminates on June 1, 2022.
•	At December 31, 2020, the Company was covered for property catastrophe losses up to $28.0 million in excess of a $2.0 million retention for the first event. This treaty terminated on June 1, 2021.
•	At December 31, 2019, the Company was covered for property catastrophe losses up to $28.0 million in excess of a $2.0 million retention for the first event. The treaty terminated on June 1, 2020.

Multiple Line

•

Effective January 1, 2019 through December 31, 2021, the Company was party to a multi-line excess of loss treaty that covers commercial property and casualty losses up to $600,000 in excess of a $400,000 retention.

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

The Company assumed $34.3 million, $28.9 million, and $33.5 million of written premiums under the insurance fronting arrangements for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands). The 2021, 2020 and 2019 ceded written and earned premium amounts include $86,000, $195,000 and $495,000 of reinsurance reinstatement costs relating to Hurricane Irma, respectively.  In 2021, ceded written and earned amounts include $340,000 of reinsurance reinstatement costs relating to Winter Storm Uri.

	Year Ended December 31,
	2021	2020	2019
Written premiums:
Direct	$97,801	$82,430	$68,394
Assumed	34,294	28,905	33,459
Ceded	(30,666)	(18,395)	(14,129)
Net written premiums	$101,429	$92,940	$87,724

Earned premiums:
Direct	$91,943	$75,130	$70,911
Assumed	31,107	31,484	32,292
Ceded	(24,248)	(17,511)	(14,114)
Net earned premiums	$98,802	$89,103	$89,089

Loss and loss adjustment expenses:
Direct	$71,021	$48,780	$66,256
Assumed	25,740	24,429	25,510
Ceded	(26,900)	(16,981)	(32,022)
Net loss and LAE	$69,861	$56,228	$59,744

8. Debt

As of December 31, 2021, the Company’s debt is comprised of three instruments: $24.4 million of publicly traded senior unsecured notes which were issued in 2018, a $10.0 million line of credit which commenced in June 2018, and $10.5 million of privately placed Subordinated Notes.  A summary of the Company's outstanding debt is as follows (dollars in thousands):

	December 31,
	2021	2020
Senior unsecured notes	$23,926	$23,665
Subordinated notes	9,638	9,587
Line of credit	—	5,000
Paycheck Protection Program loan	—	2,745
Total	$33,564	$40,997
*	The PPP loan was embedded into the line of credit facility. See below.

Senior unsecured notes

The Company issued $25.3 million of Notes in 2018.  The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

The Company did not repurchase any of the Notes during 2021. The Company repurchased 36,761 units of the Notes in the public market during 2020 with a face value of $919,000.  The Notes were repurchased at a discount to face value, which resulted in a $260,000 gain on extinguishment in 2020.  This gain was reflected in the Consolidated Statement of Operations as Other gains.

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

As of December 31, 2021, the carrying value of the Notes and Subordinated Notes are offset by $455,000 and $862,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios.  At December 31, 2021, the Company was in compliance with all of its financial debt covenants.

Line of credit

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at LIBOR plus 2.75% per annum, payable monthly.  The agreement includes several financial debt covenants, including a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of December 31, 2021, the Company had no outstanding balance on the Company’s line of credit (including the PPP loan described below) and was in compliance with all of its financial debt covenants.  On June 18, 2021, the line of credit was renewed with a maturity of December 1, 2022.

Paycheck Protection Program loan

On April 24, 2020, the Company received a $2.7 million loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration (“SBA”). The Company received notice from the SBA that the loan was 100% forgiven, including accrued interest, on July 8, 2021. This resulted in a $2.8 million gain that is included in Other Gains on the Consolidated Statement of Operations.

9.  Income Taxes

At December 31, 2021, the Company had current income tax payable of $34,000 included in other assets in the consolidated balance sheets. At December 31, 2020, the Company had current income tax receivable of $9,000 included in other assets in the consolidated balance sheets.

The income tax expense (benefit) is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax expense (benefit)	$208	$6	$27
Deferred tax expense (benefit)	—	—	(940)
Total income tax expense (benefit)	$208	$6	$(913)

The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2021, 2020 and 2019 to pretax income as a result of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Income (loss) before income taxes	$(1,710)	$(238)	$(9,121)
Statutory U.S. federal income tax rate	(359)	(50)	(1,915)
State income taxes, net of federal benefit	174	44	(230)
Tax‑exempt investment income and dividend received deduction	(40)	(50)	(79)
Nondeductible meals and entertainment	33	23	38
Valuation allowance on deferred tax assets	676	(205)	966
Equity-earnings from Affiliate	170	88	81
PPP Loan forgiveness	(578)	—	—
Other	132	156	227
Income tax expense (benefit)	$208	$6	$(913)
Effective tax rate	(12.2)%	(2.6)%	10.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$1,555	$1,359
Unearned premiums	2,561	2,436
Net operating loss carryforwards	12,544	12,443
Net unrealized losses on investments	418	—
State net operating loss carryforwards	822	837
Other	102	132
Gross deferred tax assets	18,002	17,207
Less valuation allowance	(14,594)	(13,292)
Total deferred tax assets, net of allowance	3,408	3,915
Deferred tax liabilities:
Investment basis difference	15	30
Tax rate change transition discounting	183	229
Equity investment in Affiliate	470	278
Net unrealized gains on investments	—	636
Deferred policy acquisition costs	2,576	2,571
Intangible assets	115	115
Property and equipment	47	52
Other	2	4
Total deferred tax liabilities	3,408	3,915
Net deferred tax liability	$—	$—

The net deferred tax liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

As of December 31, 2021, the Company has NOL carryforwards for federal income tax purposes of $59.7 million, of which $49.8 million expire in tax years 2028 through 2041 and $9.9 million never expire. Of this amount, $12.8 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code.  The Company has state net operating loss carryforwards of $17.0 million, which expire in tax years 2022 through 2041.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740.  A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2021.  Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.

Based on its evaluation, the Company has recorded a valuation allowance of $14.6 million and $13.3 million at December 31, 2021 and 2020, respectively, to reduce the deferred tax assets to an amount that is more likely than not to be realized based on the provisions in ASC 740.  The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.

The Company files consolidated federal income tax returns.  For the years before 2018, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2018 to the extent the Company utilized tax attributes carried forward from those prior years.  The statute of limitations on state filings is generally three to four years.

10.  Statutory Financial Data, Risk-Based Capital and Dividend Restrictions

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

Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries.  As of December 31, 2021, 2020 and 2019, the Insurance Company Subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.

Summarized 2021, 2020 and 2019 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands).

	CIC	WPIC
2021
Statutory capital and surplus	$50,194	$23,603
RBC authorized control level	15,868	5,331
Statutory net income (loss)	(9,161)	(614)
RBC %	316%	443%

	CIC	WPIC
2020
Statutory capital and surplus	$49,271	$24,723
RBC authorized control level	14,221	4,547
Statutory net income (loss)	2,059	1,024
RBC %	346%	544%

	CIC	WPIC
2019
Statutory capital and surplus	$46,206	$23,261
RBC authorized control level	12,868	4,266
Statutory net income (loss)	(3,627)	(3,652)
RBC %	359%	545%

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

11. Shareholders’ Equity

Common Stock

In June 2019, the Company issued $5.0 million of common equity through a private placement for 1,176,471 shares priced at $4.25 per share. The participants in the private placement consisted of members of the Company's Board of Directors. The Company used the proceeds for growth capital in the Company's specialty core business segments.

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock.  Shares may be purchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time, at the discretion of the Company.  The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met.  Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market.  The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions.  The repurchase program does not include specific price targets or timetables. The Company did not repurchase any shares of stock for the year ended December 31, 2021 related to the stock repurchase program. For the year ended December 31, 2020, the Company had repurchased 2,398 shares of stock valued at approximately $8,000 related to the stock repurchase program. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

For the year ended December 31, 2021, the Company repurchased 3,886 shares of stock valued at approximately $12,000 related to the vesting of the Company’s restricted stock units.  For the year ended December 31, 2020, the Company repurchased 9,188 shares of stock valued at approximately $28,000 related to the vesting of the Company’s restricted stock units.  Upon the repurchase of the Company’s shares, the shares remain authorized, but not issued or outstanding.

As of December 31, 2021 and 2020, the Company had 9,707,817 and 9,681,728 issued and outstanding shares of common stock, respectively.

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

12. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$912	$489
Other comprehensive income (loss) before reclassifications	(2,937)	1,589
Less: amounts reclassified from accumulated other comprehensive income (loss)	85	1,166
Net current period other comprehensive income (loss)	(3,022)	423
Balance at end of period	$(2,110)	$912

13. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(1,094)	$595	$(7,822)
Weighted average common shares, basic and diluted*	9,691,998	9,625,059	8,880,107
Earnings (loss) per share, basic and diluted	(0.11)	$0.06	$(0.88)

*  The non-vested shares of the restricted stock units and stock options were anti-dilutive as of December 31, 2021, 2020, and 2019.  Therefore, the non-vested shares are excluded from earnings (loss) per share for the years ended December 31, 2021, 2020, and 2019.

14. Stock-based Compensation

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

In 2015, 2016, and 2018, the Company issued 390,352, 111,281 and 70,000, respectively, of restricted stock units (“RSUs”) to various employees to be settled in shares of common stock, which were valued at $4.1 million, $909,000, and $404,000, respectively, on the dates of grant. The Company recorded $166,000, $677,000, and $959,000 of compensation expense related to the RSUs for the years ended December 31, 2021, 2020, and 2019, respectively. There were 19,000 unvested RSUs as of December 31, 2021, which will generate an estimated future expense of $73,000.

The Company recorded $52,000 and $29,000 of compensation expense for the year ended December 31, 2021, and 2020, respectively, related to the stock options granted on June 30, 2020. There were 204,000 options outstanding and unvested as of December 31, 2021, which will generate an estimated future expense of $185,000.

15. Related Party Transactions

The Company employs Nicholas J. Petcoff as its Executive Vice President and a director. The Company employed Andrew D. Petcoff as its Senior Vice President of Personal Lines and as President of SIA, until June 30, 2021. The Company’s employment of Andrew D. Petcoff ended as the result of the Venture Transaction. See Note 2 ~ Sale of Certain Agency Business for additional details.  Andrew D. Petcoff remains a director of the Company and is now employed by Venture Agency Holdings, Inc. as its Chief Operations Officer. Nicholas J. Petcoff has been employed with the Company since 2009. Andrew D. Petcoff had formerly been employed with the Company since 2009.  They are the sons of the Company's Chairman and Chief Executive Officer, James G. Petcoff.

The Company employed B. Matthew Petcoff as Vice President of SIA until June 30, 2021. B. Matthew Petcoff is the brother of the Chairman and Chief Executive Officer, James G. Petcoff. The Company also employed Hilary Petcoff as its Vice President of Enterprise Risk Management until June 30, 2021. Ms. Petcoff is the daughter of the Company’s Chairman and Chief Executive Officer, James G. Petcoff. B. Matthew Petcoff and Hilary Petcoff are now employees of Venture Agency Holdings, Inc. as a result of the Venture Transaction.

16. Employee Benefit Plans

The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees.  Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to

100% of their compensation on a pre‑tax or post-tax basis, subject to statutory limits.  The Company will match the employees’ contributions up to the first 4% of their compensation.  The Company’s Plan expense amounted to $508,000, $508,000 and $501,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Commitments

The Company is party to an agreement with an unaffiliated company to provide a policy administration, billing, and claims system for the Company.  The scope of work and fee structure has changed over time.  Currently, the agreement requires a minimum monthly payment of $30,000 with a fee schedule that is scalable with the premium volume, and expires on November 1, 2026.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities.  The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents.  All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California.  For the years ended December 31, 2021, 2020, and 2019, gross written premiums attributable to these four states were 50.6%, 49.6%, and  50.7% respectively, of the Company’s total gross written premiums.

The following table summarizes our net earned premiums:

	Net Earned Premium
	2021	2020	2019
Commercial	89%	92%	94%
Personal	11%	8%	6%
Total	100%	100%	100%

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

The following tables present information by reportable segment (dollars in thousands):

Year Ended December 31, 2021	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$117,075	$15,020	$132,095	$—	$—	$—	$132,095

Net written premiums	$87,307	$14,122	$101,429	$—	$—	$—	$101,429

Net earned premiums	$87,759	$11,043	$98,802	$—	$—	$—	$98,802
Other income	215	143	358	5,848	365	(3,900)	2,671
Segment revenue	87,974	11,186	99,160	5,848	365	(3,900)	101,473

Loss and loss adjustment expenses, net	63,868	5,993	69,861	—	—	—	69,861
Policy acquisition costs	25,687	3,307	28,994	3,727	—	(4,270)	28,451
Operating expenses	11,648	1,357	13,005	2,382	1,122	—	16,509
Segment expenses	101,203	10,657	111,860	6,109	1,122	(4,270)	114,821

Segment underwriting gain (loss)	(13,229)	529	(12,700)	(261)	(757)	370	(13,348)
Net investment income					1,968		1,968
Net realized investment gains					2,878		2,878
Change in fair value of equity securities					(2,020)		(2,020)
Other gains					11,664		11,664
Interest expense					(2,852)		(2,852)
Income (loss) before income taxes	$(13,229)	$529	$(12,700)	$(261)	$10,881	$370	$(1,710)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$10,619	$2,075				$(427)	$12,267
Unearned premiums	57,491	7,778					65,269
Unpaid losses and loss adjustment expenses	135,084	4,001					139,085

Year Ended December 31, 2020	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$102,763	$8,572	$111,335	$—	$—	$—	$111,335

Net written premiums	$85,385	$7,555	$92,940	$—	$—	$—	$92,940

Net earned premiums	$82,409	$6,694	$89,103	$—	$—	$—	$89,103
Other income	242	150	392	7,571	245	(5,593)	2,615
Segment revenue	82,651	6,844	89,495	7,571	245	(5,593)	91,718

Loss and loss adjustment expenses, net	53,263	2,965	56,228	—	—	—	56,228
Policy acquisition costs	25,051	2,044	27,095	4,938	—	(5,928)	26,105
Operating expenses	12,644	1,069	13,713	3,107	1,648	—	18,468
Segment expenses	90,958	6,078	97,036	8,045	1,648	(5,928)	100,801

Segment underwriting gain (loss)	(8,307)	766	(7,541)	(474)	(1,403)	$335	(9,083)
Net investment income					3,156		3,156
Net realized investment gains					8,126		8,126
Change in fair value of equity securities					228		228
Other gains					260		260
Interest expense					(2,925)		(2,925)
Income (loss) before income taxes	$(8,307)	$766	$(7,541)	$(474)	$7,442	$335	$(238)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$11,858	$1,183				$(798)	$12,243
Unearned premiums	51,535	4,689					56,224
Unpaid losses and loss adjustment expenses	106,662	4,608					111,270

Year Ended December 31, 2019	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$94,391	$7,462	$101,853	$—	$—	$—	$101,853

Net written premiums	$81,966	$5,758	$87,724	$—	$—	$—	$87,724

Net earned premiums	$83,858	$5,231	$89,089	$—	$—	$—	$89,089
Other income	216	143	359	9,073	224	(7,547)	2,109
Segment revenue	84,074	5,374	89,448	9,073	224	(7,547)	91,198

Loss and loss adjustment expenses, net	53,256	6,488	59,744	—	—	—	59,744
Policy acquisition costs	23,511	1,744	25,255	6,063	—	(6,407)	24,911
Operating expenses	12,881	1,233	14,114	2,180	1,288	—	17,582
Segment expenses	89,648	9,465	99,113	8,243	1,288	(6,407)	102,237

Segment underwriting gain (loss)	(5,574)	(4,091)	(9,665)	830	(1,064)	$(1,140)	(11,039)
Net investment income					4,031		4,031
Net realized investment gains					1,196		1,196
Change in fair value of equity securities					(427)		(427)
Interest expense					(2,882)		(2,882)
Income (loss) before income taxes	$(5,574)	$(4,091)	$(9,665)	$830	$854	$(1,140)	$(9,121)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$12,033	$1,007				$(1,134)	$11,906
Unearned premiums	47,674	3,829					51,503
Unpaid losses and loss adjustment expenses	101,850	5,396					107,246

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Balance Sheets – Parent Company Only

(dollars in thousands)

	December 31,
	2021	2020
Assets
Investment in subsidiaries	$79,511	$81,336
Cash	750	1,477
Due from subsidiaries	(7,055)	1,745
Due from Affiliate	220	—
Other assets	2,522	3,648
Total assets	$75,948	$88,206
Liabilities and Shareholders' Equity
Liabilities:
Debt	$33,564	$40,997
Other liabilities	1,881	2,796
Total liabilities	35,445	43,793
Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,681,728 and 9,592,861 issued and outstanding, respectively)	92,692	92,486
Accumulated deficit	(50,079)	(48,985)
Accumulated other comprehensive income (loss)	(2,110)	912
Total shareholders' equity	40,503	44,413
Total liabilities and shareholders' equity	$75,948	$88,206

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statements of Comprehensive Income (Loss) – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Revenue
Management fees from subsidiaries	$15,952	$12,527	$11,621
Other income	2,900	483	167
Total revenue	18,852	13,010	11,788
Expenses
Operating expenses	12,736	14,459	14,433
Interest expense	2,852	2,925	2,880
Total expenses	15,588	17,384	17,313
Income (loss) before equity in earnings (losses) of subsidiaries and income tax expense (benefit)	3,264	(4,374)	(5,525)
Income tax expense (benefit)	156	(813)	30
Income (loss) before equity earnings (losses) of subsidiaries	3,108	(3,561)	(5,555)
Equity earnings (losses) in subsidiaries	(4,202)	4,156	(2,267)
Net income (loss)	(1,094)	595	(7,822)
Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	(3,022)	423	3,101
Total Comprehensive income (loss)	$(4,116)	$1,018	$(4,721)

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(1,094)	$595	$(7,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	415	421	447
Equity in undistributed (income) loss of subsidiaries	4,202	(4,156)	2,267
Stock-based compensation expense	218	706	959
Other (gain) loss	(2,593)	(260)	—
Changes in operating assets and liabilities:
Due from subsidiaries	8,800	(852)	(490)
Due from Affiliate	(220)	214	231
Current income tax recoverable	—	539	21
Other assets	890	625	(3,098)
Other liabilities	(915)	(715)	2,954
Net cash provided by (used in) operating activities	9,703	(2,883)	(4,531)
Cash Flows From Investing Activities
Contributions to subsidiaries	(5,400)	(1,150)	(3,854)
Dividends received from subsidiaries	—	—	1,500
Purchases of investments	—	(79)	—
Purchases of property and equipment	(20)	—	(66)
Net cash provided by (used in) investing activities	(5,420)	(1,229)	(2,420)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	—	—	5,000
Repurchase of common stock	(12)	(36)	(676)
Borrowings under debt arrangements	3,000	5,745	2,000
Repayment of borrowings under debt arrangements	(8,000)	(625)	—
Stock and debt issuance costs	—	—	—
Net cash provided by financing activities	(5,012)	5,084	6,324
Net increase (decrease) in cash	(729)	972	(627)
Cash at beginning of period	1,478	506	1,133
Cash at end of period	$749	$1,478	$506
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,883	$2,586	$2,547

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

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

Dividends

The Parent received no cash dividends from its subsidiaries in 2021 and 2020, and received cash dividends from its subsidiaries of $1.5 million in 2019.  In 2021, the Parent received a $6.0 million non-cash dividend from one of its subsidiaries in the form of a promissory note from Affiliate, which the Parent subsequently contributed to one of the insurance subsidiaries.

2. Guarantees

The Parent has guaranteed the principal and interest obligations of a $10.0 million surplus note issued by Conifer Insurance Company to White Pine Insurance Company (both wholly owned subsidiaries). The note pays interest annually at a per annum rate of 4% and has no maturity.

Schedule V

Conifer Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Decrease to Other Comprehensive Income	Deductions from Allowance Account	Balance at End of Period
Valuation for Deferred Tax Assets
2021	13,292	676	626	—	14,594
2020	13,572	(205)	(75)	—	13,292
2019	12,606	966	—	—	13,572

CONIFER HOLDINGS, INC.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K	September 30, 2015	3.1	August 28, 2015

3.4	Amended and Restated Bylaws of Conifer Holdings, Inc.	S-1A	September 30, 2015	3.4	July 30, 2015

10.6	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated September 18, 2013, as amended	S-1		10.3	July 2, 2015

10.13	Employment agreements - Nicholas J. Petcoff, James G. Petcoff Andrew D. Petcoff, Brian J. Roney	10-K	December 31, 2016	10.13	March 15, 2017

10.14	Note Purchase Agreement dated September 29, 2017 between the Company and Elanus Capital Investments Master SP Series 3	10-Q	September 30, 2017	10.14	November 11, 2017

10.15	Credit Agreement Dated as of June 21, 2018 with The Huntington National Bank	10-K	December 31, 2018	10.15	March 13, 2019

10.16	First Amendment to Note Purchase Agreement dated as of June 21, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.16	March 13, 2019

10.17	Amended and Restated Note Purchase Agreement dated September 25, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.17	March 13, 2019

10.18	Waiver and Consent from The Huntington National Bank dated as of October 31, 2018, regarding the Amended and Restated Note Purchase Agreement between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.18	March 13, 2019

10.19	First Amendment to Amended and Restated Note Purchase Agreement dated as of December 13, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.19	March 13, 2019

10.20	First Amendment to Credit Agreement dated as of December 27, 2018 between the Company and The Huntington National Bank	10-K	December 31, 2018	10.20	March 13, 2019

10.21	Second Amendment to Amended and Restated Note Purchase Agreement dated as of June 21, 2019 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2019	10.21	March 12, 2020

10.22	Second Amendment to Credit Agreement dated as of June 21, 2019 between the Company and The Huntington National Bank	10-K	December 31, 2019	10.22	March 12, 2020

10.23	Promissory Note – Paycheck Protection Program Loan dated as of April 24, 2020 between the Company and The Huntington National Bank	10-Q	March 31, 2020	10.23	May 13, 2020

10.24	Third Amendment to Credit Agreement dated as of April 24, 2020 between the Company and The Huntington National Bank	10-Q	March 31, 2020	10.24	May 13, 2020

10.25	Amendment to Promissory Note dated as of June 19, 2020 between the Company and The Huntington National Bank	10-Q	June 30, 2020	10.25	August 12, 2020

10.26	Fourth Amendment to Credit Agreement dated as of June 19, 2020 between the Company and The Huntington National Bank	10-Q	June 30, 2020	10.26	August 12, 2020

10.27	Amendment to Promissory Note dated as of June 18, 2021 between the Company and The Huntington National Bank	10-Q	June 30, 2021	10.27	August 11, 2021

10.28	Fifth Amendment to Credit Agreement dated as of June 18, 2021 between the company and the Huntington National Bank	10-Q	June 30, 2021	10.28	August 11, 2021

21.1	List of Subsidiaries of the Company					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Section 302 Certification — Co-CEO					*

31.2	Section 302 Certification — Co-CEO					*

31.3	Section 302 Certification — CFO

32.1*	Section 906 Certification — Co-CEO					*

32.2*	Section 906 Certification — Co-CEO

32.3*	Section 906 Certification — CFO					*

101.INS	inline XBRL Instance Document					*
101.SCH	inline XBRL Taxonomy Extension Schema Document					*
101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase					*
101.DEF	inline XBRL Taxonomy Extension Definition Linkbase					*
101.LAB	inline XBRL Taxonomy Extension Label Linkbase					*

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data file (embedded within the inline XBRL document)

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
Executive Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold J. Meloche
Harold J. Meloche
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Dated:   March 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Petcoff	Executive Chairman and Co-Chief Executive Officer	March 10, 2022
James G. Petcoff	(Principal Executive Officer)

/s/ Nicholas J. Petcoff	Co-Chief Executive Officer	March 10, 2022
Nicholas J. Petcoff	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	March 10, 2022
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ Jeffrey Hakala	Director	March 10, 2022
Jeffrey Hakala

/s/ Timothy Lamothe	Director	March 10, 2022
Timothy Lamothe

/s/ Richard J. Williams, Jr.	Director	March 10, 2022
Richard J. Williams, Jr.

/s/ Joseph D. Sarafa	Director	March 10, 2022
Joseph D. Sarafa

/s/ Isolde O'Hanlon	Director	March 10, 2022
Isolde O'Hanlon

/s/ Andrew Petcoff	Director	March 10, 2022
Andrew Petcoff

/s/ John Melstrom	Director	March 10, 2022
John Melstrom