Form 10-Q
period 2022-03-31
Conifer Holdings, Inc.
filed 2022-05-12
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The number of outstanding shares of the registrant’s common stock, no par value, as of May 11, 2022, was 9,715,324.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $152,217 and $150,732, respectively)	$144,035	$149,783
Equity securities, at fair value (cost of $11,652 and $10,972, respectively)	10,892	9,931
Short-term investments, at fair value	18,197	23,013
Total investments	173,124	182,727

Cash and cash equivalents	7,837	9,913
Premiums and agents' balances receivable, net	21,422	21,197
Receivable from Affiliate	5,117	5,784
Reinsurance recoverables on unpaid losses	40,605	40,344
Reinsurance recoverables on paid losses	2,287	1,347
Prepaid reinsurance premiums	14,434	8,301
Deferred policy acquisition costs	10,124	12,267
Other assets	9,981	8,524
Total assets	$284,931	$290,404

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$140,938	$139,085
Unearned premiums	65,468	65,269
Reinsurance premiums payable	3,342	5,318
Debt	38,642	33,564
Accounts payable and accrued expenses	6,157	6,665
Total liabilities	254,547	249,901

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,707,817 issued and outstanding, respectively)	92,730	92,692
Accumulated deficit	(52,949)	(50,079)
Accumulated other comprehensive income (loss)	(9,397)	(2,110)
Total shareholders' equity	30,384	40,503
Total liabilities and shareholders' equity	$284,931	$290,404

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue and Other Income
Premiums
Gross earned premiums	$32,764	28,247
Ceded earned premiums	(8,809)	(5,412)
Net earned premiums	23,955	22,835
Net investment income	507	532
Net realized investment gains (losses)	(69)	2,924
Change in fair value of equity securities	280	(540)
Other gains (losses)	(5)	—
Other income	698	556
Total revenue and other income	25,366	26,307

Expenses
Losses and loss adjustment expenses, net	18,018	19,362
Policy acquisition costs	5,464	6,750
Operating expenses	4,160	4,349
Interest expense	711	721
Total expenses	28,353	31,182

Income (loss) before equity earnings in Affiliate and income taxes	(2,987)	(4,875)
Equity earnings in Affiliate, net of tax	76	248
Income tax expense (benefit)	(41)	9

Net income (loss)	$(2,870)	$(4,636)

Earnings (loss) per common share, basic and diluted	$(0.30)	$(0.48)

Weighted average common shares outstanding, basic and diluted	9,707,817	9,681,728

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(2,870)	$(4,636)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(7,287)	(1,924)
Income tax (benefit) expense	—	—
Unrealized investment gains (losses), net of tax	(7,287)	(1,924)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	943
Income tax (benefit) expense	—	—
Total reclassifications included in net income (loss), net of tax	—	943

Other comprehensive income (loss)	(7,287)	(2,867)

Total comprehensive income (loss)	$(10,157)	$(7,503)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	9,707,817	$92,692	$(50,079)	$(2,110)	$40,503
Net income (loss)	—	—	(2,870)	—	(2,870)
Stock-based compensation expense	—	38	—	—	38
Other comprehensive income (loss)	—	—	—	(7,287)	(7,287)
Balances at March 31, 2022	9,707,817	$92,730	$(52,949)	$(9,397)	$30,384

Balances at December 31, 2020	9,681,728	$92,486	$(48,985)	$912	$44,413
Net income (loss)	—	—	(4,636)	—	(4,636)
Stock-based compensation expense	—	66	—	—	66
Other comprehensive income (loss)	—	—	—	(2,867)	(2,867)
Balances at March 31, 2021	9,681,728	$92,552	$(53,621)	$(1,955)	$36,976

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(2,870)	$(4,636)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	102	109
Amortization of bond premium and discount, net	116	120
Net realized investment (gains) losses	69	(2,924)
Change in fair value of equity securities	(280)	540
Stock-based compensation expenses	38	66
Equity earnings in Affiliate, net of tax	(76)	(248)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	442	827
Reinsurance recoverables	(1,201)	(6,126)
Prepaid reinsurance premiums	(6,133)	(2,337)
Deferred policy acquisition costs	2,143	(216)
Other assets	(719)	197
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	1,853	9,406
Unearned premiums	199	2,126
Reinsurance premiums payable	(1,976)	—
Accounts payable and other liabilities	(234)	(397)
Net cash provided by (used in) operating activities	(8,527)	(3,493)
Cash Flows From Investing Activities
Purchase of investments	(68,116)	(61,370)
Proceeds from maturities and redemptions of investments	6,609	5,416
Proceeds from sales of investments	62,958	57,703
Purchases of property and equipment	—	(20)
Net cash provided by (used in) investing activities	1,451	1,729
Cash Flows From Financing Activities
Borrowings under debt arrangements	5,000	3,000
Repayment of borrowings under debt arrangements	—	(5,000)
Net cash provided by (used in) financing activities	5,000	(2,000)
Net increase (decrease) in cash	(2,076)	(3,764)
Cash at beginning of period	9,913	8,193
Cash at end of period	$7,837	$4,429
Supplemental Disclosure of Cash Flow Information:
Interest paid	$699	$722
Income taxes paid (refunded), net	(12)	(9)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Recent Developments

COVID-19 (the “Pandemic”) caused significant disruption to public health, the global economy, financial markets, and commercial, social and community activity in general. As there has been a significant reduction in reported cases and correspondingly a reduction in government restrictions, we see reduced risk to our business. We continue to monitor potential risks the Pandemic may present including a potential resurgence. Our exposure to the Pandemic is manifold. The majority of our employees continue to work remotely however strict “shelter-in-place” or “stay-at-home” orders have been lifted. A significant portion of our revenues are generated from the hospitality sector within the U.S. which remains under stress due to the threats of resurgence and resource shortages that resulted from the Pandemic.

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

These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results expected for the year ended December 31, 2022.

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

Cash, Cash Equivalents, and Short-term Investments

Cash consists of cash deposits in banks, generally in operating accounts.  Cash equivalents consist of money-market funds that are specifically used as overnight investments tied to cash deposit accounts.  Short-term investments, consisting of money market funds, are classified as investments in the consolidated balance sheets as they relate to the Company’s investment activities.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  This guidance provides optional expedients and exceptions that are intended to ease the burden of updating contracts to contain a new reference rate due to the discontinuation of the London Inter-Bank Offered Rate (LIBOR).  This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. Management does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

2. Investments

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at March 31, 2022 and December 31, 2021, were as follows (dollars in thousands):

	March 31, 2022
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$18,541	$8	$(291)	$18,258
State and local government	29,866	49	(1,846)	28,069
Corporate debt	35,345	11	(2,586)	32,770
Asset-backed securities	27,952	2	(723)	27,231
Mortgage-backed securities	31,870	9	(2,571)	29,308
Commercial mortgage-backed securities	3,424	1	(55)	3,370
Collateralized mortgage obligations	5,219	4	(194)	5,029
Total debt securities available for sale	$152,217	$84	$(8,266)	$144,035

	December 31, 2021
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$20,723	$74	$(77)	$20,720
State and local government	30,063	555	(189)	30,429
Corporate debt	30,808	88	(550)	30,346
Asset-backed securities	28,652	10	(224)	28,438
Mortgage-backed securities	33,178	105	(762)	32,521
Commercial mortgage-backed securities	1,659	31	0	1,690
Collateralized mortgage obligations	5,649	35	(45)	5,639
Total debt securities available for sale	$150,732	$898	$(1,847)	$149,783

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2022
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	8	$10,508	$(93)	4	$6,482	$(198)	12	$16,990	$(291)
State and local government	108	21,485	(1,724)	8	866	(122)	116	22,351	(1,846)
Corporate debt	54	23,456	(1,686)	12	7,982	(900)	66	31,438	(2,586)
Asset-backed securities	21	13,448	(122)	8	12,240	(601)	29	25,688	(723)
Mortgage-backed securities	29	6,714	(343)	7	22,224	(2,228)	36	28,938	(2,571)
Commercial mortgage-backed securities	3	3,111	(55)	—	—	—	3	3,111	(55)
Collateralized mortgage obligations	18	3,418	(117)	5	1,274	(77)	23	4,692	(194)
Total debt securities available for sale	241	$82,140	$(4,140)	44	$51,068	$(4,126)	285	$133,208	$(8,266)

	December 31, 2021
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	6	$10,323	$(47)	1	$4,728	$(30)	7	$15,051	$(77)
State and local government	41	8,875	(172)	4	446	(17)	45	9,321	(189)
Corporate debt	41	22,748	(505)	1	705	(45)	42	23,453	(550)
Asset-backed securities	24	24,305	(219)	2	1,893	(5)	26	26,198	(224)
Mortgage-backed securities	12	27,034	(762)	—	—	—	12	27,034	(762)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	10	2,638	(45)	2	29	—	12	2,667	(45)
Total debt securities available for sale	134	$95,923	$(1,750)	10	$7,801	$(97)	144	$103,724	$(1,847)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the three months ended March 31, 2022 and 2021.

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Debt securities	$582	$600
Equity securities	28	48
Cash, cash equivalents and short-term investments	1	1
Total investment income	611	649
Investment expenses	(104)	(117)
Net investment income	$507	$532

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Debt securities:
Gross realized gains	$—	$27
Gross realized losses	—	(6)
Total debt securities	—	21
Equity securities:
Gross realized gains	19	2,903
Gross realized losses	(88)	—
Total equity securities	(69)	2,903
Total net realized investment gains (losses)	$(69)	$2,924

Proceeds from available-for-sale debt securities were $6.7 million and $14.2 million for the three months ended March 31, 2022 and 2021, respectively. There were no gross realized gains or losses from the sales of available-for-sale securities for the three months ended March 31, 2022. The gross realized gains and losses from the sales of available-for-sale debt securities for the three months ended March 31, 2021, were $27,000 and $6,000, respectively.

As of March 31, 2022 and 2021, there were $750,000 and $0 of payables from securities purchased, respectively.  There were $1.3 million and $3,000 of receivables from securities sold as of March 31, 2022, and 2021, respectively.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There were no impairments or observable changes in price recorded during 2022 related to the Company's equity securities without readily determinable fair value.  These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $1.2 million as of March 31, 2022 and December 31, 2021.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at March 31, 2022.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,388	$10,361
Due after one year through five years	33,732	32,466
Due after five years through ten years	23,806	21,843
Due after ten years	15,826	14,427
Securities with contractual maturities	83,752	79,097
Asset-backed securities	27,952	27,231
Mortgage-backed securities	31,870	29,308
Commercial mortgage-backed securities	3,424	3,370
Collateralized mortgage obligations	5,219	5,029
Total debt securities	$152,217	$144,035

At March 31, 2022 and December 31, 2021, the Insurance Company Subsidiaries had $8.2 million and $8.5 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At March 31, 2022 and December 31, 2021, the Company had $78.0 million and $76.1 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$18,258	$—	$18,258	$—
State and local government	28,069	—	28,069	—
Corporate debt	32,770	—	32,770	—
Asset-backed securities	27,231	—	27,231	—
Mortgage-backed securities	29,308	—	29,308	—
Commercial mortgage-backed securities	3,370	—	3,370	—
Collateralized mortgage obligations	5,029	—	5,029	—
Total debt securities	144,035	—	144,035	—
Equity Securities	10,399	10,126	273	—
Short-term investments	18,197	18,197	—	—
Total marketable investments measured at fair value	$172,631	$28,323	$144,308	$—

Investments measured at NAV:
Investment in limited partnership	493
Total assets measured at fair value	$173,124

Liabilities:
Senior Unsecured Notes *	$23,045	$—	$23,045	$—
Subordinated Notes *	11,620	—	—	11,620
Line of credit *	5,000	—	5,000	—
Total Liabilities measured at fair value	$39,665	$—	$28,045	$11,620

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$20,720	$—	$20,720	$—
State and local government	30,429	—	30,429	—
Corporate debt	30,346	—	30,346	—
Asset-backed securities	28,438	—	28,438	—
Mortgage-backed securities	32,521	—	32,521	—
Commercial mortgage-backed securities	1,690	—	1,690	—
Collateralized mortgage obligations	5,639	—	5,639	—
Total debt securities	149,783	—	149,783	—
Equity securities	9,437	9,154	283	—
Short-term investments	23,013	23,013	—	—
Total marketable investments measured at fair value	$182,233	$32,167	$150,066	$—

Investments measured at NAV:
Investment in limited partnership	494
Total assets measured at fair value	$182,727

Liabilities:
Senior Unsecured Notes *	$24,118	$—	$24,118	$—
Subordinated Notes *	11,704	—	—	11,704
Total Liabilities measured at fair value	$35,822	$—	$24,118	$11,704

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 16.4% of the fair value of the total investment portfolio as of March 31, 2022.

Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 83.4% of the fair value of the total investment portfolio as of March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, Level 3 is entirely comprised of the Company's subordinated debt.  In determining the fair value of the subordinated debt outstanding at March 31, 2022 and December 31, 2021, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then used in the model along with the March 31, 2022 and December 31, 2021 U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three months ended March 31, 2022 and 2021.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$12,267	$12,243

Deferred policy acquisition costs	3,321	6,966
Amortization of policy acquisition costs	(5,464)	(6,750)
Net change	(2,143)	216

Balance at end of period	$10,124	$12,459

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended March 31,
	2022	2021
Gross reserves - beginning of period	$139,085	$111,270
Less: reinsurance recoverables on unpaid losses	(40,344)	(24,218)
Net reserves - beginning of period	98,741	87,052
Add: incurred losses and LAE, net of reinsurance:
Current period	12,497	13,584
Prior period	5,521	5,778
Total net incurred losses and LAE	18,018	19,362
Deduct: loss and LAE payments, net of reinsurance:
Current period	2,512	3,180
Prior period	13,914	11,117
Total net loss and LAE payments	16,426	14,297
Net reserves - end of period	100,333	92,117
Plus: reinsurance recoverables on unpaid losses	40,605	26,559
Gross reserves - end of period	$140,938	$118,676

Net losses and LAE was $18.0 million for the three months ended March 31, 2022.  Adverse development contributed $5.5 million to the total incurred losses in the first quarter of 2022, of which $1.5 million was related to 2017 and prior accident years, $1.3 million was related to the 2018 accident year, $1.3 million was related to the 2019 accident year, and $1.5 million was related to the 2020 accident year.  In the first quarter of 2022, $5.7 million of the adverse development came from the commercial lines of business, mostly from liability lines, while our personal lines of business had $219,000 favorable development.

The Company’s incurred losses during the three months ended March 31, 2021 included prior-year adverse reserve development of $5.8 million.  Of the $5.8 million of adverse development, $5.2 million was related to the Company’s commercial lines of business, while $612,000 was related to the Company’s personal lines of business.  Of the $5.2 million of adverse development in the Company’s commercial lines of business, $2.7 million was experienced in the Company’s hospitality lines of business, while $2.5 million was experienced in the company’s small business lines of business.

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.  The Company ceded 40% of specific commercial liability risks in excess of $400,000, and 60% in excess of $300,000 in 2022. The Company primarily ceded all specific commercial liability risks in excess of $400,000 in 2021 and 2020.  The Company ceded specific commercial property risks in excess of $300,000 in 2022. The Company ceded specific commercial property risks in excess of $200,000 in 2021.  The Company ceded 40% of specific commercial property risks in excess of $400,000, and 60% in excess of $300,000 in 2020.  The Company ceded homeowners specific risks in excess of $300,000 in both 2022 and 2021.

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

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Written premiums:
Direct	$24,796	$23,433
Assumed	8,168	6,940
Ceded	(14,943)	(5,890)
Net written premiums	$18,021	$24,483

Earned premiums:
Direct	$24,123	$20,990
Assumed	8,641	7,257
Ceded	(8,809)	(5,412)
Net earned premiums	$23,955	$22,835

Losses and LAE:
Direct	$13,066	$20,750
Assumed	7,408	6,781
Ceded	(2,456)	(8,169)
Net Losses and LAE	$18,018	$19,362

Some of the excess of loss treaties that renewed on December 31, 2021 and January 1, 2022, included ceding commissions equal to 40% of the ceded premiums.  The ceding commission is reflected as a reduction in acquisition costs and amounted to $2.2 million for the three months ended March 31, 2022.  There were no ceding commissions on the excess of loss treaties during 2021.

7. Debt

As of March 31, 2022, the Company's debt is comprised of three instruments: $24.4 million of publicly traded senior unsecured notes which were issued in 2018, a $10.0 million line of credit which commenced in June 2018, and $10.5 million of privately placed subordinated notes.  A summary of the Company's outstanding debt is as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Senior unsecured notes	$23,991	$23,926
Subordinated notes	9,651	9,638
Line of credit	5,000	—
Paycheck Protection Program loan *	—	—
Total	$38,642	$33,564
*	The PPP loan was embedded into the line of credit facility. See below.

Senior unsecured notes

The Company issued $25.3 million of public senior unsecured notes (the "Notes") in 2018.  The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

The Company did not repurchase any of the Notes for the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022, the carrying value of the Notes and Subordinated Notes are offset by $390,000 and $849,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

Line of credit

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  The agreement includes several financial debt covenants, including a minimum tangible net worth, a minimum fixed-charge coverage ratio, and minimum statutory risk-based capital levels.  As of March 31, 2022, the Company had $5.0 million outstanding on the line of credit.  On June 18, 2021, the line of credit was renewed with a maturity of December 1, 2022.

Financial debt covenants

The Subordinated Notes and the line of credit contain identical restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, risk-based capital ratios, and debt to total capital.  As of March 31, 2022, the Company was not in compliance with the tangible net worth and the debt to total capital financial covenants.  On May 9, 2022, the holders of the Subordinated Notes waived the March 31, 2022 tangible net worth and debt to total capital requirements.  On May 11, 2022, the holders of the line of credit waived the March 31, 2022 tangible net worth and total debt to capital requirements.  Management expects to be in compliance with all debt covenants in future periods.

On May 9, 2022, the Subordinated Notes agreement was amended to exclude changes in unrealized gains or losses in the debt securities investment portfolio of the Company subsequent to December 31, 2021, when calculating the debt covenant ratios.  With this amendment, the Company would not have breached the Subordinated Notes covenants at March 31, 2022.

Paycheck Protection Program loan

On April 24, 2020, the Company received a $2.7 million loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration (“SBA”).  The Company received notice from the SBA that the loan was 100% forgiven, including accrued interest, on July 8, 2021.  This resulted in a $2.8 million gain that was included in Other Gains on the Consolidated Statement of Operations in the third quarter of 2021.

8. Shareholder’s Equity

As of March 31, 2022 and December 31, 2021, the Company had 9,707,817 issued and outstanding shares of common stock, respectively.  Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors.  The holders have no preemptive, conversion or subscription rights.

9. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three months ended March 31,
	2022	2021
Balance at beginning of period	$(2,110)	$912
Other comprehensive income (loss) before reclassifications, net of tax	(7,287)	(1,924)
Less: amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	943
Net other comprehensive income (loss)	(7,287)	(2,867)
Balance at end of period	$(9,397)	$(1,955)

10. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(2,870)	$(4,636)

Weighted average common shares, basic and diluted *	9,707,817	9,681,728

Earnings (loss) per common share, basic and diluted	$(0.30)	$(0.48)

*

The non-vested shares of the restricted stock units and stock options were anti-dilutive as of March 31, 2022 and 2021.  Therefore, the basic and diluted weighted average common shares are equal for the three months ended March 31, 2022 and 2021.

11. Stock-based Compensation

On March 8, 2022, the Company issued options to purchase 630,000 shares of the Company’s common stock to two named executive officers. The right to exercise the options will vest over a five-year period on a straight-line basis. The options will have a strike price of $4.53 per share and will expire on March 8, 2032. The estimated value of these options is $612,000, which is being expensed ratably over the vesting period.

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

The Company recorded $14,000 and $54,000 of compensation expense related to the RSUs for the three months ended March 31, 2022 and 2021, respectively. There were 19,000 unvested RSUs as of March 31, 2022, which will generate an estimated future expense of $59,000.

The Company recorded $24,000 and $12,000 of compensation expense related to the stock options for the three months ended March 31, 2022 and 2021, respectively.  There were 834,000 unvested options as of March 31, 2022, which will generate an estimated future expense of $773,000.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the co-chief operating decision makers in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s co-chief operating decision makers, the Co-Chief Executive Officers, review a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California. For the three months ended March 31, 2022 and 2021, gross written premiums attributable to these four states were 59.2% and 53.5%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended March 31, 2022	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$28,586	$4,378	$32,964	$—	$—	$—	$32,964

Net written premiums	$14,340	$3,681	$18,021	$—	$—	$—	$18,021

Net earned premiums	$20,524	$3,431	$23,955	$—	$—	$—	$23,955
Other income	71	6	77	1,112	147	(638)	698
Segment revenue	20,595	3,437	24,032	1,112	147	(638)	24,653

Losses and LAE, net	16,610	1,408	18,018	—	—	—	18,018
Policy acquisition costs	4,357	1,093	5,450	758	—	(744)	5,464
Operating expenses	3,161	402	3,563	292	305	—	4,160
Segment expenses	24,128	2,903	27,031	1,050	305	(744)	27,642

Segment gain (loss)	$(3,533)	$534	$(2,999)	$62	$(158)	$106	$(2,989)
Investment income					507		507
Net realized investment gains (losses)					(69)		(69)
Change in fair value of equity securities					280		280
Other gains (losses)					(5)		(5)
Interest expense					(711)		(711)
Income (loss) before equity earnings in Affiliate and income taxes	$(3,533)	$534	$(2,999)	$62	$(156)	$106	$(2,987)

Three months ended March 31, 2021	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$27,221	$3,152	$30,373	$—	$—	$—	$30,373

Net written premiums	$21,557	$2,926	$24,483	$—	$—	$—	$24,483

Net earned premiums	$20,706	$2,129	$22,835	$—	$—	$—	$22,835
Other income	56	40	96	1,726	43	(1,309)	556
Segment revenue	20,762	2,169	22,931	1,726	43	(1,309)	23,391

Losses and LAE, net	16,955	2,407	19,362	—	—	—	19,362
Policy acquisition costs	6,318	600	6,918	1,127	—	(1,295)	6,750
Operating expenses	2,955	349	3,304	744	301	—	4,349
Segment expenses	26,228	3,356	29,584	1,871	301	(1,295)	30,461

Segment gain (loss)	$(5,466)	$(1,187)	$(6,653)	$(145)	$(258)	$(14)	$(7,070)
Investment income					532		532
Net realized investment gains					2,924		2,924
Change in fair value of equity securities					(540)		(540)
Other gains					—		—
Interest expense					(721)		(721)
Income (loss) before equity earnings in Affiliate and income taxes	$(5,466)	$(1,187)	$(6,653)	$(145)	$1,937	$(14)	$(4,875)

14. Subsequent Events

On May 11, 2022, the Company entered into a subscription agreement to issue $5.0 million of equity.  Pricing terms are still pending.  Related to this subscription agreement, the Company received $1.5 million of equity and paid down the line of credit by $1.5 million.  This remediated the March 31, 2022 debt covenant breaches described in the Financial debt covenants section of Note 7 ~ Debt.

On May 9, 2022, the Subordinated Notes agreement was amended to exclude changes in unrealized gains or losses in the debt securities investment portfolio of the Company subsequent to December 31, 2021, when calculating the debt covenant ratios.  As discussed in Note 7, with this amendment the Company would not have breached the Subordinated Notes covenants at March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2022 and 2021

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 10, 2022 with the U. S. Securities and Exchange Commission.

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information.  The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 10, 2022 and subsequent reports filed with or furnished to the SEC.  Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Recent Developments

COVID-19

COVID-19 (the “Pandemic”) caused significant disruption to public health, the global economy, financial markets, and commercial, social and community activity in general.  As there has been a significant reduction in reported cases and correspondingly a reduction in government restrictions, we see reduced risk to our business.  We continue to monitor potential risks the Pandemic may present including a potential resurgence.  Our exposure to the Pandemic is manifold.  The majority of our employees continue to work remotely however strict “shelter-in-place” or “stay-at-home” orders have been lifted.  A significant portion of our revenues are generated from the hospitality sector within the U.S. which remains under stress due to the threats of resurgence and resource shortages that resulted from the Pandemic.

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

The assets sold included the customer accounts (mainly agency-related new and renewal rights) of substantially all of the personal lines business and a small subset of the commercial lines business underwritten by our Insurance Company Subsidiaries, and all of the customer accounts Sycamore produced for third-party insurers.  The Venture Transaction included the transition of 21 employees from Conifer to Venture as well as necessary systems and office functions to operate the business.  Venture did not assume any in-force business or liabilities.  The business will transition to Venture as it produces new or renewal business effective July 1, 2021.  We expect our Insurance Company Subsidiaries will continue to underwrite substantially all of the business we sold to Venture that we underwrote prior to the transaction.  We expect Venture to be able to grow both the business we underwrite as well as the third-party business more effectively as a separate entity outside of Conifer.  As of March 31, 2022, the Company had a non-controlling 50% interest in Venture.

On April 21, 2022, A.M. Best downgraded the Company’s Long-Term Issuer Credit Rating (Long-Term ICR) from “bb” (Fair) to “bb-” (Fair), and downgraded the Company’s insurance subsidiaries Financial Strength Rating from “B++” (Good) to “B+” (Good) and the Long-Term ICR from “bbb” (Good) to “bbb-” (Good). The outlook assigned to all these ratings by A.M. Best was Stable.  We do not believe the rating changes will have a material effect on our business.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes.  We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022.

Executive Overview

The Company reported $33.0 million of gross written premiums in the first quarter of 2022, representing an 8.5% increase as compared to the same period in 2021.  Our commercial lines gross written premiums increased by $1.4 million, or 5.0%, to $28.6 million in the first quarter of 2022, compared to $27.2 million for the same period in 2021.  Personal lines gross written premiums increased by $1.2 million, or 38.9%, to $4.4 million in the first quarter of 2022, compared to $3.1 million for the same period in 2021.

The Company reported a net loss of $2.9 million, or $0.30 per share, for the three months ended March 31, 2022.  The Company reported a net loss of $4.6 million, or $0.48 per share, for the three months ended March 31, 2021.

Adjusted operating loss, a non-GAAP measure, was $3.1 million, or $0.32 per share for the three months ended March 31, 2022, compared to an adjusting operating loss of $7.0 million, or $0.72 per share for the same period in 2021.

Our underwriting combined ratio was 112.5% for the three months ended March 31, 2022, compared to 129.0% for the same period in 2021.  The expense ratio decreased 7.1% to 37.5% for the three months ended March 31, 2022, compared to 44.6% for the same period in 2021.

Results of Operations For The Three Months Ended March 31, 2022 and 2021

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Gross written premiums	$32,964	$30,373	$2,591	8.5%

Net written premiums	$18,021	$24,483	$(6,462)	(26.4%)

Net earned premiums	$23,955	$22,835	$1,120	4.9%
Other income	698	556	142	25.5%
Losses and loss adjustment expenses, net	18,018	19,362	(1,344)	(6.9)%
Policy acquisition costs	5,464	6,750	(1,286)	(19.1)%
Operating expenses	4,160	4,349	(189)	(4.3)%
Underwriting gain (loss)	(2,989)	(7,070)	4,081	*
Net investment income	507	532	(25)	(4.7)%
Net realized investment gains (losses)	(69)	2,924	(2,993)	*
Change in fair value of equity securities	280	(540)	820	*
Other gains (losses)	(5)	—	(5)	*
Interest expense	711	721	(10)	(1.4)%
Income (loss) before equity earnings in Affiliate, net of tax	(2,987)	(4,875)	1,888	*
Equity earnings in Affiliate, net of tax	76	248	(172)	*
Income tax expense	(41)	9	(50)	*
Net income (loss)	$(2,870)	$(4,636)	$1,766	*

Book value per common share outstanding	$3.13	$3.82

Underwriting Ratios:
Loss ratio (1)	75.0%	84.4%
Expense ratio (2)	37.5%	44.6%
Combined ratio (3)	112.5%	129.0%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the three months ended March 31, 2022 and 2021 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Gross written premiums
Commercial lines	$28,586	$27,221	$1,365	5.0%
Personal lines	4,378	3,152	1,226	38.9%
Total	$32,964	$30,373	$2,591	8.5%

Net written premiums
Commercial lines	$14,340	$21,557	$(7,217)	(33.5)%
Personal lines	3,681	2,926	755	25.8%
Total	$18,021	$24,483	$(6,462)	(26.4)%

Net earned premiums
Commercial lines	$20,524	$20,706	$(182)	(0.9)%
Personal lines	3,431	2,129	1,302	61.2%
Total	$23,955	$22,835	$1,120	4.9%

Gross written premiums increased $2.6 million, or 8.5%, to $33.0 million for the three months ended March 31, 2022, as compared to $30.4 million for the same period in 2021.

Commercial lines gross written premiums increased $1.4 million, or 5.0%, to $28.6 million in the first quarter of 2022, as compared to $27.2 million for the first quarter of 2021.  The increase was due to $2.2 million of premium growth in the small business programs, partially offset by a $861,000 reduction of gross written premium in the Company’s hospitality programs.

Personal lines gross written premiums increased $1.2 million, or 38.9%, to $4.4 million in the first quarter of 2022, as compared to $3.1 million for the same period in 2021.  The increased gross written premiums were due to $1.0 million of premium growth in the Company’s low-value dwelling book of business.

Net written premiums decreased $6.5 million, or 26.4%, to $18.0 million for the three months ended March 31, 2022, as compared to $24.5 million for the same period in 2021.  The Company entered into new specific loss reinsurance treaties on December 31, 2021 and January 1, 2022, which included a 40% ceding commission.  This increased ceded written premiums by approximately $4.5 million in the first quarter of 2022.  There was no ceding commission on excess of loss treaties during 2021.  Ceded earned premiums also increased due to the new treaties by $2.1 million.  The increase in ceded earned premiums was offset by the same increase in ceding commissions, which reduced acquisition costs.  Ceded earned premiums also increased by $1.1 million in the first quarter of 2022 as compared to 2021 due to growth in umbrella insurance premiums which are 94.0% ceded under existing quota share reinsurance agreements.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Other income also includes the interest income from the $6.0 million promissory note receivable from Venture relating to the Venture Transaction.  Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies.  All of the third-party business was sold to Venture at June 30, 2021.  Accordingly, other income from that business will diminish over the next few quarters as it transitions over to Venture, and will ultimately no longer occur.  Other income for the three months ended March 31, 2022, increased by $142,000, or 25.5%, to $698,000 as compared to $556,000 for the same period in 2021.  Other income relating to installment billings and policy issuance costs was lower in the first quarter of 2022, as the business that was sold to Venture at June 30, 2021, no longer produces other income for the Company.  This was more than offset by an increase in the interest income from the notes payable of $105,000 in the first quarter of 2022.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended March 31, 2022 and 2021 (dollars in thousands).

Three months ended March 31, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$10,870	$1,627	$12,497
Net (favorable) adverse development	5,740	(219)	5,521
Calendar year net losses and LAE	$16,610	$1,408	$18,018

Accident year loss ratio	52.8%	47.3%	52.0%
Net (favorable) adverse development	27.9%	(6.3)%	23.0%
Calendar year loss ratio	80.7%	41.0%	75.0%

Three months ended March 31, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,789	$1,795	$13,584
Net (favorable) adverse development	5,166	612	5,778
Calendar year net losses and LAE	$16,955	$2,407	$19,362

Accident year loss ratio	56.8%	82.8%	59.2%
Net (favorable) adverse development	24.9%	28.2%	25.2%
Calendar year loss ratio	81.7%	111.0%	84.4%

Net losses and LAE decreased by $1.3 million, or 6.9%, to $18.0 million during the first quarter of 2022, compared to $19.4 million for the same period in 2021.  The decrease in losses was driven by current accident year losses decreasing by $1.1 million to $12.5 million for the three months ended March 31, 2022, compared to $13.6 million for the same period in 2021.

The Company experienced $5.5 million of adverse development for the three months ended March 31, 2022, of which $1.5 million was related to 2017 and prior accident years, $1.3 million was related to the 2018 accident year, $1.3 million was related to the 2019 accident year, and $1.5 million was related to the 2020 accident year.  Of the $5.5 million of adverse development, $5.7 million was related to the Company’s commercial lines of business, while the Company’s personal lines of business experienced $219,000 of favorable development in the first quarter of 2022.

Net losses and LAE increased were $19.4 million for the first three months in 2021.  The Company experienced $2.0 million of catastrophe losses, net of reinsurance recoverables, during the first quarter of 2021 from Winter Storm Uri.  In addition to these losses, the Company experienced $5.8 million of adverse development for the three months ended March 31, 2021.  Of the $5.8 million in adverse development, $5.2 million was related to commercial lines, and $612,000 was related to personal lines.

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

The table below provides the expense ratio by major component.

	Three Months Ended March 31,
	2022	2021
Commercial Lines
Policy acquisition costs	21.2%	30.4%
Operating expenses	15.3%	14.2%
Total	36.5%	44.6%
Personal Lines
Policy acquisition costs	31.8%	27.7%
Operating expenses	11.7%	16.1%
Total	43.5%	43.8%
Total Underwriting
Policy acquisition costs	22.7%	30.2%
Operating expenses	14.8%	14.4%
Total	37.5%	44.6%

Our expense ratio decreased by 7.1 percentage points in the first quarter of 2022 as compared to the same period in 2021.  The decrease was largely due to a reduction in policy acquisition costs attributable to $2.2 million of ceding commission from new excess of loss reinsurance treaties.  There were no commissions on excess of loss treaties in 2021.  The expense ratio also decreased as a result of a $1.3 million increase in underwriting revenue in the first quarter of 2022 as compared to a first quarter in 2021, while operating expenses were slightly lower in 2022.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  The percentage of policy acquisition costs to net earned premiums and other income decreased by 7.5%, from 30.2% in the first three months of 2021, to 22.7% for the same period in 2022, mostly due to the new ceding commission mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other underwriting income were 14.8% and 14.4% for the three months ended March 31, 2022 and 2021, respectively.  While overall operating expenses were lower in 2022, the new excess of loss reinsurance treaties with the ceding commission drove net earned premiums lower, resulting in a slightly higher operating expense ratio.

The personal lines operating expense ratio was lower in 2022 due to significant growth in premium volume on substantially the same operating expense base.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the three months ended March 31, 2022 and 2021 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended March 31,
	2022	2021	$ Change
Commercial Lines	$(3,533)	$(5,466)	$1,933
Personal Lines	534	(1,187)	1,721
Total Underwriting	(2,999)	(6,653)	3,654
Wholesale Agency	62	(145)	207
Corporate	(158)	(258)	100
Eliminations	106	(14)	120
Total segment gain (loss)	$(2,989)	$(7,070)	$4,081

Liquidity and Capital Resources

Sources and Uses of Funds

At March 31, 2022, we had $26.0 million in cash, cash equivalents and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  There were no dividends paid from our Insurance Company Subsidiaries during the three months ended March 31, 2022 and 2021.

Cash Flows

Operating Activities. Cash used in operating activities for the three months ended March 31, 2022 was $8.5 million, compared to $3.5 million for the same period in 2021.  The $5.0 million increase was primarily due to a $9.2 million increase in ceded premiums paid during the first quarter of 2022, compared to the same period in 2021.  This was due to the new specific commercial liability treaty the Company entered into as of December 31, 2021, which includes a 40% ceding commission.  The increase in ceded premiums paid was offset by a $4.0 million decrease in acquisition costs paid in the first quarter of 2022, compared to the same period in 2021.  This decrease was also related to the new specific commercial liability treaty the Company entered into on December 31, 2021.

Investing Activities.  Cash provided by investing activities for the three months ended March 31, 2022 was $1.5 million, compared to $1.7 million in the same period in 2021.  The $278,000 decrease of cash provided by investing activities was driven by a $6.7 million increase in purchases of investments during the first quarter of 2022, compared to the same period in 2021.  This was offset by an increase of $5.3 million in proceeds from sales of investments and a $1.2 million increase in proceeds from maturities and redemptions of investments during the first quarter of 2022, compared to the same period in 2021.

Financing Activities.  Cash provided by financing activities for the three months ended March 31, 2022 was $5.0 million, compared to $2.0 million of cash used in the same period in 2021.  The $7.0 million increase was primarily driven by the Company borrowing $5.0 million on its line of credit during the first quarter of 2022, while the Company paid down a net amount of $2.0 million on its outstanding balance on its line of credit during the first quarter of 2021.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators.  These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP.  The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $62.4 million and $63.9 million at March 31, 2022 and December 31, 2021, respectively.

Non-GAAP Financial Measures

Adjusted Operating Income and Adjusted Operating Income Per Share

Adjusted operating income and adjusted operating income per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment gains or losses, other gains or losses, and changes in fair value of equity securities; all net of tax.  The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively.  Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share.  Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results.  Our definition of adjusted operating income may be different from that used by other companies.  The following is a reconciliation of net income (loss) to adjusted operating income (loss) (dollars in thousands), as well as net income (loss) per share to adjusted operating income (loss) per share:

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(2,870)	$(4,636)
Exclude:
Net realized investment gains (losses), net of tax	(69)	2,924
Other gains (losses), net of tax	(5)	—
Change in fair value of equity securities, net of tax	280	(540)
Adjusted operating income (loss)	$(3,076)	$(7,020)

Weighted average common shares diluted	9,707,817	9,681,728
Diluted income (loss) per common share:
Net income (loss)	$(0.30)	$(0.48)
Exclude:
Net realized investment gains (losses), net of tax	(0.01)	0.30
Other gains (losses), net of tax	—	—
Change in fair value of equity securities, net of tax	0.03	(0.06)
Adjusted operating income (loss) per share	$(0.32)	$(0.72)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2022. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At March 31, 2022, the fair value of our investment portfolio, excluding cash and cash equivalents, was $173.1 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The effective duration of our portfolio as of March 31, 2022 and December 31, 2021 was 3.7 and 3.6 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of March 31, 2022.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2022	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$151,006	$(11,226)	(6.92)%	(36.95)%
100 basis point increase	156,440	(5,792)	(3.57)%	(19.06)%
No change	162,232	—	—	—
100 basis point decrease	168,299	6,067	3.74%	19.97%
200 basis point decrease	173,572	11,340	6.99%	37.32%

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

At March 31, 2022, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $57.3 million.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2022. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 13 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2022, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 10, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

31.1	Section 302 Certification — Co-CEO

31.2	Section 302 Certification — Co-CEO

31.3	Section 302 Certification — CFO

32.1*	Section 906 Certification — Co-CEO

32.2*	Section 906 Certification — Co-CEO

32.3*	Section 906 Certification — CFO

101.INS	inline XBRL Instance Document

101.SCH	inline XBRL Taxonomy Extension Schema Document

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	inline XBRL Taxonomy Extension Label Linkbase

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

Dated: May 11, 2022