Form 10-Q
period 2022-06-30
Conifer Holdings, Inc.
filed 2022-08-11
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock, no par value, as of August 10, 2022, was 12,215,324.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $132,427 and $150,732, respectively)	$119,207	$149,783
Equity securities, at fair value (cost of $1,433 and $10,972, respectively)	990	9,931
Short-term investments, at fair value	28,001	23,013
Total investments	148,198	182,727

Cash and cash equivalents	13,148	9,913
Premiums and agents' balances receivable, net	24,701	21,197
Receivable from Affiliate	5,216	5,784
Reinsurance recoverables on unpaid losses	37,769	40,344
Reinsurance recoverables on paid losses	4,479	1,347
Prepaid reinsurance premiums	15,381	8,301
Deferred policy acquisition costs	10,747	12,267
Other assets	15,416	8,524
Total assets	$275,055	$290,404

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$140,996	$139,085
Unearned premiums	69,104	65,269
Reinsurance premiums payable	3,711	5,318
Debt	33,720	33,564
Accounts payable and accrued expenses	10,547	6,665
Total liabilities	258,078	249,901

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 9,715,324 and 9,707,817 issued and outstanding, respectively)	92,799	92,692
Accumulated deficit	(61,348)	(50,079)
Accumulated other comprehensive income (loss)	(14,474)	(2,110)
Total shareholders' equity	16,977	40,503
Total liabilities and shareholders' equity	$275,055	$290,404

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue and Other Income
Premiums
Gross earned premiums	$33,782	30,228	$66,546	$58,475
Ceded earned premiums	(9,206)	(5,390)	(18,015)	(10,802)
Net earned premiums	24,576	24,838	48,531	47,673
Net investment income	564	503	1,071	1,035
Net realized investment gains (losses)	(1,436)	1,060	(1,505)	3,984
Change in fair value of equity securities	317	(525)	597	(1,065)
Other gains (losses)	(1)	8,910	(6)	8,910
Other income	663	666	1,361	1,222
Total revenue and other income	24,683	35,452	50,049	61,759

Expenses
Losses and loss adjustment expenses, net	22,251	17,926	40,269	37,288
Policy acquisition costs	5,725	6,896	11,189	13,646
Operating expenses	4,470	4,342	8,630	8,691
Interest expense	727	732	1,438	1,453
Total expenses	33,173	29,896	61,526	61,078

Income (loss) before equity earnings in Affiliate and income taxes	(8,490)	5,556	(11,477)	681
Equity earnings in Affiliate, net of tax	93	180	169	428
Income tax expense (benefit)	2	184	(39)	193

Net income (loss)	$(8,399)	$5,552	$(11,269)	$916

Earnings (loss) per common share, basic and diluted	$(0.86)	$0.57	$(1.16)	$0.09

Weighted average common shares outstanding, basic and diluted	9,712,602	9,686,631	9,710,223	9,684,193

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(8,399)	$5,552	$(11,269)	$916

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(5,007)	394	(12,294)	(1,530)
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	(5,007)	394	(12,294)	(1,530)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	70	(902)	70	41
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	70	(902)	70	41

Other comprehensive income (loss)	(5,077)	1,296	(12,364)	(1,571)

Total comprehensive income (loss)	$(13,476)	$6,848	$(23,633)	$(655)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at March 31, 2022	9,707,817	$92,730	$(52,949)	$(9,397)	$30,384
Net income (loss)	—	—	(8,399)	—	(8,399)
Repurchase of common stock	(1,493)	11	—	—	11
Stock-based compensation expense	9,000	58	—	—	58
Other comprehensive income (loss)	—	—	—	(5,077)	(5,077)
Balances at June 30, 2022	9,715,324	$92,799	$(61,348)	$(14,474)	$16,977

Balances at March 31, 2021	9,681,728	$92,552	$(53,621)	$(1,955)	$36,976
Net income (loss)	—	—	5,552	—	5,552
Repurchase of common stock	(2,307)	(7)	—	—	(7)
Stock-based compensation expense	10,000	67	—	—	67
Other comprehensive income (loss)	—	—	—	1,296	1,296
Balances at June 30, 2021	9,689,421	$92,612	$(48,069)	$(659)	$43,884

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	9,707,817	$92,692	$(50,079)	$(2,110)	$40,503
Net income (loss)	—	—	(11,269)	—	(11,269)
Repurchase of common stock	(1,493)	11	—	—	11
Stock-based compensation expense	9,000	96	—	—	96
Other comprehensive income (loss)	—	—	—	(12,364)	(12,364)
Balances at June 30, 2022	9,715,324	$92,799	$(61,348)	$(14,474)	$16,977

Balances at December 31, 2020	9,681,728	$92,486	$(48,985)	$912	$44,413
Net income (loss)	—	—	916	—	916
Repurchase of common stock	(2,307)	(7)	—	—	(7)
Stock-based compensation expense	10,000	133	—	—	133
Other comprehensive income (loss)	—	—	—	(1,571)	(1,571)
Balances at June 30, 2021	9,689,421	$92,612	$(48,069)	$(659)	$43,884

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(11,269)	$916
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of agency business	—	(8,910)
Depreciation and amortization	205	217
Amortization of bond premium and discount, net	217	255
Net realized investment (gains) losses	1,505	(3,984)
Change in fair value of equity securities	(597)	1,065
Stock-based compensation expenses	96	133
Equity earnings in Affiliate, net of tax	(169)	(428)
Other	—	17
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(2,936)	(2,719)
Reinsurance recoverables	(557)	263
Prepaid reinsurance premiums	(7,080)	(3,648)
Deferred policy acquisition costs	1,520	(878)
Other assets	(454)	344
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	1,911	6,582
Unearned premiums	3,835	6,879
Reinsurance premiums payable	(1,607)	—
Accounts payable and other liabilities	(94)	(564)
Net cash provided by (used in) operating activities	(15,474)	(4,460)
Cash Flows From Investing Activities
Purchase of investments	(151,809)	(112,849)
Proceeds from maturities and redemptions of investments	15,015	11,793
Proceeds from sales of investments	150,492	104,118
Proceeds from sale of agency business	—	1,000
Dividends from Affiliate	—	900
Purchases of property and equipment	—	(20)
Net cash provided by (used in) investing activities	13,698	4,942
Cash Flows From Financing Activities
Proceeds received from common stock subscription agreement	5,000	—
Repurchase of common stock	11	(7)
Borrowings under debt arrangements	5,000	3,000
Repayment of borrowings under debt arrangements	(5,000)	(7,000)
Net cash provided by (used in) financing activities	5,011	(4,007)
Net increase (decrease) in cash	3,235	(3,525)
Cash at beginning of period	9,913	8,193
Cash at end of period	$13,148	$4,668
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,429	$1,450
Income taxes paid (refunded), net	(12)	(9)
Note receivable from sale of agency business	—	9,000
Payable from purchase of agency	—	1,051

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

The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results expected for the year ended December 31, 2022.

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

2. Investments

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at June 30, 2022 and December 31, 2021, were as follows (dollars in thousands):

	June 30, 2022
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$7,833	$—	$(259)	$7,574
State and local government	26,530	24	(3,382)	23,172
Corporate debt	35,570	—	(4,086)	31,484
Asset-backed securities	23,885	—	(1,040)	22,845
Mortgage-backed securities	30,724	3	(4,021)	26,706
Commercial mortgage-backed securities	3,421	—	(152)	3,269
Collateralized mortgage obligations	4,464	1	(308)	4,157
Total debt securities available for sale	$132,427	$28	$(13,248)	$119,207

	December 31, 2021
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$20,723	$74	$(77)	$20,720
State and local government	30,063	555	(189)	30,429
Corporate debt	30,808	88	(550)	30,346
Asset-backed securities	28,652	10	(224)	28,438
Mortgage-backed securities	33,178	105	(762)	32,521
Commercial mortgage-backed securities	1,659	31	0	1,690
Collateralized mortgage obligations	5,649	35	(45)	5,639
Total debt securities available for sale	$150,732	$898	$(1,847)	$149,783

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2022
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	9	$3,818	$(91)	4	$3,756	$(168)	13	$7,574	$(259)
State and local government	108	19,316	(3,194)	8	800	(188)	116	20,116	(3,382)
Corporate debt	55	23,297	(2,797)	13	7,837	(1,289)	68	31,134	(4,086)
Asset-backed securities	18	9,225	(158)	12	13,620	(882)	30	22,845	(1,040)
Mortgage-backed securities	45	6,227	(612)	7	20,338	(3,409)	52	26,565	(4,021)
Commercial mortgage-backed securities	4	3,243	(152)	—	—	—	4	3,243	(152)
Collateralized mortgage obligations	26	2,865	(187)	5	1,131	(121)	31	3,996	(308)
Total debt securities available for sale	265	$67,991	$(7,191)	49	$47,482	$(6,057)	314	$115,473	$(13,248)

	December 31, 2021
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	6	$10,323	$(47)	1	$4,728	$(30)	7	$15,051	$(77)
State and local government	41	8,875	(172)	4	446	(17)	45	9,321	(189)
Corporate debt	41	22,748	(505)	1	705	(45)	42	23,453	(550)
Asset-backed securities	24	24,305	(219)	2	1,893	(5)	26	26,198	(224)
Mortgage-backed securities	12	27,034	(762)	—	—	—	12	27,034	(762)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	10	2,638	(45)	2	29	—	12	2,667	(45)
Total debt securities available for sale	134	$95,923	$(1,750)	10	$7,801	$(97)	144	$103,724	$(1,847)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the six months ended June 30, 2022 and December 31, 2021.

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Debt securities	$596	$554	$1,178	$1,154
Equity securities	10	55	38	103
Cash, cash equivalents and short-term investments	36	—	37	1
Total investment income	642	609	1,253	1,258
Investment expenses	(78)	(106)	(182)	(223)
Net investment income	$564	$503	$1,071	$1,035

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Debt securities:
Gross realized gains	$6	$—	$6	$27
Gross realized losses	(155)	—	(155)	(6)
Total debt securities	(149)	—	(149)	21
Equity securities:
Gross realized gains	356	1,105	375	4,008
Gross realized losses	(1,643)	(45)	(1,731)	(45)
Total equity securities	(1,287)	1,060	(1,356)	3,963
Total net realized investment gains (losses)	$(1,436)	$1,060	$(1,505)	$3,984

Proceeds from available-for-sale debt securities were $27.2 million and $20.0 million for the six months ended June 30, 2022 and 2021, respectively.

The gross realized gains and losses from the sale of available-for-sale debt securities for three months and six months ended June 30, 2022, were $5,000 and $155,000, respectively.

There were no gross realized gains or losses from the sales of available-for-sale securities for the three months ended June 30, 2021.  The gross realized gains and losses from the sales of available-for-sale debt securities for the six months ended June 30, 2021, were $27,000 and $6,000, respectively.

As of June 30, 2022 and 2021, there were $0 and $249,000 of payables from securities purchased, respectively.  There were $6.9 million and $11,000 of receivables from securities sold as of June 30, 2022, and 2021, respectively.

The Company’s gross unrealized losses related to its equity investments were $443,000 and $1.0 million as of June 30, 2022 and December 31, 2021, respectively.  The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There were no impairments or observable changes in price recorded during 2022 related to the Company's equity securities without readily determinable fair value.  These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $1.2 million as of June 30, 2022 and December 31, 2021.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2022.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,514	$3,460
Due after one year through five years	28,744	26,948
Due after five years through ten years	23,894	20,717
Due after ten years	13,781	11,105
Securities with contractual maturities	69,933	62,230
Asset-backed securities	23,885	22,845
Mortgage-backed securities	30,724	26,706
Commercial mortgage-backed securities	3,421	3,269
Collateralized mortgage obligations	4,464	4,157
Total debt securities	$132,427	$119,207

At June 30, 2022 and December 31, 2021, the Insurance Company Subsidiaries had $8.6 million and $8.5 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At June 30, 2022 and December 31, 2021, the Company had $81.2 million and $76.1 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

Level 2—Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets or liabilities at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  The Level 2 financial instruments also include our line of credit.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$7,574	$—	$7,574	$—
State and local government	23,172	—	23,172	—
Corporate debt	31,484	—	31,484	—
Asset-backed securities	22,845	—	22,845	—
Mortgage-backed securities	26,706	—	26,706	—
Commercial mortgage-backed securities	3,269	—	3,269	—
Collateralized mortgage obligations	4,157	—	4,157	—
Total debt securities	119,207	—	119,207	—
Equity Securities	537	255	282	—
Short-term investments	28,001	28,001	—	—
Total marketable investments measured at fair value	$147,745	$28,256	$119,489	$—

Investments measured at NAV:
Investment in limited partnership	453
Total assets measured at fair value	$148,198

Liabilities:
Senior Unsecured Notes *	$20,821	$—	$20,821	$—
Subordinated Notes *	11,517	—	—	11,517
Total Liabilities measured at fair value	$32,338	$—	$20,821	$11,517

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$20,720	$—	$20,720	$—
State and local government	30,429	—	30,429	—
Corporate debt	30,346	—	30,346	—
Asset-backed securities	28,438	—	28,438	—
Mortgage-backed securities	32,521	—	32,521	—
Commercial mortgage-backed securities	1,690	—	1,690	—
Collateralized mortgage obligations	5,639	—	5,639	—
Total debt securities	149,783	—	149,783	—
Equity securities	9,437	9,154	283	—
Short-term investments	23,013	23,013	—	—
Total marketable investments measured at fair value	$182,233	$32,167	$150,066	$—

Investments measured at NAV:
Investment in limited partnership	494
Total assets measured at fair value	$182,727

Liabilities:
Senior Unsecured Notes *	$24,118	$—	$24,118	$—
Subordinated Notes *	11,704	—	—	11,704
Total Liabilities measured at fair value	$35,822	$—	$24,118	$11,704

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 19.1% and 17.6% of the fair value of the total investment portfolio as of June 30, 2022 and December 31, 2021, respectively.

Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 80.6% and 82.1% of the fair value of the total investment portfolio as of June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, Level 3 is entirely comprised of the Company's subordinated debt.  In determining the fair value of the subordinated debt outstanding at June 30, 2022 and December 31, 2021, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then used in the model along with the June 30, 2022 and December 31, 2021 U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the six months ended June 30, 2022 and 2021.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$10,124	$12,459	$12,267	$12,243

Deferred policy acquisition costs	6,348	7,558	9,669	14,524
Amortization of policy acquisition costs	(5,725)	(6,896)	(11,189)	(13,646)
Net change	623	662	(1,520)	878

Balance at end of period	$10,747	$13,121	$10,747	$13,121

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gross reserves - beginning of period	$140,938	$118,676	$139,085	$111,270
Less: reinsurance recoverables on unpaid losses	(40,605)	(26,559)	(40,344)	(24,218)
Net reserves - beginning of period	100,333	92,117	98,741	87,052
Add: incurred losses and LAE, net of reinsurance:
Current period	12,727	11,716	25,224	25,300
Prior period	9,524	6,210	15,045	11,988
Total net incurred losses and LAE	22,251	17,926	40,269	37,288
Deduct: loss and LAE payments, net of reinsurance:
Current period	5,167	5,120	7,679	8,300
Prior period	14,190	9,895	28,104	21,012
Total net loss and LAE payments	19,357	15,015	35,783	29,312
Net reserves - end of period	103,227	95,028	103,227	95,028
Plus: reinsurance recoverables on unpaid losses	37,769	22,824	37,769	22,824
Gross reserves - end of period	$140,996	$117,852	$140,996	$117,852

The Company’s incurred losses during the three and six months ended June 30, 2022 included prior-year adverse reserve development of $9.5 million and $15.0 million, respectively.  Of the $9.5 million of adverse development, $4.3 million was related to 2018 and prior accident years, $3.6 million was related to the 2019 accident year, and $1.6 million was related to the 2020 accident year, substantially all attributable to the commercial lines of business.

Of the $15.0 million of adverse development for the six months ended June 30, 2022, $7.1 million was related to 2018 and prior accident years, $4.9 million was related to 2019 accident year, and $3.1 million was related to the 2020 accident year, substantially all attributable to the commercial lines of business.

The Company’s incurred losses during the three and six months ended June 30, 2021 included prior-year adverse reserve development of $6.2 million and $12.0 million, respectively.  Of the $6.2 million of adverse development, $1.9 million was related 2017 and prior accident years, $2.4 million was related to the 2018 accident year, and $1.9 million was related to the 2019 and 2020 accident years. Substantially all of the development was from the Company’s commercial lines of business.

Of the $12.0 million of adverse development for the six months ended June 30, 2021, $11.4 million was related to commercial lines, while $636,000 was related to personal lines. The adverse development was mostly attributable to the 2018 and 2017 and prior accident years.

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.  The Company ceded 40% of specific commercial liability risks in excess of $400,000, and 60% in excess of $300,000 in 2022. The Company primarily ceded all specific commercial liability risks in excess of $400,000 in 2021.  The Company ceded specific commercial property risks in excess of $300,000 in 2022. The Company ceded specific commercial property risks in excess of $200,000 in 2021.  The Company ceded homeowners specific risks in excess of $300,000 in both 2022 and 2021.

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

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Written premiums:
Direct	$26,311	$26,153	$51,107	$49,586
Assumed	11,107	8,828	19,275	15,768
Ceded	(10,152)	(6,449)	(25,095)	(12,339)
Net written premiums	$27,266	$28,532	$45,287	$53,015

Earned premiums:
Direct	$24,865	$22,607	$48,988	$43,597
Assumed	8,917	7,621	17,558	14,878
Ceded	(9,206)	(5,390)	(18,015)	(10,802)
Net earned premiums	$24,576	$24,838	$48,531	$47,673

Losses and LAE:
Direct	$17,472	$15,367	$30,538	$36,117
Assumed	11,503	48	18,911	6,829
Ceded	(6,724)	2,511	(9,180)	(5,658)
Net Losses and LAE	$22,251	$17,926	$40,269	$37,288

Some of the excess of loss treaties that renewed on December 31, 2021 and January 1, 2022, included ceding commissions equal to 40% of the ceded premiums.  The ceding commission is reflected as a reduction in acquisition costs and amounted to $2.1 million and $4.3 million for the three and six months ended June 30, 2022.  There were no ceding commissions on the excess of loss treaties during 2021.

7. Debt

As of June 30, 2022, the Company's debt is comprised of three instruments: $24.4 million of publicly traded senior unsecured notes which were issued in 2018, a $10.0 million line of credit which commenced in June 2018, and $10.5 million of privately placed subordinated notes.  A summary of the Company's outstanding debt is as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Senior unsecured notes	$24,056	$23,926
Subordinated notes	9,664	9,638
Total	$33,720	$33,564

Senior unsecured notes

The Company issued $25.3 million of public senior unsecured notes (the "Notes") in 2018.  The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

The Company did not repurchase any of the Notes for the three and six months ended June 30, 2022 and 2021.

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

As of June 30, 2022, the carrying value of the Notes and Subordinated Notes are offset by $325,000 and $836,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

The Subordinated Notes contain restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, risk-based capital ratios, and debt-to-total capital.  As of March 31, 2022, the Company was not in compliance with the tangible net worth and the debt-to-total capital financial covenants, principally due to changes in unrealized fair values of the bond portfolio resulting from the significant increase in the interest rate environment.  On May 9, 2022, the holders of the Subordinated Notes waived the March 31, 2022 tangible net worth and debt-to-total capital requirements and the agreement was amended to exclude changes in unrealized gains or losses in the debt securities investment portfolio of the Company subsequent to December 31, 2021, when calculating the debt covenant ratios.

As of June 30, 2022, the Company was not in compliance on the tangible net worth covenant of the Subordinated Notes.  On August 8, 2022, the holders of the Subordinated Notes waived the June 30, 2022 tangible net worth requirement.  The $5.0 million contribution to the Company on August 10, 2022 (see Note 14 ~ Subsequent Events), increased the net worth sufficiently to bring the Company back into compliance.  Management expects to be in compliance with all debt covenants in future periods.

Line of credit

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  On June 18, 2021, the line of credit was renewed with a maturity of December 1, 2022.  The line of credit contains restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, risk-based capital ratios, and debt-to-total capital.  As of March 31, 2022, the Company was not in compliance with the tangible net worth and the debt-to-total capital financial covenants of the line of credit.  On May 11, 2022, the holders of the line of credit waived the March 31, 2022 tangible net worth and total debt to capital requirements.

As of June 30, 2022, the Company had no balance outstanding on the line of credit but was not in compliance with the tangible net worth and debt-to-total capital debt covenants.  On August 8, 2022, the Company entered into an amendment with the Lender which waived the June 30, 2022 debt covenant requirements, eliminated the financial debt covenant requirements going forward and requires prior bank approval for any future draws on the line of credit.  Management expects to be in compliance with all debt covenants in future periods.

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

8. Shareholder’s Equity

       On May 11, 2022, the Company entered into a subscription agreement to issue $5.0 million of equity.  The Company received the $5.0 million of cash in the second quarter of 2022, however, pricing and terms were pending as of June 30, 2022.  The $5.0 million of cash was converted into 2,500,000 shares of common stock, at a price of $2.00 per share in August 2022.  See Note 14 ~ Subsequent Events, for further details.  Accordingly, the Company’s total equity is higher by $5.0 million as of the date of the filing of this Form 10-Q.

For the three months ended June 30, 2022, and 2021, the Company repurchased 1,493 and 2,307 shares of stock valued at approximately $3,000 and $7,000, respectively, related to the vesting of the Company’s restricted stock units. The Company made no repurchases of stock relating to the vesting of restricted stock units during the first quarters of 2022 and 2021. Upon the repurchase of the Company’s shares, the shares remain authorized, but not issued or outstanding.

As of June 30, 2022 and December 31, 2021, the Company had 9,715,324 and 9,707,817 issued and outstanding shares of common stock, respectively.  Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors.  The holders have no preemptive, conversion or subscription rights.

9. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$(9,397)	$(1,955)	$(2,110)	$912
Other comprehensive income (loss) before reclassifications, net of tax	(5,007)	394	(12,294)	(1,530)
Less: amounts reclassified from accumulated other comprehensive income (loss), net of tax	70	(902)	70	41
Net other comprehensive income (loss)	(5,077)	1,296	(12,364)	(1,571)
Balance at end of period	$(14,474)	$(659)	$(14,474)	$(659)

10. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(8,399)	$5,552	$(11,269)	$916

Weighted average common shares, basic and diluted *	9,712,602	9,686,631	9,710,223	9,684,193

Earnings (loss) per common share, basic and diluted	$(0.86)	$0.57	$(1.16)	$0.09

*

The non-vested shares of the restricted stock units and stock options were anti-dilutive as of June 30, 2022 and 2021.  Therefore, the basic and diluted weighted average common shares are equal for the three months and six months ended June 30, 2022 and 2021.

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

The Company recorded $29,000 and $108,000 of compensation expense related to the RSUs for the six months ended June 30, 2022 and 2021, respectively.  There were 10,000 unvested RSUs as of June 30, 2022, which will generate an estimated future expense of $44,000.

The Company recorded $67,000 and $25,000 of compensation expense related to the stock options for the six months ended June 30, 2022 and 2021, respectively.  There were 783,000 unvested options as of June 30, 2022, which will generate an estimated future expense of $729,000.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the co-chief operating decision makers in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s co-chief operating decision makers, the Co-Chief Executive Officers, review a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California. For the six months ended June 30, 2022 and 2021, gross written premiums attributable to these four states were 57.0% and 51.7%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended June 30, 2022	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$32,076	$5,342	$37,418	$—	$—	$—	$37,418

Net written premiums	$22,386	$4,880	$27,266	$—	$—	$—	$27,266

Net earned premiums	$20,784	$3,792	$24,576	$—	$—	$—	$24,576
Other income	67	26	93	1,064	147	(641)	663
Segment revenue	20,851	3,818	24,669	1,064	147	(641)	25,239

Losses and LAE, net	19,906	2,345	22,251	—	—	—	22,251
Policy acquisition costs	4,410	1,223	5,633	770	—	(678)	5,725
Operating expenses	3,508	484	3,992	274	204	—	4,470
Segment expenses	27,824	4,052	31,876	1,044	204	(678)	32,446

Segment gain (loss)	$(6,973)	$(234)	$(7,207)	$20	$(57)	$37	$(7,207)
Investment income					564		564
Net realized investment gains (losses)					(1,436)		(1,436)
Change in fair value of equity securities					317		317
Other gains (losses)					(1)		(1)
Interest expense					(727)		(727)
Income (loss) before equity earnings in Affiliate and income taxes	$(6,973)	$(234)	$(7,207)	$20	$(1,340)	$37	$(8,490)

Three months ended June 30, 2021	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$30,947	$4,034	$34,981	$—	$—	$—	$34,981

Net written premiums	$24,672	$3,860	$28,532	$—	$—	$—	$28,532

Net earned premiums	$22,188	$2,650	$24,838	$—	$—	$—	$24,838
Other income	52	44	96	1,971	28	(1,429)	666
Segment revenue	22,240	2,694	24,934	1,971	28	(1,429)	25,504

Losses and LAE, net	16,940	986	17,926	—	—	—	17,926
Policy acquisition costs	6,326	740	7,066	1,242	—	(1,412)	6,896
Operating expenses	2,852	391	3,243	816	283	—	4,342
Segment expenses	26,118	2,117	28,235	2,058	283	(1,412)	29,164

Segment gain (loss)	$(3,878)	$577	$(3,301)	$(87)	$(255)	$(17)	$(3,660)
Investment income					503		503
Net realized investment gains					1,060		1,060
Change in fair value of equity securities					(525)		(525)
Other gains					8,910		8,910
Interest expense					(732)		(732)
Income (loss) before equity earnings in Affiliate and income taxes	$(3,878)	$577	$(3,301)	$(87)	$8,961	$(17)	$5,556

Six months ended June 30, 2022	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$60,662	$9,720	$70,382	$—	$—	$—	$70,382

Net written premiums	$36,726	$8,561	$45,287	$—	$—	$—	$45,287

Net earned premiums	$41,308	$7,223	$48,531	$—	$—	$—	$48,531
Other income	138	32	170	2,176	294	(1,279)	1,361
Segment revenue	41,446	7,255	48,701	2,176	294	(1,279)	49,892

Losses and LAE, net	36,516	3,753	40,269	—	—	—	40,269
Policy acquisition costs	8,767	2,316	11,083	1,528	—	(1,422)	11,189
Operating expenses	6,669	886	7,555	566	509	—	8,630
Segment expenses	51,952	6,955	58,907	2,094	509	(1,422)	60,088

Segment gain (loss)	$(10,506)	$300	$(10,206)	$82	$(215)	$143	$(10,196)
Investment income					1,071		1,071
Net realized investment gains					(1,505)		(1,505)
Change in fair value of equity securities					597		597
Other gains					(6)		(6)
Interest expense					(1,438)		(1,438)
Income (loss) before equity earnings in Affiliate and income taxes	$(10,506)	$300	$(10,206)	$82	$(1,496)	$143	$(11,477)

Six months ended June 30, 2021	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$58,168	$7,186	$65,354	$—	$—	$—	$65,354

Net written premiums	$46,229	$6,786	$53,015	$—	$—	$—	$53,015

Net earned premiums	$42,894	$4,779	$47,673	$—	$—	$—	$47,673
Other income	108	84	192	3,697	71	(2,738)	1,222
Segment revenue	43,002	4,863	47,865	3,697	71	(2,738)	48,895

Losses and LAE, net	33,895	3,393	37,288	—	—	—	37,288
Policy acquisition costs	12,644	1,340	13,984	2,369	—	(2,707)	13,646
Operating expenses	5,807	740	6,547	1,560	584	—	8,691
Segment expenses	52,346	5,473	57,819	3,929	584	(2,707)	59,625

Segment gain (loss)	$(9,344)	$(610)	$(9,954)	$(232)	$(513)	$(31)	$(10,730)
Investment income					1,035		1,035
Net realized investment gains					3,984		3,984
Change in fair value of equity securities					(1,065)		(1,065)
Other gains					8,910		8,910
Interest expense					(1,453)		(1,453)
Income (loss) before equity earnings in Affiliate and income taxes	$(9,344)	$(610)	$(9,954)	$(232)	$10,898	$(31)	$681

14. Subsequent Events

On May 11, 2022, the Company entered into a subscription agreement to issue $5.0 million of equity.  While the cash was received by June 30, 2022, pricing and terms were still pending.  On August 10, 2022, the terms were finalized and the Company issued 2,500,000 shares of common stock at $2.00 per share.  The additional equity will increase the June 30, 2022 total shareholders’ equity from $17.0 million to $22.0 million.

One of the Company’s Insurance Company Subsidiaries borrowed $14.5 million from the Federal Home Loan Bank of Indiana on July 7, 2022.  It matures on January 9, 2023, and has a floating interest rate that was initially 1.93% per annum.  This fully-collateralized loan was drawn for short-term cash needs to avoid realized losses on a statutory accounting basis due to temporary market-timing issues caused by the recent fluctuations in the interest rate markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2022 and 2021

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

The assets sold included the customer accounts (mainly agency-related new and renewal rights) of substantially all of the personal lines business and a small subset of the commercial lines business underwritten by our Insurance Company

Subsidiaries, and all of the customer accounts Sycamore produced for third-party insurers.  The Venture Transaction included the transition of 21 employees from Conifer to Venture as well as necessary systems and office functions to operate the business.  Venture did not assume any in-force business or liabilities.  The business will transition to Venture as it produces new or renewal business effective July 1, 2021.  We expect our Insurance Company Subsidiaries will continue to underwrite substantially all of the business we sold to Venture that we underwrote prior to the transaction.  We expect Venture to be able to grow both the business we underwrite as well as the third-party business more effectively as a separate entity outside of Conifer.  As of June 30, 2022, the Company had a non-controlling 50% interest in Venture.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes.  We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  During the six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022.

Executive Overview

The Company reported $37.4 million of gross written premiums in the second quarter of 2022, representing a 7.0% increase as compared to the same period in 2021.  Our commercial lines gross written premiums increased by $1.1 million, or 3.6%, to $32.1 million in the second quarter of 2022, compared to $30.9 million for the same period in 2021.  Personal lines gross written premiums increased by $1.3 million, or 32.4%, to $5.3 million in the second quarter of 2022, compared to $4.0 million for the same period in 2021.

The Company reported $70.4 million of gross written premiums for the six months ended June 30, 2022, compared to $65.4 million for the same period in 2021.

The Company reported a net loss of $8.4 million, or $0.86 per share, and a net loss of $11.3 million, or $1.16 per share, for the three and six months ended June 30, 2022, respectively.  The Company reported net income of $5.6 million, or $0.57 per share, and net income of $916,000, or $0.09 per share, for the three and six months ended June 30, 2021, respectively.

Adjusted operating loss, a non-GAAP measure, was $7.3 million, or $0.75 per share for the three months ended June 30, 2022.  Adjusted operating loss was $10.4 million, or $1.07 per share for the six months ended June 30, 2022.  Adjusted operating loss, a non-GAAP measure, was $3.9 million, or $0.40 per share for the three months ended June 30, 2021. Adjusted operating loss was $10.9 million, or $1.13 per share for the six months ended June 30, 2021.

Our underwriting combined ratio was 129.2% and 121.0% for the three and six months ended June 30, 2022, compared to 113.2% and 120.8% for the three and six months ended June 30, 2021, respectively.

Results of Operations For The Three Months Ended June 30, 2022 and 2021

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Gross written premiums	$37,418	$34,981	$2,437	7.0%

Net written premiums	$27,266	$28,532	$(1,266)	(4.4%)

Net earned premiums	$24,576	$24,838	$(262)	(1.1)%
Other income	663	666	(3)	(0.5%)
Losses and loss adjustment expenses, net	22,251	17,926	4,325	24.1%
Policy acquisition costs	5,725	6,896	(1,171)	(17.0)%
Operating expenses	4,470	4,342	128	2.9%
Underwriting gain (loss)	(7,207)	(3,660)	(3,547)	*
Net investment income	564	503	61	12.1%
Net realized investment gains (losses)	(1,436)	1,060	(2,496)	*
Change in fair value of equity securities	317	(525)	842	*
Other gains (losses)	(1)	8,910	(8,911)	*
Interest expense	727	732	(5)	(0.7)%
Income (loss) before equity earnings in Affiliate, net of tax	(8,490)	5,556	(14,046)	*
Equity earnings in Affiliate, net of tax	93	180	(87)	*
Income tax expense	2	184	(182)	*
Net income (loss)	$(8,399)	$5,552	$(13,951)	*

Book value per common share outstanding	$1.75	$4.53

Underwriting Ratios:
Loss ratio (1)	90.2%	71.9%
Expense ratio (2)	39.0%	41.3%
Combined ratio (3)	129.2%	113.2%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the three months ended June 30, 2022 and 2021 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Gross written premiums
Commercial lines	$32,076	$30,947	$1,129	3.6%
Personal lines	5,342	4,034	1,308	32.4%
Total	$37,418	$34,981	$2,437	7.0%

Net written premiums
Commercial lines	$22,386	$24,672	$(2,286)	(9.3)%
Personal lines	4,880	3,860	1,020	26.4%
Total	$27,266	$28,532	$(1,266)	(4.4)%

Net earned premiums
Commercial lines	$20,784	$22,188	$(1,404)	(6.3)%
Personal lines	3,792	2,650	1,142	43.1%
Total	$24,576	$24,838	$(262)	(1.1)%

Gross written premiums increased $2.4 million, or 7.0%, to $37.4 million for the three months ended June 30, 2022, as compared to $35.0 million for the same period in 2021.

Commercial lines gross written premiums increased $1.1 million, or 3.6%, to $32.1 million in the second quarter of 2022, as compared to $30.9 million for the second quarter of 2021.

Personal lines gross written premiums increased $1.3 million, or 32.4%, to $5.3 million in the second quarter of 2022, as compared to $4.0 million for the same period in 2021.  The increased gross written premiums were due to $950,000 of premium growth in the Company’s low-value dwelling book of business.

Net written premiums decreased $1.3 million, or 4.4%, to $27.3 million for the three months ended June 30, 2022, as compared to $28.5 million for the same period in 2021.  The Company entered into new specific loss reinsurance treaties on December 31, 2021 and January 1, 2022, which included a 40% ceding commission.  This increased ceded written premiums by $2.2 million in the second quarter of 2022.  There was no ceding commission on excess of loss treaties during 2021.  Ceded earned premiums also increased due to the new treaties by $2.1 million.  The increase in ceded earned premiums was offset by the same increase in ceding commissions, which reduced acquisition costs.  Ceded earned premiums also increased by $950,000 in the second quarter of 2022 as compared to 2021 due to growth in umbrella insurance premiums which are 94.0% ceded under existing quota share reinsurance agreements.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Other income also includes the interest income from the $6.0 million promissory note receivable from Venture relating to the Venture Transaction.  Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies.  All of the third-party business was sold to Venture at June 30, 2021.  Accordingly, other income from that business will diminish over the next few quarters as it transitions over to Venture, and will ultimately no longer occur.  Other income remained consistent quarter-over-quarter and was $663,000 and $666,000 for the three months ended June 30, 2022 and June 30, 2021, respectively.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended June 30, 2022 and 2021 (dollars in thousands).

Three months ended June 30, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$10,650	$2,077	$12,727
Net (favorable) adverse development	9,256	268	9,524
Calendar year net losses and LAE	$19,906	$2,345	$22,251

Accident year loss ratio	51.1%	54.4%	51.6%
Net (favorable) adverse development	44.4%	7.0%	38.6%
Calendar year loss ratio	95.5%	61.4%	90.2%

Three months ended June 30, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$10,754	$962	$11,716
Net (favorable) adverse development	6,186	24	6,210
Calendar year net losses and LAE	$16,940	$986	$17,926

Accident year loss ratio	48.4%	35.7%	47.0%
Net (favorable) adverse development	27.8%	0.9%	24.9%
Calendar year loss ratio	76.2%	36.6%	71.9%

Net losses and LAE increased by $4.3 million, or 24.1%, to $22.3 million during the second quarter of 2022, compared to $17.9 million for the same period in 2021.  The increase in losses was driven by adverse development in the commercial lines of business that occurred during the second quarter of 2022, of which $4.3 million, $3.6 million, and $1.6 million occurred in the 2018 and prior, 2019 and 2020 accident years, respectively.

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

The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2022	2021
Commercial Lines
Policy acquisition costs	21.2%	28.4%
Operating expenses	16.8%	12.8%
Total	38.0%	41.2%
Personal Lines
Policy acquisition costs	32.0%	27.5%
Operating expenses	12.7%	14.5%
Total	44.7%	42.0%
Total Underwriting
Policy acquisition costs	22.8%	28.3%
Operating expenses	16.2%	13.0%
Total	39.0%	41.3%

Our expense ratio decreased by 2.3 percentage points in the second quarter of 2022 as compared to the same period in 2021.  The decrease was largely due to a reduction in policy acquisition costs attributable to $2.1 million of ceding commission from new excess of loss reinsurance treaties.  There were no ceding commissions on excess of loss treaties in 2021.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceding commissions from reinsurers.  The percentage of policy acquisition costs to net earned premiums and other income decreased by 5.5%, from 28.3% in the second quarter of 2021, to 22.8% for the same period in 2022, mostly due to the new ceding commission mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other underwriting income increased by 3.2% during the second quarter of 2022 to 16.2%, compared to 13.0% for the same period in 2021.  While overall operating expenses were fairly consistent quarter-over-quarter, the new excess of loss reinsurance treaties with the ceding commission drove net earned premiums lower, resulting in a slightly higher operating expense ratio.

The personal lines operating expense ratio was lower in the second quarter of 2022 due to significant growth in premium volume on substantially the same operating expense base.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the three months ended June 30, 2022 and 2021 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended June 30,
	2022	2021	$ Change
Commercial Lines	$(6,973)	$(3,878)	$(3,095)
Personal Lines	(234)	577	(811)
Total Underwriting	(7,207)	(3,301)	(3,906)
Wholesale Agency	20	(87)	107
Corporate	(57)	(255)	198
Eliminations	37	(17)	54
Total segment gain (loss)	$(7,207)	$(3,660)	$(3,547)

Results of Operations For The Six Months Ended June 30, 2022 and 2021

The following table summarizes our operating results for the periods indicated (dollars in thousands):

	Six months ended June 30,
	2022	2021	$ Change	% Change
Gross written premiums	$70,382	$65,354	$5,028	7.7%

Net written premiums	$45,287	$53,015	$(7,728)	(14.6)%

Net earned premiums	$48,531	$47,673	$858	1.8%
Other income	1,361	1,222	139	11.4%
Losses and loss adjustment expenses, net	40,269	37,288	2,981	8.0%
Policy acquisition costs	11,189	13,646	(2,457)	(18.0)%
Operating expenses	8,630	8,691	(61)	(0.7)%
Underwriting gain (loss)	(10,196)	(10,730)	534	5.0%
Net investment income	1,071	1,035	36	3.5%
Net realized investment gains	(1,505)	3,984	(5,489)	*
Change in fair value of equity securities	597	(1,065)	1,662	*
Other gains	(6)	8,910	(8,916)	*
Interest expense	1,438	1,453	(15)	(1.0)%
Income (loss) before equity earnings in Affiliate and income taxes	(11,477)	681	(12,158)	*
Equity earnings in Affiliate, net of tax	169	428	(259)	*
Income tax expense	(39)	193	(232)	*
Net income (loss)	$(11,269)	$916	$(12,185)	*

Book value per common share outstanding	$1.75	$4.53

Underwriting Ratios:
Loss ratio (1)	82.7%	77.9%
Expense ratio (2)	38.3%	42.9%
Combined ratio (3)	121.0%	120.8%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six months ended June 30,
	2022	2021	$ Change	% Change
Gross written premiums
Commercial lines	$60,662	$58,168	$2,494	4.3%
Personal lines	9,720	7,186	2,534	35.3%
Total	$70,382	$65,354	$5,028	7.7%
Net written premiums
Commercial lines	$36,726	$46,229	$(9,503)	(20.6)%
Personal lines	8,561	6,786	1,775	26.2%
Total	$45,287	$53,015	$(7,728)	(14.6)%
Net earned premiums
Commercial lines	$41,308	$42,894	$(1,586)	(3.7)%
Personal lines	7,223	4,779	2,444	51.1%
Total	$48,531	$47,673	$858	1.8%

Gross written premiums increased $5.0 million, or 7.7%, to $70.4 million for the six months ended June 30, 2022, as compared to $65.4 million for the same period in 2021.

Commercial lines gross written premiums increased $2.5 million, or 4.3%, to $60.7 million for the six months ended June 30, 2022, as compared to $58.2 million in the same period of 2021.  The increase was due to $4.0 million of premium growth in the Company’s small business programs, partially offset by a $1.5 million reduction of gross written premium in the Company’s hospitality programs.

Personal lines gross written premiums increased $2.5 million, or 35.3%, to $9.7 million for the six months ended June 30, 2022, as compared to $7.2 million for the same period in 2021.  The increased gross written premiums were due to $2.0 million of premium growth in the Company’s low-value dwelling book of business.

Net written premiums decreased $7.7 million, or 14.6%, to $45.3 million for the six months ended June 30, 2022, as compared to $53.0 million for the same period in 2021.  The Company entered into new specific loss reinsurance treaties on December 31, 2021 and January 1, 2022, which included a 40% ceding commission.  This increased ceded written premiums by approximately $6.6 million for the six months ended June 30, 2022.  There was no ceding commission on excess of loss treaties during 2021.  Ceded earned premiums also increased due to the new treaties by $4.3 million.  The increase in ceded earned premiums was offset by the same increase in ceding commissions, which reduced acquisition costs.  Ceded earned premiums also increased by $7.2 million for the six months ended June 30, 2022, as compared to the same period in 2021 due to growth in umbrella insurance premiums which are 94.0% ceded under existing quota share reinsurance agreements.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Other income also includes the interest income from the $6.0 million promissory note receivable from Venture relating to the Venture Transaction.  Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies.  All of the third-party business was sold to Venture at June 30, 2021.  Accordingly, other income from that business will diminish over the next few quarters as it transitions over to Venture, and will ultimately no longer occur.  Other income for the six months ended June 30, 2022, increased by $139,000, or 11.4%, to $1.4 million as compared to $1.2 million for the same period in 2021.  Other income relating to installment billings and policy issuance costs was lower in the first six months of 2022, as the business that was sold to Venture at June 30, 2021, no longer produces other income for the Company.  This was more than offset by an increase in the interest income of $210,000 for the six months ended June 30, 2022, from the $6.0 promissory note receivable from Venture from the Venture Transaction.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the six months ended June 30, 2022 and 2021 (dollars in thousands).

Six months ended June 30, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$21,520	$3,704	$25,224
Net (favorable) adverse development	14,996	49	15,045
Calendar year net losses and LAE	$36,516	$3,753	$40,269

Accident year loss ratio	52.0%	51.1%	51.8%
Net (favorable) adverse development	36.1%	0.6%	30.9%
Calendar year loss ratio	88.1%	51.7%	82.7%

Six months ended June 30, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$22,543	$2,757	$25,300
Net (favorable) adverse development	11,352	636	11,988
Calendar year net losses and LAE	$33,895	$3,393	$37,288

Accident year loss ratio	52.4%	56.7%	52.9%
Net (favorable) adverse development	26.4%	13.1%	25.0%
Calendar year loss ratio	78.8%	69.8%	77.9%

Net losses and LAE decreased by $3.0 million, or 8.0%, to $40.3 million for the six months ended June 30, 2022, compared to $37.3 million for the same period in 2021.  The increase in losses was driven by adverse development that occurred during the first six months of 2022.  The Company experienced $15.0 million of adverse development for the six months ended June 30, 2022, as compared to $12.0 million of adverse development for the same period in 2021.

Of the $15.0 million of adverse development experienced in the first six months of 2022, $7.1 million was related to 2018 and prior accident years, $4.9 million was related to the 2019 accident year, and $3.1 million was related to the 2020 accident year.  Substantially all of the $15.0 million of adverse development was related to the Company’s commercial lines of business.

Net losses and LAE increased were $37.3 million for the six months ended June 30, 2021.  The Company experienced $2.0 million of catastrophe losses, net of reinsurance recoverables, during the first quarter of 2021 from Winter Storm Uri. The Company also experienced $12.0 million of adverse development for the six months ended June 30, 2021, which increased losses further. Of the $12.0 million in adverse development, $11.4 million was related to commercial lines, while $636,000 was related to personal lines. The adverse development was mostly attributable to the 2018 and 2017 and prior accident years.

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

The table below provides the expense ratio by major component.

	Six months ended June 30,
	2022	2021
Commercial Lines
Policy acquisition costs	21.1%	29.4%
Operating expenses	16.1%	13.5%
Total	37.2%	42.9%
Personal Lines
Policy acquisition costs	31.9%	27.6%
Operating expenses	12.2%	15.2%
Total	44.1%	42.8%
Total Underwriting
Policy acquisition costs	22.8%	29.2%
Operating expenses	15.5%	13.7%
Total	38.3%	42.9%

Our expense ratio decreased by 4.6 percentage points for the six months ended June 30, 2022, as compared to the same period in 2021.  The decrease was largely due to a reduction in policy acquisition costs attributable to $4.3 million of ceding commission from new excess of loss reinsurance treaties.  There were no commissions on excess of loss treaties in 2021.  The expense ratio also decreased as a result of a $836,000 increase in underwriting revenue for the six months ended June 30, 2022, as compared to the same period in 2021, while operating expenses were slightly higher in 2022.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  The percentage of policy acquisition costs to net earned premiums and other income decreased by 6.4%, from 29.2% in the first six months of 2021, to 22.8% for the same period in 2022, mostly due to the new ceding commission mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other underwriting income increased by 1.8% to 15.5% for the six months ended June 30, 2022, as compared to 13.7% for the same period in 2021.  The new excess of loss reinsurance treaties with the ceding commission drove net earned premiums lower, resulting in a slightly higher operating expense ratio.

The personal lines operating expense ratio was lower for the six months ended June 30, 2022 due to significant growth in premium volume on substantially the same operating expense base.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the six months ended June 30, 2022 and 2021 (dollars in thousands):

Segment Gain (Loss)

	Six months ended June 30,
	2022	2021	$ Change
Commercial Lines	$(10,506)	$(9,344)	$(1,162)
Personal Lines	300	(610)	910
Total Underwriting	(10,206)	(9,954)	(252)
Wholesale Agency	82	(232)	314
Corporate	(215)	(513)	298
Eliminations	143	(31)	174
Total segment gain (loss)	$(10,196)	$(10,730)	$534

Liquidity and Capital Resources

Sources and Uses of Funds

At June 30, 2022, we had $41.1 million in cash, cash equivalents and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  There were no dividends paid from our Insurance Company Subsidiaries during the six months ended June 30, 2022 and 2021.

Cash Flows

Operating Activities. Cash used in operating activities for the six months ended June 30, 2022 was $15.5 million compared to $4.5 million for the same period in 2021.  The $11.0 million increase was primarily due to a $8.1 million increase in ceded premiums paid during the six months ended June 30, 2022, compared to the same period in 2021.  This was due to the new specific commercial liability treaty the Company entered into as of December 31, 2021, which includes a 40% ceding commission.  The increase in ceded premiums paid was offset by a $5.1 million decrease in acquisition costs paid for the six months ended June 30, 2022, compared to the same period in 2021.  This decrease was also related to the new specific commercial liability treaty the Company entered into on December 31, 2021.  There was also an $8.5 million increase in paid losses as the Company has accelerated closing claims which resulted in a significant decline in outstanding cases.

Investing Activities.  Cash provided by investing activities for the six months ended June 30, 2022 was $13.7 million, compared to $4.9 million in the same period in 2021.  The $8.8 million increase of cash provided by investing activities was driven by a $46.4 million increase in the sales of investment during the first six months of 2022, compared to the same period in 2021.  This was offset by an increase of $39.0 million increase in the purchases of investment for the six months ended June 30, 2022, compared to the same period in 2021.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2022 was $5.0 million compared to $4.0 million of cash used in the same period in 2021.  The $9.0 million increase was driven by the Company paying down a net amount of $0 on the line of credit during the first six months of 2022, compared to the Company paying down a net amount of $4.0 million during the first six months of 2021.  The Company also received proceeds of $5.0 million of common equity which was effective on August 10, 2022.  The was no balance outstanding on the line of credit as of June 30, 2022.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators.  These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP.  The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $58.0 million and $63.9 million at June 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(8,399)	$5,552	$(11,269)	$916
Exclude:
Net realized investment gains (losses), net of tax	(1,436)	1,060	(1,505)	3,984
Other gains (losses), net of tax	(1)	8,910	(6)	8,910
Change in fair value of equity securities, net of tax	317	(525)	597	(1,065)
Adjusted operating income (loss)	$(7,279)	$(3,893)	$(10,355)	$(10,913)

Weighted average common shares diluted	9,712,602	9,686,631	9,710,223	9,684,193
Diluted income (loss) per common share:
Net income (loss)	$(0.86)	$0.57	$(1.16)	$0.09
Exclude:
Net realized investment gains (losses), net of tax	(0.14)	0.11	(0.15)	0.41
Other gains (losses), net of tax	—	0.92	—	0.92
Change in fair value of equity securities, net of tax	0.03	(0.06)	0.06	(0.11)
Adjusted operating income (loss) per share	$(0.75)	$(0.40)	$(1.07)	$(1.13)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2022. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At June 30, 2022, the fair value of our investment portfolio, excluding cash and cash equivalents, was $148.2 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The effective duration of our portfolio as of June 30, 2022 and December 31, 2021 was 3.5 and 3.6 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of June 30, 2022.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of June 30, 2022	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$137,669	$(9,539)	(6.48)%	(43.40)%
100 basis point increase	142,247	(4,961)	(3.37)%	(22.57)%
No change	147,208	—	—	—
100 basis point decrease	152,552	5,344	3.63%	24.31%
200 basis point decrease	158,116	10,908	7.41%	49.63%

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

At June 30, 2022, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $61.3 million.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2022. Based on such evaluations, the Co-Chief Executive Officers and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Co-Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2022, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 10, 2022.

ITEM 5.  OTHER INFORMATION

(a)	Unregistered sales of Equity Securities and Use of Proceeds after June 30, 2022

On May 9, 2022, the Company’s Board of Directors authorized a subscription agreement for a private placement stock purchase offering wherein the Company was authorized to sell a maximum of $5.0 million of the Company’s common stock, no par value per share, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D as promulgated under the Securities Act and in accordance with applicable federal securities laws.. The participants in the private placement consisted mainly of members of the Company's Board of Directors.

Under this private placement offering, the Company issued $5.0 million of common equity consisting of 2,500,000 shares at a price of $2.00 per share on August 10, 2022.  The Company's common stock closing market price on the Nasdaq Stock Market on August 9, 2022, was $1.51 per share. The offering was made to accredited investors only. No commissions or other remuneration were paid in connection with the issuance. The actual timing, number and value of shares to be issued under the private placement offering was determined by management in its discretion and depended on a number of factors, including the market price of the Company’s stock, general marketing conditions, and other factors. The Company used the proceeds for growth capital in the Company's specialty core commercial business segments.

(b)	Amendment of Line of Credit after June 30, 2022

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  On June 18, 2021, the line of credit was renewed with a maturity of December 1, 2022.  As of June 30, 2022, the Company had no balance outstanding on the line of credit but was out of compliance on the tangible net worth and debt-to-total capital debt covenants on the line of credit.  On August 8, 2022, the Company entered into an amendment with the Lender which waived the June 30, 2022 debt covenant breaches, eliminated the financial debt covenant requirements going forward and requires prior bank approval for any future draws on the line of credit.

(c)	Federal Home Loan Bank of Indiana Loan

One of the Company’s Insurance Company Subsidiaries borrowed $14.5 million from the Federal Home Loan Bank of Indiana on July 7, 2022.  See Note 14 ~ Subsequent Events for more information.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.29	Six Amendment to Credit Agreement dated as of August 8, 2022 between the Company and the Huntington National Bank

31.1	Section 302 Certification — Co-CEO

31.2	Section 302 Certification — Co-CEO

31.3	Section 302 Certification — CFO

32.1*	Section 906 Certification — Co-CEO

32.2*	Section 906 Certification — Co-CEO

32.3*	Section 906 Certification — CFO

101.INS	inline XBRL Instance Document

101.SCH	inline XBRL Taxonomy Extension Schema Document

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	inline XBRL Taxonomy Extension Label Linkbase

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

Dated: August 10, 2022