Form 10-Q
period 2022-09-30
Conifer Holdings, Inc.
filed 2022-11-09
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-37536

Conifer Holdings, Inc.

(Exact name of registrant as specified in its charter)

Michigan	27-1298795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 West Big Beaver Road, Suite 200
Troy, Michigan	48084
(Address of principal executive offices)	(Zip code)

(248) 559-0840

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	CNFR	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 9, 2022, was 12,216,324.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $129,372 and $150,732, respectively)	$111,847	$149,783
Equity securities, at fair value (cost of $1,906 and $10,972, respectively)	1,312	9,931
Short-term investments, at fair value	30,562	23,013
Total investments	143,721	182,727

Cash and cash equivalents	35,413	9,913
Premiums and agents' balances receivable, net	21,856	21,197
Receivable from Affiliate	5,862	5,784
Reinsurance recoverables on unpaid losses	41,749	40,344
Reinsurance recoverables on paid losses	2,489	1,347
Prepaid reinsurance premiums	15,333	8,301
Deferred policy acquisition costs	10,483	12,267
Other assets	9,096	8,524
Total assets	$286,002	$290,404

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$144,557	$139,085
Unearned premiums	67,792	65,269
Reinsurance premiums payable	3,352	5,318
Debt	48,298	33,564
Accounts payable and accrued expenses	5,838	6,665
Total liabilities	269,837	249,901

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,215,324 and 9,707,817 issued and outstanding, respectively)	97,857	92,692
Accumulated deficit	(62,871)	(50,079)
Accumulated other comprehensive income (loss)	(18,821)	(2,110)
Total shareholders' equity	16,165	40,503
Total liabilities and shareholders' equity	$286,002	$290,404

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue and Other Income
Premiums
Gross earned premiums	$34,401	31,770	$100,947	$90,245
Ceded earned premiums	(9,443)	(6,829)	(27,458)	(17,631)
Net earned premiums	24,958	24,941	73,489	72,614
Net investment income	860	514	1,931	1,549
Net realized investment gains (losses)	—	(101)	(1,505)	3,883
Change in fair value of equity securities	(151)	(2,169)	446	(3,234)
Other gains (losses)	66	2,778	60	11,688
Other income	603	752	1,964	1,974
Total revenue and other income	26,336	26,715	76,385	88,474

Expenses
Losses and loss adjustment expenses, net	16,671	16,159	56,940	53,447
Policy acquisition costs	6,230	7,173	17,419	20,819
Operating expenses	4,380	4,077	13,010	12,768
Interest expense	778	701	2,216	2,154
Total expenses	28,059	28,110	89,585	89,188

Income (loss) before equity earnings in Affiliate and income taxes	(1,723)	(1,395)	(13,200)	(714)
Equity earnings in Affiliate, net of tax	199	184	368	612
Income tax expense (benefit)	(1)	(2)	(40)	191

Net income (loss)	$(1,523)	$(1,209)	$(12,792)	$(293)

Earnings (loss) per common share, basic and diluted	$(0.14)	$(0.12)	$(1.26)	$(0.03)

Weighted average common shares outstanding, basic and diluted	11,101,194	9,692,150	10,178,975	9,686,874

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,523)	$(1,209)	$(12,792)	$(293)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(4,347)	(570)	(16,641)	(2,100)
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	(4,347)	(570)	(16,641)	(2,100)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	44	70	85
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	—	44	70	85

Other comprehensive income (loss)	(4,347)	(614)	(16,711)	(2,185)

Total comprehensive income (loss)	$(5,870)	$(1,823)	$(29,503)	$(2,478)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at June 30, 2022	9,715,324	$92,799	$(61,348)	$(14,474)	$16,977
Net income (loss)	—	—	(1,523)	—	(1,523)
Repurchase of common stock	—	—	—	—	—
Issuance of common stock private placement	2,500,000	5,000	—	—	5,000
Stock-based compensation expense	—	58	—	—	58
Other comprehensive income (loss)	—	—	—	(4,347)	(4,347)
Balances at September 30, 2022	12,215,324	$97,857	$(62,871)	$(18,821)	$16,165

Balances at June 30, 2021	9,689,421	$92,612	$(48,069)	$(659)	$43,884
Net income (loss)	—	—	(1,209)	—	(1,209)
Repurchase of common stock	(1,240)	(4)	—	—	(4)
Stock-based compensation expense	17,975	51	—	—	51
Other comprehensive income (loss)	—	—	—	(614)	(614)
Balances at September 30, 2021	9,706,156	$92,659	$(49,278)	$(1,273)	$42,108

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	9,707,817	$92,692	$(50,079)	$(2,110)	$40,503
Net income (loss)	—	—	(12,792)	—	(12,792)
Repurchase of common stock	(1,493)	11	—	—	11
Issuance of common stock private placement	2,500,000	5,000	—	—	5,000
Stock-based compensation expense	9,000	154	—	—	154
Other comprehensive income (loss)	—	—	—	(16,711)	(16,711)
Balances at September 30, 2022	12,215,324	$97,857	$(62,871)	$(18,821)	$16,165

Balances at December 31, 2020	9,681,728	$92,486	$(48,985)	$912	$44,413
Net income (loss)	—	—	(293)	—	(293)
Repurchase of common stock	(3,547)	(11)	—	—	(11)
Stock-based compensation expense	27,975	184	—	—	184
Other comprehensive income (loss)	—	—	—	(2,185)	(2,185)
Balances at September 30, 2021	9,706,156	$92,659	$(49,278)	$(1,273)	$42,108

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(12,792)	$(293)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of agency business	—	(8,910)
Depreciation and amortization	306	320
Amortization of bond premium and discount, net	292	388
Net realized investment (gains) losses	1,505	(3,917)
Change in fair value of equity securities	(446)	3,234
Stock-based compensation expenses	154	184
Equity earnings in Affiliate, net of tax	(368)	(612)
Other gains/losses	93	(2,728)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(737)	(2,022)
Reinsurance recoverables	(2,547)	(1,040)
Prepaid reinsurance premiums	(7,032)	(2,909)
Deferred policy acquisition costs	1,784	(1,368)
Other assets	(469)	408
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	5,472	8,584
Unearned premiums	2,523	8,812
Reinsurance premiums payable	(1,966)	750
Accounts payable and other liabilities	137	(869)
Net cash provided by (used in) operating activities	(14,091)	(1,988)
Cash Flows From Investing Activities
Purchase of investments	(234,620)	(149,486)
Proceeds from maturities and redemptions of investments	17,638	17,859
Proceeds from sales of investments	237,062	135,591
Proceeds from sale of agency business	—	1,000
Dividends from Affiliate	—	900
Other purchases	—	(531)
Purchases of property and equipment	—	(20)
Net cash provided by (used in) investing activities	20,080	5,313
Cash Flows From Financing Activities
Proceeds from issuance of common stock	5,000	—
Repurchase of common stock	11	(11)
Borrowings under line of credit	5,000	3,000
Borrowings under Federal Home Loan Bank of Indianapolis	14,500	—
Repayment of borrowings under debt arrangements	(5,000)	(7,000)
Net cash provided by (used in) financing activities	19,511	(4,011)
Net increase (decrease) in cash	25,500	(686)
Cash at beginning of period	9,913	8,193
Cash at end of period	$35,413	$7,507
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,196	$2,183
Income taxes paid (refunded), net	(12)	140
Note receivable from sale of agency business	—	9,000
Payable from purchase of agency	—	520

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

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), and Sycamore Insurance Agency, Inc. ("Sycamore").  CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Conifer Holdings, Inc. is referred to as the "Parent Company."  Sycamore owns a 50% non-controlling interest in Venture Agency Holdings, Inc. (“Venture” or “Affiliate”).

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

The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results expected for the year ended December 31, 2022.

Business

The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into three types of insurance businesses: commercial lines, personal lines, and agency business. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in all 50 states in the United States of America (“U.S.”). The Company’s corporate headquarters are located in Troy, Michigan with additional office facilities in Florida and Michigan.

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

2. Investments

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at September 30, 2022 and December 31, 2021, were as follows (dollars in thousands):

	September 30, 2022
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$7,830	$—	$(367)	$7,463
State and local government	25,661	—	(4,516)	21,145
Corporate debt	35,544	—	(5,398)	30,146
Asset-backed securities	22,896	—	(1,173)	21,723
Mortgage-backed securities	29,772	—	(5,442)	24,330
Commercial mortgage-backed securities	3,418	—	(181)	3,237
Collateralized mortgage obligations	4,251	—	(448)	3,803
Total debt securities available for sale	$129,372	$—	$(17,525)	$111,847

	December 31, 2021
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$20,723	$74	$(77)	$20,720
State and local government	30,063	555	(189)	30,429
Corporate debt	30,808	88	(550)	30,346
Asset-backed securities	28,652	10	(224)	28,438
Mortgage-backed securities	33,178	105	(762)	32,521
Commercial mortgage-backed securities	1,659	31	0	1,690
Collateralized mortgage obligations	5,649	35	(45)	5,639
Total debt securities available for sale	$150,732	$898	$(1,847)	$149,783

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2022
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	9	$3,746	$(161)	4	$3,717	$(206)	13	$7,463	$(367)
State and local government	93	16,323	(3,165)	32	4,518	(1,351)	125	20,841	(4,516)
Corporate debt	42	16,035	(2,568)	28	14,111	(2,830)	70	30,146	(5,398)
Asset-backed securities	16	8,267	(162)	12	13,456	(1,011)	28	21,723	(1,173)
Mortgage-backed securities	60	4,947	(780)	9	19,347	(4,662)	69	24,294	(5,442)
Commercial mortgage-backed securities	4	3,212	(181)	—	—	—	4	3,212	(181)
Collateralized mortgage obligations	26	2,397	(239)	7	1,370	(209)	33	3,767	(448)
Total debt securities available for sale	250	$54,927	$(7,256)	92	$56,519	$(10,269)	342	$111,446	$(17,525)

	December 31, 2021
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	6	$10,323	$(47)	1	$4,728	$(30)	7	$15,051	$(77)
State and local government	41	8,875	(172)	4	446	(17)	45	9,321	(189)
Corporate debt	41	22,748	(505)	1	705	(45)	42	23,453	(550)
Asset-backed securities	24	24,305	(219)	2	1,893	(5)	26	26,198	(224)
Mortgage-backed securities	12	27,034	(762)	—	—	—	12	27,034	(762)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	10	2,638	(45)	2	29	—	12	2,667	(45)
Total debt securities available for sale	134	$95,923	$(1,750)	10	$7,801	$(97)	144	$103,724	$(1,847)

The Company analyzed its investment portfolio in accordance with its other-than-temporary impairment ("OTTI") review procedures and determined the Company did not need to record a credit-related OTTI loss in net income, nor recognize a non-credit related OTTI loss in other comprehensive income for the nine months ended September 30, 2022 and 2021.

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Debt securities	$636	$562	$1,814	$1,716
Equity securities	3	63	41	166
Cash, cash equivalents and short-term investments	279	1	316	2
Total investment income	918	626	2,171	1,884
Investment expenses	(58)	(112)	(240)	(335)
Net investment income	$860	$514	$1,931	$1,549

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Debt securities:
Gross realized gains	$—	$2	$6	$29
Gross realized losses	—	—	(155)	(6)
Total debt securities	—	2	(149)	23
Equity securities:
Gross realized gains	$—	55	375	4,063
Gross realized losses	—	(158)	(1,731)	(203)
Total equity securities	—	(103)	(1,356)	3,860
Total net realized investment gains (losses)	$—	$(101)	$(1,505)	$3,883

Proceeds from available-for-sale debt securities were $29.3 million and $25.6 million for the nine months ended September 30, 2022 and 2021, respectively.

There were no gross realized gains or losses from the sale of available-for-sale debt securities for the three months ended September 30, 2022.  The gross realized gains and losses from the sale of available-for-sale debt securities for the nine months ended September 30, 2022, were $5,000 and $155,000, respectively.

There were no gross realized gains or losses from the sales of available-for-sale securities for the three months ended September 30, 2021.  The gross realized gains and losses from the sales of available-for-sale debt securities for the nine months ended September 30, 2021, were $27,000 and $6,000, respectively.

As of September 30, 2022 and 2021, there were $0 and $43,000 of payables from securities purchased, respectively.  There were $0 and $3,000 of receivables from securities sold as of September 30, 2022, and 2021, respectively.

The Company’s gross unrealized losses related to its equity investments were $595,000 and $1.0 million as of September 30, 2022 and December 31, 2021, respectively.  The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price.  We review these investments for impairment during each reporting period.  There were no impairments or observable changes in price recorded during 2022 related to the Company's equity securities without readily determinable fair value.  These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $1.7 million as of September 30, 2022 and $1.2 million as of December 31, 2021.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2022.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,955	$3,886
Due after one year through five years	28,544	25,944
Due after five years through ten years	23,584	19,261
Due after ten years	12,952	9,663
Securities with contractual maturities	69,035	58,754
Asset-backed securities	22,896	21,723
Mortgage-backed securities	29,772	24,330
Commercial mortgage-backed securities	3,418	3,237
Collateralized mortgage obligations	4,251	3,803
Total debt securities	$129,372	$111,847

At September 30, 2022 and December 31, 2021, the Insurance Company Subsidiaries had $7.9 million and $8.5 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments.  At September 30, 2022 and December 31, 2021, the Company had $99.9 million and $76.1 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements.  There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, classified by the valuation hierarchy as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$7,463	$—	$7,463	$—
State and local government	21,145	—	21,145	—
Corporate debt	30,146	—	30,146	—
Asset-backed securities	21,723	—	21,723	—
Mortgage-backed securities	24,330	—	24,330	—
Commercial mortgage-backed securities	3,237	—	3,237	—
Collateralized mortgage obligations	3,803	—	3,803	—
Total debt securities	111,847	—	111,847	—
Equity Securities	947	190	757	—
Short-term investments	30,562	30,562	—	—
Total marketable investments measured at fair value	$143,356	$30,752	$112,604	$—

Investments measured at NAV:
Investment in limited partnership	365
Total assets measured at fair value	$143,721

Liabilities:
Senior Unsecured Notes *	$23,113	$—	$23,113	$—
Subordinated Notes *	11,186	—	—	11,186
FHLB of Indianapolis	14,500	—	14,500	—
Total Liabilities measured at fair value	$48,799	$—	$37,613	$11,186
*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$20,720	$—	$20,720	$—
State and local government	30,429	—	30,429	—
Corporate debt	30,346	—	30,346	—
Asset-backed securities	28,438	—	28,438	—
Mortgage-backed securities	32,521	—	32,521	—
Commercial mortgage-backed securities	1,690	—	1,690	—
Collateralized mortgage obligations	5,639	—	5,639	—
Total debt securities	149,783	—	149,783	—
Equity securities	9,437	9,154	283	—
Short-term investments	23,013	23,013	—	—
Total marketable investments measured at fair value	$182,233	$32,167	$150,066	$—

Investments measured at NAV:
Investment in limited partnership	494
Total assets measured at fair value	$182,727

Liabilities:
Senior Unsecured Notes *	$24,118	$—	$24,118	$—
Subordinated Notes *	11,704	—	—	11,704
Total Liabilities measured at fair value	$35,822	$—	$24,118	$11,704

*	Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market.  The Company uses unadjusted quoted prices for identical instruments to measure fair value.  Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments.  The fair value measurements that were based on Level 1 inputs comprise 21.4% and 17.6% of the fair value of the total investment portfolio as of September 30, 2022 and December 31, 2021, respectively.

Level 2 investments include debt securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities.  The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events.  The fair value measurements that were based on Level 2 inputs comprise 78.4% and 82.1% of the fair value of the total investment portfolio as of September 30, 2022 and December 31, 2021, respectively.

The Company obtains pricing for each security from independent pricing services, investment managers or consultants to assist in determining fair value for its Level 2 investments.  To validate that these quoted prices are reasonable estimates of fair value, the Company performs various quantitative and qualitative procedures, such as (i) evaluation of the underlying methodologies, (ii) analysis of recent sales activity, (iii) analytical review of our fair values against current market prices and (iv) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment.  No markets for the investments were determined to be inactive at period-ends.  Based on these procedures, the Company did not adjust the prices or quotes provided from independent pricing services, investment managers or consultants.  The Level 2 financial instruments also include the Company's senior debt and its loan with the FHLB of Indianapolis. The fair value of the borrowings under the senior revolving credit facility, and the FHLB of Indianapolis loan, approximates its carrying amount because interest is based on a short-term, variable, market-based rate.

As of September 30, 2022 and December 31, 2021, Level 3 is entirely comprised of the Company's subordinated debt.  In determining the fair value of the subordinated debt outstanding at September 30, 2022 and December 31, 2021, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model.  A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates.  The OAS was then used in the model along with the September 30, 2022 and December 31, 2021 U.S. Treasury rates.  A new lattice was generated and the fair value was computed from the OAS.  There were no changes in assumptions of credit risk from the issuance date.

The Company did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at September 30, 2022 or December 31, 2021.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions.  Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term.  The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended September 30, 2022 and 2021.  The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$10,747	$13,121	$12,267	$12,243

Deferred policy acquisition costs	5,966	7,663	15,635	22,187
Amortization of policy acquisition costs	(6,230)	(7,173)	(17,419)	(20,819)
Net change	(264)	490	(1,784)	1,368

Balance at end of period	$10,483	$13,611	$10,483	$13,611

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gross reserves - beginning of period	$140,996	$117,852	$139,085	$111,270
Less: reinsurance recoverables on unpaid losses	(37,769)	(22,824)	(40,344)	(24,218)
Net reserves - beginning of period	103,227	95,028	98,741	87,052
Add: incurred losses and LAE, net of reinsurance:
Current period	13,541	12,513	38,765	37,813
Prior period	3,130	3,646	18,175	15,634
Total net incurred losses and LAE	16,671	16,159	56,940	53,447
Deduct: loss and LAE payments, net of reinsurance:
Current period	5,634	5,802	13,313	14,102
Prior period	11,456	8,587	39,560	29,599
Total net loss and LAE payments	17,090	14,389	52,873	43,701
Net reserves - end of period	102,808	96,798	102,808	96,798
Plus: reinsurance recoverables on unpaid losses	41,749	23,056	41,749	23,056
Gross reserves - end of period	$144,557	$119,854	$144,557	$119,854

Net losses and LAE were $16.7 million during the third quarter of 2022.  Adverse development contributed $3.1 million to the total incurred losses in the third quarter of 2022.  Of the $3.1 million of adverse development, $2.3 million was related to 2019 and prior accident years and $1.8 million was related to the 2021 accident year.  This was offset by $958,000 of favorable development experienced in the 2020 accident year.  Of the $3.1 million of adverse development, $2.7 million was related to the commercial lines of business, while $381,000 was related to the personal lines of business.

Net losses and LAE were $56.9 million for the nine months ended September 30, 2022.  Adverse development contributed $18.2 million to the total incurred losses during the nine months ended September 30, 2022.  Of the $18.2 million of adverse development, $14.3 million was related to 2019 and prior accident years, $2.2 million was related to the 2020 accident year, and $1.7 million was related to the 2021 accident year.  Of the $18.2 million of adverse development, $17.7 million was related to the commercial lines of business, while $430,000 came from the personal lines of business.

Net losses and LAE were $16.2 million during the third quarter of 2021. Adverse development contributed $3.6 million to the total incurred losses in the third quarter of 2021, of which $1.1 million was related to 2017 and prior accident years, $1.4 million was related to the 2018 accident year, and $1.0 million was related to the 2019. In the third quarter, $3.4 million of the adverse development came from the commercial lines of business, mostly from liability lines, while $290,000 was related to the personal lines of business.

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

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.  The Company ceded primarily all specific commercial liability risks in excess of $340,000 in 2022, and $400,000 in 2021.  The Company ceded specific commercial property risks in excess of $300,000 in 2022 and ceded specific commercial property risks in excess of $200,000 in 2021.  The Company ceded homeowners specific risks in excess of $300,000 in both 2022 and 2021.

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

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Written premiums:
Direct	$22,682	$24,239	$73,789	$73,825
Assumed	10,406	9,465	29,681	25,233
Ceded	(9,395)	(7,635)	(34,490)	(19,974)
Net written premiums	$23,693	$26,069	$68,980	$79,084

Earned premiums:
Direct	$24,679	$23,858	$73,667	$67,455
Assumed	9,722	7,912	27,280	22,790
Ceded	(9,443)	(6,829)	(27,458)	(17,631)
Net earned premiums	$24,958	$24,941	$73,489	$72,614

Losses and LAE:
Direct	$15,837	$14,511	$46,375	$50,628
Assumed	7,225	4,422	26,136	11,251
Ceded	(6,391)	(2,774)	(15,571)	(8,432)
Net Losses and LAE	$16,671	$16,159	$56,940	$53,447

Some of the excess of loss treaties that renewed on December 31, 2021 and January 1, 2022, included ceding commissions equal to 40% of the ceded premiums.  The ceding commission is reflected as a reduction in acquisition costs and amounted to $2.1 million and $6.4 million for the three and nine months ended September 30, 2022.  There were no ceding commissions reflected in the Consolidated Statements of Operations in 2021, relating to the excess of loss reinsurance treaties during 2021.

7. Debt

As of September 30, 2022, the Company's debt is comprised of four instruments: $24.4 million of publicly traded senior unsecured notes which were issued in 2018, a $10.0 million line of credit which commenced in June 2018, $10.5 million of privately placed subordinated notes, and a loan of $14.5 million from the Federal Home Loan Bank (“FHLB”) of Indianapolis, which commenced in July 2022.  A summary of the Company's outstanding debt is as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Senior unsecured notes *	$24,121	$23,926
Subordinated notes *	9,677	9,638
FHLB of Indianapolis	14,500	—
Total	$48,298	$33,564

*Net of unamortized debt issuance costs

Senior unsecured notes

The Company issued $25.3 million of public senior unsecured notes (the "Notes") in 2018.  The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023.  The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

The Company did not repurchase any of the Notes for the three and nine months ended September 30, 2022 and 2021.

Management plans to issue new public debt that will provide sufficient cash flow to pay off the senior unsecured notes that are coming due within the next twelve months.  Management believes it is probable that it will be able to issue new public debt and repay the senior unsecured notes by September 30, 2023.

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

As of September 30, 2022, the carrying value of the Notes and Subordinated Notes are offset by $260,000 and $823,000 of debt issuance costs, respectively.  The debt issuance costs will be amortized through interest expense over the life of the loans.

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

As of June 30, 2022, the Company was not in compliance on the tangible net worth covenant of the Subordinated Notes.  On August 8, 2022, the holders of the Subordinated Notes waived the June 30, 2022 tangible net worth requirement.  The $5.0 million contribution to the Company on August 10, 2022 (see Note 8 ~ Shareholder’s Equity), increased the net worth sufficiently to bring the Company back into compliance.  At September 30, 2022, the Company was in compliance with all of its financial covenants.

Line of credit

The Company maintains a $10.0 million line of credit with a national bank (the “Lender”).  The line of credit bears interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.  On June 18, 2021, the line of credit was renewed with a maturity of December 1, 2022.  The line of credit contains restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, risk-based capital ratios, and debt-to-total capital.  On August 8, 2022, the Company entered into an amendment with the Lender which eliminated the financial debt covenant requirements if there is no outstanding balance going forward, and requires prior bank approval for any future draws on the line of credit.  As of September 30, 2022, the Company had no balance outstanding on the line of credit.

FHLB of Indianapolis loan

On July 7, 2022, the Company borrowed $14.5 million from the FHLB of Indianapolis.  The loan is fully collateralized with high-quality federally guaranteed debt securities and cash.  The loan was drawn for short-term cash needs to avoid realizing losses on a statutory accounting basis due to temporary market-timing issues caused by the recent fluctuations in the interest rate markets.  The loan has a daily floating interest rate that was 3.45% per annum as of September 30, 2022.  The loan matures on January 9, 2023.

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

8. Shareholder’s Equity

       On August 10, 2022, the Company issued $5.0 million of equity through a private placement for 2,500,000 shares priced at $2.00 per share.  The participants in the private placement consisted of members of the Company's Board of Directors. The Company used the proceeds for growth capital in the Company's specialty core business segments.

For the three months ended September 30, 2022, the Company had no restricted stock units vest, and made no repurchases of stock.  For the three months ended September 30, 2021, the Company repurchase 1,240 shares of stock valued at approximately $4,000, related to the vesting of the Company’s restricted stock units. For the nine months ended September 30, 2022 and 2021, the Company repurchased 1,493 and 3,547 shares of stock valued at approximately $3,000 and $11,000, respectively. Upon the repurchase of the Company’s shares, the shares remain authorized, but not issued or outstanding.

As of September 30, 2022 and December 31, 2021, the Company had 12,215,324 and 9,707,817 issued and outstanding shares of common stock, respectively.  Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors.  The holders have no preemptive, conversion or subscription rights.

9. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$(14,474)	$(659)	$(2,110)	$912
Other comprehensive income (loss) before reclassifications, net of tax	(4,347)	(570)	(16,641)	(2,100)
Less: amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	44	70	85
Net other comprehensive income (loss)	(4,347)	(614)	(16,711)	(2,185)
Balance at end of period	$(18,821)	$(1,273)	$(18,821)	$(1,273)

10. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,523)	$(1,209)	$(12,792)	$(293)

Weighted average common shares, basic and diluted *	11,101,194	9,692,150	10,178,975	9,686,874

Earnings (loss) per common share, basic and diluted	$(0.14)	$(0.12)	$(1.26)	$(0.03)

*

The non-vested shares of the restricted stock units and stock options were anti-dilutive as of September 30, 2022 and 2021.  Therefore, the basic and diluted weighted average common shares are equal for the three months and nine months ended September 30, 2022 and 2021.

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

In 2016 and 2018, the Company issued 111,281 and 70,000, respectively, of restricted stock units (“RSUs”) to various employees to be settled in shares of common stock, which were valued at $909,000 and $404,000, respectively, on the dates of grant.

The Company recorded $43,000 and $145,000 of compensation expense related to the RSUs for the nine months ended September 30, 2022 and 2021, respectively.  There were 10,000 unvested RSUs as of September 30, 2022, which will generate an estimated future expense of $30,000.

The Company recorded $111,000 and $39,000 of compensation expense related to the stock options for the nine months ended September 30, 2022 and 2021, respectively.  There were 783,000 unvested options as of September 30, 2022, which will generate an estimated future expense of $685,000.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the co-chief operating decision makers in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s co-chief operating decision makers, the Co-Chief Executive Officers, review a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California. For the nine months ended September 30, 2022 and 2021, gross written premiums attributable to these four states were 56.2% and 51.4%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended September 30, 2022	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$27,635	$5,453	$33,088	$—	$—	$—	$33,088

Net written premiums	$18,730	$4,963	$23,693	$—	$—	$—	$23,693

Net earned premiums	$20,789	$4,169	$24,958	$—	$—	$—	$24,958
Other income	57	26	83	793	113	(386)	603
Segment revenue	20,846	4,195	25,041	793	113	(386)	25,561

Losses and LAE, net	13,348	3,323	16,671	—	—	—	16,671
Policy acquisition costs	4,950	1,214	6,164	498	—	(432)	6,230
Operating expenses	3,297	519	3,816	245	319	—	4,380
Segment expenses	21,595	5,056	26,651	743	319	(432)	27,281

Segment gain (loss)	$(749)	$(861)	$(1,610)	$50	$(206)	$46	$(1,720)
Investment income					860		860
Net realized investment gains (losses)					—		—
Change in fair value of equity securities					(151)		(151)
Other gains (losses)					66		66
Interest expense					(778)		(778)
Income (loss) before equity earnings in Affiliate and income taxes	$(749)	$(861)	$(1,610)	$50	$(209)	$46	$(1,723)

Three months ended September 30, 2021	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$29,849	$3,855	$33,704	$—	$—	$—	$33,704

Net written premiums	$22,456	$3,613	$26,069	$—	$—	$—	$26,069

Net earned premiums	$21,975	$2,966	$24,941	$—	$—	$—	$24,941
Other income	50	29	79	1,235	148	(710)	752
Segment revenue	22,025	2,995	25,020	1,235	148	(710)	25,693

Losses and LAE, net	14,697	1,462	16,159	—	—	—	16,159
Policy acquisition costs	6,458	838	7,296	778	—	(901)	7,173
Operating expenses	2,954	336	3,290	500	287	—	4,077
Segment expenses	24,109	2,636	26,745	1,278	287	(901)	27,409

Segment gain (loss)	$(2,084)	$359	$(1,725)	$(43)	$(139)	$191	$(1,716)
Investment income					514		514
Net realized investment gains (losses)					(101)		(101)
Change in fair value of equity securities					(2,169)		(2,169)
Other gains					2,778		2,778
Interest expense					(701)		(701)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,084)	$359	$(1,725)	$(43)	$182	$191	$(1,395)

Nine months ended September 30, 2022	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$88,297	$15,173	$103,470	$—	$—	$—	$103,470

Net written premiums	$55,456	$13,524	$68,980	$—	$—	$—	$68,980

Net earned premiums	$62,097	$11,392	$73,489	$—	$—	$—	$73,489
Other income	195	58	253	2,969	407	(1,665)	1,964
Segment revenue	62,292	11,450	73,742	2,969	407	(1,665)	75,453

Losses and LAE, net	49,864	7,076	56,940	—	—	—	56,940
Policy acquisition costs	13,717	3,530	17,247	2,026	—	(1,854)	17,419
Operating expenses	9,966	1,405	11,371	811	828	—	13,010
Segment expenses	73,547	12,011	85,558	2,837	828	(1,854)	87,369

Segment gain (loss)	$(11,255)	$(561)	$(11,816)	$132	$(421)	$189	$(11,916)
Investment income					1,931		1,931
Net realized investment gains (losses)					(1,505)		(1,505)
Change in fair value of equity securities					446		446
Other gains					60		60
Interest expense					(2,216)		(2,216)
Income (loss) before equity earnings in Affiliate and income taxes	$(11,255)	$(561)	$(11,816)	$132	$(1,705)	$189	$(13,200)

Nine months ended September 30, 2021	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$88,017	$11,041	$99,058	$—	$—	$—	$99,058

Net written premiums	$68,685	$10,399	$79,084	$—	$—	$—	$79,084

Net earned premiums	$64,869	$7,745	$72,614	$—	$—	$—	$72,614
Other income	158	113	271	4,932	219	(3,448)	1,974
Segment revenue	65,027	7,858	72,885	4,932	219	(3,448)	74,588

Losses and LAE, net	48,592	4,855	53,447	—	—	—	53,447
Policy acquisition costs	19,102	2,178	21,280	3,147	—	(3,608)	20,819
Operating expenses	8,761	1,076	9,837	2,060	871	—	12,768
Segment expenses	76,455	8,109	84,564	5,207	871	(3,608)	87,034

Segment gain (loss)	$(11,428)	$(251)	$(11,679)	$(275)	$(652)	$160	$(12,446)
Investment income					1,549		1,549
Net realized investment gains (losses)					3,883		3,883
Change in fair value of equity securities					(3,234)		(3,234)
Other gains					11,688		11,688
Interest expense					(2,154)		(2,154)
Income (loss) before equity earnings in Affiliate and income taxes	$(11,428)	$(251)	$(11,679)	$(275)	$11,080	$160	$(714)

14. Subsequent Events

On October 13, 2022, the Company purchased the 50% ownership interest in Venture that was owned by a third party  for $9.7 million, resulting in Venture being owned 100% by the Company.

On October 14, 2022, Venture completed the sale of certain producer business assets with Whitetail Insurance Services, LLC (the “Buyer”), a wholly-owned subsidiary of Acrisure, LLC (“Acrisure”), for a purchase price of $38.2 million.  The effective date of the asset purchase agreement is October 1, 2022.  There is no material relationship between the Company or any director or officer of the Company, or any associate of any director or officer of the Company, and the Buyer, other than with respect to the Company's disposition of assets to the Buyer.  The assets involved in this transaction relate to Venture Agency Holdings, Inc. insurance brokerage and associated services provided largely to the security sector.  This sale, along with related transactions including the cost of the Company purchasing the other 50% of Venture, is expected to generate approximately $8.0 million of non-operating gains for the Company, net of taxes, in the fourth quarter of 2022.  This sale is not expected to result in discontinued operations related to agency business.

On November 1, 2022, Conifer Holdings, Inc. (the “Company”), entered into a loss portfolio transfer (“LPT”) reinsurance agreement with Fleming Reinsurance Ltd (“Fleming Re”).  Under the agreement, Fleming Re will cover an aggregate limit of $66.3 million of paid losses on $40.8 million of stated net reserves as of June 30, 2022, relating to accident years 2019 and prior.  Within the aggregate limit, there is a $5.5 million loss corridor in which the Company and WPIC retains losses in excess of $40.8 million.  Fleming Re is then responsible to cover paid losses in excess of $46.3 million up to $66.3 million.  Accordingly, there is $20.0 million of adverse development cover for accident years 2019 and prior.  Under the agreement, Fleming Re retains $40.8 million for stated net reserves as of June 30, 2022, plus a one-time risk fee of $5.4 million.  Recoverables due to the Company under this agreement will be recorded as reinsurance recoverables.  The agreement is between CIC and WPIC and Fleming Re.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2022 and 2021

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

Private Placement

On August 10, 2022, the Company issued $5.0 million of equity through a private placement for 2,500,000 shares priced at $2.00 per share. The participants in the private placement consisted of members of the Company's Board of Directors. The Company used the proceeds for growth capital in the Company's specialty core business segments.

Sale of Certain Agency Business

On October 14, 2022, Venture completed the sale of certain producer business assets with Whitetail Insurance Services, LLC (the “Buyer”), a wholly-owned subsidiary of Acrisure, LLC (“Acrisure”), for a purchase price of $38.2 million. The effective date of the asset purchase agreement is October 1, 2022. There is no material relationship between the Company or any director or officer of the Company, or any associate of any director or officer of the Company, and the Buyer, other than with respect to the Company's disposition of assets to the Buyer. The assets involved in this transaction relate to Venture Agency Holdings, Inc. insurance brokerage and associated services provided largely to the security sector. This sale, along with related transactions including the cost of the Company purchasing the other 50% of Venture, is expected to generate approximately $8.0 million of non-operating gains for the Company, net of taxes, in the fourth quarter of 2022.

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

The assets sold included the customer accounts (mainly agency-related new and renewal rights) of substantially all of the personal lines business and a small subset of the commercial lines business underwritten by our Insurance Company Subsidiaries, and all of the customer accounts Sycamore produced for third-party insurers.  The Venture Transaction included the transition of 21 employees from Conifer to Venture as well as necessary systems and office functions to operate the business.  Venture did not assume any in-force business or liabilities.  The business will transition to Venture as it produces new or renewal business effective July 1, 2021.  We expect our Insurance Company Subsidiaries will continue to underwrite substantially all of the business we sold to Venture that we underwrote prior to the transaction.  We expect Venture to be able to grow both the business we underwrite as well as the third-party business more effectively as a separate entity outside of Conifer.  As of September 30, 2022, the Company had a non-controlling 50% interest in Venture.

Loss Portfolio Transfer

On November 1, 2022, the Company entered into an LPT reinsurance agreement with Fleming Re. Under the agreement, Fleming Re will cover an aggregate limit of $66.3 million of paid losses on $40.8 million of stated net reserves as of June 30, 2022, relating to accident years 2019 and prior. Within the aggregate limit, there is a $5.5 million loss corridor in which the Company and WPIC retains losses in excess of $40.8 million. Fleming Re is then responsible to cover paid losses in excess of $46.3 million up to $66.3 million. Accordingly, there is $20.0 million of adverse development cover for accident years 2019 and prior. Under the agreement, Fleming Re retains $40.8 million for stated net reserves as of June 30, 2022, plus a one-time risk fee of $5.4 million.  The agreement is between CIC and WPIC and Fleming Re.

A.M. Best

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes.  We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors.  There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions.  During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022.

Executive Overview

The Company reported $33.1 million of gross written premiums in the third quarter of 2022, representing a 1.8% decrease as compared to the same period in 2021.  Our commercial lines gross written premiums decreased by $2.2 million, or 7.4%, to $27.6 million in the third quarter of 2022, compared to $29.8 million for the same period in 2021.  Personal lines gross written premiums increased by $1.6 million, or 41.5%, to $5.5 million in the third quarter of 2022, compared to $3.9 million for the same period in 2021.

The Company reported $103.5 million of gross written premiums for the nine months ended September 30, 2022, compared to $99.1 million for the same period in 2021.

The Company reported a net loss of $1.5 million, or $0.14 per share, and a net loss of $12.8 million, or $1.26 per share, for the three and nine months ended September 30, 2022, respectively.  The Company reported a net loss of $1.2 million, or $0.12 per share, and a net loss of $293,000, or $0.03 per share, for the three and nine months ended September 30, 2021, respectively.

Adjusted operating loss, a non-GAAP measure, was $1.4 million, or $0.13 per share, and $11.8 million, or $1.16 per share, for the three and nine months ended September 30, 2022, respectively.  Adjusted operating loss was $1.7 million, or $0.18 per share, and $12.6 million, or $1.30 per share, for the three and nine months ended September 30, 2021.

Our underwriting combined ratio was 106.5% and 116.0% for the three and nine months ended September 30, 2022, compared to 106.9 and 116.0% for the three and nine months ended September 30, 2021, respectively.

Results of Operations For The Three Months Ended September 30, 2022 and 2021

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Gross written premiums	$33,088	$33,704	$(616)	(1.8%)

Net written premiums	$23,693	$26,069	$(2,376)	(9.1%)

Net earned premiums	$24,958	$24,941	$17	0.1%
Other income	603	752	(149)	(19.8%)
Losses and loss adjustment expenses, net	16,671	16,159	512	3.2%
Policy acquisition costs	6,230	7,173	(943)	(13.1)%
Operating expenses	4,380	4,077	303	7.4%
Underwriting gain (loss)	(1,720)	(1,716)	(4)	*
Net investment income	860	514	346	67.3%
Net realized investment gains (losses)	—	(101)	101	*
Change in fair value of equity securities	(151)	(2,169)	2,018	*
Other gains (losses)	66	2,778	(2,712)	*
Interest expense	778	701	77	11.0%
Income (loss) before equity earnings in Affiliate, net of tax	(1,723)	(1,395)	(328)	*
Equity earnings in Affiliate, net of tax	199	184	15	*
Income tax expense	(1)	(2)	1	*
Net income (loss)	$(1,523)	$(1,209)	$(314)	*

Book value per common share outstanding	$1.32	$4.34

Underwriting Ratios:
Loss ratio (1)	66.6%	64.6%
Expense ratio (2)	39.9%	42.3%
Combined ratio (3)	106.5%	106.9%
(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the three months ended September 30, 2022 and 2021 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Gross written premiums
Commercial lines	$27,635	$29,849	$(2,214)	(7.4)%
Personal lines	5,453	3,855	1,598	41.5%
Total	$33,088	$33,704	$(616)	(1.8)%

Net written premiums
Commercial lines	$18,730	$22,456	$(3,726)	(16.6)%
Personal lines	4,963	3,613	1,350	37.4%
Total	$23,693	$26,069	$(2,376)	(9.1)%

Net earned premiums
Commercial lines	$20,789	$21,975	$(1,186)	(5.4)%
Personal lines	4,169	2,966	1,203	40.6%
Total	$24,958	$24,941	$17	0.1%

Gross written premiums decreased $616,000, or 1.8%, to $33.1 million for the three months ended September 30, 2022, as compared to $33.7 million for the same period in 2021.

Commercial lines gross written premiums decreased $2.2 million, or 7.4%, to $27.6 million in the third quarter of 2022, as compared to $29.8 million for the third quarter of 2021.

Personal lines gross written premiums increased $1.6 million, or 41.5%, to $5.5 million in the third quarter of 2022, as compared to $3.9 million for the same period in 2021.  The increased gross written premiums were due to $1.0 million of quarter-over-quarter premium growth in the Company’s low-value dwelling book of business.

Net written premiums decreased $2.4 million, or 9.1%, to $23.7 million for the three months ended September 30, 2022, as compared to $26.1 million for the same period in 2021.  The Company entered into new specific loss reinsurance treaties on December 31, 2021 and January 1, 2022, which included a 40% ceding commission.  This increased ceded written premiums by $1.7 million in the third quarter of 2022.  There was no ceding commission on excess of loss treaties during 2021.  Ceded earned premiums also increased due to the new treaties by $2.1 million.  The increase in ceded earned premiums was offset by the same increase in ceding commissions, which reduced acquisition costs.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Other income also includes the interest income from the $6.0 million promissory note receivable from Venture relating to the Venture Transaction.  Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies.  All of the third-party business was sold to Venture at June 30, 2021.  Accordingly, other income from that business will diminish over the next few quarters as it transitions over to Venture, and will ultimately no longer occur.  Other income decreased by $149,000, or 19.8%, to $603,000 for the three months ended September 30, 2022, as compared to $752,000 for the same period in 2021.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended September 30, 2022 and 2021 (dollars in thousands).

Three months ended September 30, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$10,599	$2,942	$13,541
Net (favorable) adverse development	2,749	381	3,130
Calendar year net losses and LAE	$13,348	$3,323	$16,671

Accident year loss ratio	50.8%	70.1%	54.0%
Net (favorable) adverse development	13.2%	9.1%	12.6%
Calendar year loss ratio	64.0%	79.2%	66.6%

Three months ended September 30, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,341	$1,172	$12,513
Net (favorable) adverse development	3,356	290	3,646
Calendar year net losses and LAE	$14,697	$1,462	$16,159

Accident year loss ratio	51.5%	39.1%	50.0%
Net (favorable) adverse development	15.2%	9.7%	14.6%
Calendar year loss ratio	66.7%	48.8%	64.6%

Net losses and LAE increased by $512,000, or 3.2%, to $16.7 million during the third quarter of 2022, compared to $16.2 million for the same period in 2021.  The increase in losses was driven by current accident year losses increasing by $1.8 million during the third quarter of 2022 in the Company’s personal lines, compared to the same period in 2021.

The Company experienced $3.1 million of adverse development for the three months ended September 30, 2022, of which $2.3 million was related to 2019 and prior accident years and $1.8 million was related to the 2021 accident year.  This was offset by $958,000 of favorable development experienced in the 2020 accident year.  Of the $3.1 million of adverse development, $2.7 million was related to the commercial lines of business, while $381,000 was related to the personal lines of business.

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

The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2022	2021
Commercial Lines
Policy acquisition costs	23.8%	29.3%
Operating expenses	15.8%	13.4%
Total	39.6%	42.7%
Personal Lines
Policy acquisition costs	28.9%	28.0%
Operating expenses	12.4%	11.2%
Total	41.3%	39.2%
Total Underwriting
Policy acquisition costs	24.6%	29.2%
Operating expenses	15.3%	13.1%
Total	39.9%	42.3%

Our expense ratio decreased by 2.4 percentage points in the third quarter of 2022 as compared to the same period in 2021.  The decrease was largely due to a reduction in policy acquisition costs attributable to $1.7 million of ceding commission from new excess of loss reinsurance treaties.  There were no ceding commissions on excess of loss treaties in 2021.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceding commissions from reinsurers.  The percentage of policy acquisition costs to net earned premiums and other income decreased by 4.6%, from 29.2% in the third quarter of 2021, to 24.6% for the same period in 2022, mostly due to the new ceding commission mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other underwriting income increased by 2.2% during the third quarter of 2022 to 15.3%, compared to 13.1% for the same period in 2021.  While overall operating expenses were fairly consistent quarter-over-quarter, the new excess of loss reinsurance treaties with the ceding commission drove net earned premiums lower, resulting in a slightly higher operating expense ratio.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the three months ended September 30, 2022 and 2021 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended September 30,
	2022	2021	$ Change
Commercial Lines	$(749)	$(2,084)	$1,335
Personal Lines	(861)	359	(1,220)
Total Underwriting	(1,610)	(1,725)	115
Wholesale Agency	50	(43)	93
Corporate	(206)	(139)	(67)
Eliminations	46	191	(145)
Total segment gain (loss)	$(1,720)	$(1,716)	$(4)

Results of Operations For The Nine Months Ended September 30, 2022 and 2021

The following table summarizes our operating results for the periods indicated (dollars in thousands):

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Gross written premiums	$103,470	$99,058	$4,412	4.5%

Net written premiums	$68,980	$79,084	$(10,104)	(12.8)%

Net earned premiums	$73,489	$72,614	$875	1.2%
Other income	1,964	1,974	(10)	(0.5)%
Losses and loss adjustment expenses, net	56,940	53,447	3,493	6.5%
Policy acquisition costs	17,419	20,819	(3,400)	(16.3)%
Operating expenses	13,010	12,768	242	1.9%
Underwriting gain (loss)	(11,916)	(12,446)	530	4.3%
Net investment income	1,931	1,549	382	24.7%
Net realized investment gains (losses)	(1,505)	3,883	(5,388)	*
Change in fair value of equity securities	446	(3,234)	3,680	*
Other gains	60	11,688	(11,628)	*
Interest expense	2,216	2,154	62	2.9%
Income (loss) before equity earnings in Affiliate and income taxes	(13,200)	(714)	(12,486)	*
Equity earnings in Affiliate, net of tax	368	612	(244)	*
Income tax expense	(40)	191	(231)	*
Net income (loss)	$(12,792)	$(293)	$(12,499)	*

Book value per common share outstanding	$1.32	$4.34

Underwriting Ratios:
Loss ratio (1)	77.2%	73.3%
Expense ratio (2)	38.8%	42.7%
Combined ratio (3)	116.0%	116.0%

(1)	The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums and other income from underwriting operations.
(2)	The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and other underwriting expenses to net earned premiums and other income from underwriting operations.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
*	Percentage change is not meaningful.

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

Our premiums are presented below for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Gross written premiums
Commercial lines	$88,297	$88,017	$280	0.3%
Personal lines	15,173	11,041	4,132	37.4%
Total	$103,470	$99,058	$4,412	4.5%
Net written premiums
Commercial lines	$55,456	$68,685	$(13,229)	(19.3)%
Personal lines	13,524	10,399	3,125	30.1%
Total	$68,980	$79,084	$(10,104)	(12.8)%
Net earned premiums
Commercial lines	$62,097	$64,869	$(2,772)	(4.3)%
Personal lines	11,392	7,745	3,647	47.1%
Total	$73,489	$72,614	$875	1.2%

Gross written premiums increased $4.4 million, or 4.5%, to $103.5 million for the nine months ended September 30, 2022, as compared to $99.1 million for the same period in 2021.

Commercial lines gross written premiums increased $280,000, or 0.3%, and was $88.3 million for the nine months ended September 30, 2022, as compared to $88.0 million for the same period in 2021.

Personal lines gross written premiums increased $4.1 million, or 37.4%, to $15.2 million for the nine months ended September 30, 2022, as compared to $11.0 million for the same period in 2021.  The increased gross written premiums were due to $3.0 million of premium growth in the Company’s low-value dwelling book of business for the nine months ended September 30, 2022 compared to the same period in 2021.

Net written premiums decreased $10.1 million, or 12.8%, to $69.0 million for the nine months ended September 30, 2022, as compared to $79.1 million for the same period in 2021.  The Company entered into new specific loss reinsurance treaties on December 31, 2021 and January 1, 2022, which included a 40% ceding commission.  This increased ceded written premiums by approximately $8.4 million for the nine months ended September 30, 2022.  There was no ceding commission on excess of loss treaties during 2021.  Ceded earned premiums also increased due to the new treaties by $6.3 million.  The increase in ceded earned premiums was offset by the same increase in ceding commissions, which reduced acquisition costs.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs.  Other income also includes the interest income from the $6.0 million promissory note receivable from Venture relating to the Venture Transaction.  Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies.  All of the third-party business was sold to Venture at June 30, 2021.  Accordingly, other income from that business will diminish over the next few quarters as it transitions over to Venture, and will ultimately no longer occur.  Other income remained consistent and was $2.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the nine months ended September 30, 2022 and 2021 (dollars in thousands).

Nine months ended September 30, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$32,119	$6,646	$38,765
Net (favorable) adverse development	17,745	430	18,175
Calendar year net losses and LAE	$49,864	$7,076	$56,940

Accident year loss ratio	51.6%	58.0%	52.6%
Net (favorable) adverse development	28.4%	3.8%	24.6%
Calendar year loss ratio	80.0%	61.8%	77.2%

Nine months ended September 30, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$33,884	$3,929	$37,813
Net (favorable) adverse development	14,708	926	15,634
Calendar year net losses and LAE	$48,592	$4,855	$53,447

Accident year loss ratio	52.1%	50.0%	51.9%
Net (favorable) adverse development	22.6%	11.8%	21.4%
Calendar year loss ratio	74.7%	61.8%	73.3%

Net losses and LAE increased by $3.5 million, or 6.5%, to $56.9 million for the nine months ended September 30, 2022, compared to $53.4 million for the same period in 2021.  The increase in losses was driven by adverse development that occurred during the first nine months of 2022.  The Company experienced $18.2 million of adverse development for the nine months ended September 30, 2022, as compared to $15.6 million of adverse development for the same period in 2021.

Of the $18.2 million of adverse development experienced in the first nine months of 2022, $14.3 million was related to 2019 and prior accident years, $2.2 million was related to the 2020 accident year, and $1.7 million was related to the 2021 accident year.  Substantially all of the $18.2 million of adverse development was related to the Company’s commercial lines of business.

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

The table below provides the expense ratio by major component.

	Nine months ended September 30,
	2022	2021
Commercial Lines
Policy acquisition costs	22.0%	29.4%
Operating expenses	16.0%	13.5%
Total	38.0%	42.9%
Personal Lines
Policy acquisition costs	30.8%	27.7%
Operating expenses	12.3%	13.7%
Total	43.1%	41.4%
Total Underwriting
Policy acquisition costs	23.4%	29.2%
Operating expenses	15.4%	13.5%
Total	38.8%	42.7%

Our expense ratio decreased by 3.9 percentage points for the nine months ended September 30, 2022, as compared to the same period in 2021.  The decrease was largely due to a reduction in policy acquisition costs attributable to $8.4 million of ceding commission from new excess of loss reinsurance treaties.  There were no commissions on excess of loss treaties in 2021.  The expense ratio also decreased as a result of a $865,000 increase in underwriting revenue for the nine months ended September 30, 2022, as compared to the same period in 2021, while operating expenses were slightly higher in 2022.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs.  The Company offsets direct commissions with ceded commissions from reinsurers.  The percentage of policy acquisition costs to net earned premiums and other income decreased by 5.8%, from 29.2% in the first nine months of 2021, to 23.4% for the same period in 2022, mostly due to the new ceding commission mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities.  Operating expenses as a percent of net earned premiums and other underwriting income increased by 1.9% to 15.4% for the nine months ended September 30, 2022, as compared to 13.5% for the same period in 2021.  The new excess of loss reinsurance treaties with the ceding commission drove net earned premiums lower, resulting in a slightly higher operating expense ratio.

The personal lines operating expense ratio was lower for the nine months ended September 30, 2022 due to significant growth in premium volume on substantially the same operating expense base.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss.  The following table provides the underwriting gain or loss for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

Segment Gain (Loss)

	Nine months ended September 30,
	2022	2021	$ Change
Commercial Lines	$(11,255)	$(11,428)	$173
Personal Lines	(561)	(251)	(310)
Total Underwriting	(11,816)	(11,679)	(137)
Wholesale Agency	132	(275)	407
Corporate	(421)	(652)	231
Eliminations	189	160	29
Total segment gain (loss)	$(11,916)	$(12,446)	$530

Liquidity and Capital Resources

Sources and Uses of Funds

At September 30, 2022, we had $66.0 million in cash, cash equivalents and short-term investments.  Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees.  These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

Management plans to issue new public debt that will provide sufficient cash flow to pay off the senior unsecured notes that are coming due within the next twelve months.  We believe it is probable that we will be able to issue new public debt and repay the senior unsecured notes by September 30, 2023.  We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our operating liquidity needs and the needs of our subsidiaries on a short-term and long-term basis. With the expected execution of the senior debt refinancing, we believe we can meet our capital needs as well over the next twelve months.

We conduct our business operations primarily through our Insurance Company Subsidiaries.  Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company.  There were no dividends paid from our Insurance Company Subsidiaries during the nine months ended September 30, 2022 and 2021.

The FHLB of Indianapolis loan matures on January 9, 2023.  It is 100% collateralized with high quality readily marketable securities and cash.  Management plans to repay this debt by year end with existing cash and investments.  However, we also believe the FHLB of Indianapolis would refinance this debt if we chose to keep it for a longer period, due to the very low risk associated with a fully collateralized loan.

Cash Flows

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2022 was $14.1 million compared to $2.0 million for the same period in 2021.  The $12.1 million increase was primarily due to a $16.7 million increase in ceded premiums paid during the nine months ended September 30, 2022, compared to the same period in 2021.  This was due to the new specific commercial liability treaty the Company entered into as of December 31, 2021, which includes a 40% ceding commission.  The increase in ceded premiums paid was offset by a $6.7 million decrease in acquisition costs paid for the nine months ended September 30, 2022, compared to the same period in 2021.  This decrease was also related to the new specific commercial liability treaty the Company entered into on December 31, 2021.  There was also an $8.1 million increase in paid losses as the Company has accelerated closing outstanding claims.

Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2022 was $20.1 million, compared to $5.3 million in the same period in 2021.  The $14.8 million increase of cash provided by investing activities was driven by a $101.5 million increase in the sales of investment during the first nine months of 2022, compared to the same period in 2021.  This was offset by an increase of $85.1 million increase in the purchases of investment for the nine months ended September 30, 2022, compared to the same period in 2021.

Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2022 was $19.5 million compared to $4.0 million of cash used in the same period in 2021.  The $23.5 million increase was driven by the Company borrowing an additional $14.5 million related to the FHLB of Indianapolis loan during the third quarter of 2022.  The Company also raised $5.0 million through the issuance of additional common stock on August 8, 2022.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators.  These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP.  The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $58.9 million and $63.9 million at September 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,523)	$(1,209)	$(12,792)	$(293)
Exclude:
Net realized investment gains (losses), net of tax	—	(101)	(1,505)	3,883
Other gains (losses), net of tax	66	2,778	60	11,688
Change in fair value of equity securities, net of tax	(151)	(2,169)	446	(3,234)
Adjusted operating income (loss)	$(1,438)	$(1,717)	$(11,793)	$(12,630)

Weighted average common shares diluted	11,101,194	9,692,150	10,178,975	9,686,874
Diluted income (loss) per common share:
Net income (loss)	$(0.14)	$(0.12)	$(1.26)	$(0.03)
Exclude:
Net realized investment gains (losses), net of tax	—	(0.01)	(0.15)	0.40
Other gains (losses), net of tax	—	0.29	0.01	1.20
Change in fair value of equity securities, net of tax	(0.01)	(0.22)	0.04	(0.33)
Adjusted operating income (loss) per share	$(0.13)	$(0.18)	$(1.16)	$(1.30)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2022. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At September 30, 2022, the fair value of our investment portfolio, excluding cash and cash equivalents, was $143.7 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years.  The effective duration of our portfolio as of September 30, 2022 and December 31, 2021 was 3.4 and 3.6 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of September 30, 2022.  The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of September 30, 2022	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$133,395	$(9,014)	(6.33)%	(55.77)%
100 basis point increase	137,724	(4,685)	(3.29)%	(28.98)%
No change	142,409	—	—	—
100 basis point decrease	147,479	5,070	3.56%	31.36%
200 basis point decrease	152,919	10,510	7.38%	65.02%

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

At September 30, 2022, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $62.9 million.  We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2022. Based on such evaluations, the Co-Chief Executive Officers and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Co-Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2022, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 10, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 9, 2022, the Company’s Board of Directors authorized a subscription agreement for a private placement stock purchase offering wherein the Company was authorized to sell a maximum of $5.0 million of the Company’s common stock, no par value per share, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D as promulgated under the Securities Act and in accordance with applicable federal securities laws. The participants in the private placement consisted mainly of members of the Company's Board of Directors.

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

Dated: November 9, 2022