Form 10-K
period 2022-12-31
Conifer Holdings, Inc.
filed 2023-03-27
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 30, 2022 was approximately $5.3 million, based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

The number of outstanding shares of the registrant’s common stock, no par value, as of March 27, 2023, was 12,215,849.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-K

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Legal Organization

Conifer Holdings, Inc. (Nasdaq: CNFR) is a Michigan‑domiciled insurance holding company formed in 2009. Our principal executive offices are located at 3001 West Big Beaver Road, Suite 200, Troy, MI 48084 (telephone number: (248) 559-0840). Our corporate website address is www.cnfrh.com.

As used in this Form 10-K, references to “Conifer,” “Conifer Holdings,” “the Company,” “our Company,” “we,” “us,” and “our” refer to Conifer Holdings, Inc., a Michigan corporation, and its wholly owned subsidiaries Conifer Insurance Company (“CIC”), Red Cedar Insurance Company (“RCIC”), White Pine Insurance Company (“WPIC”), Sycamore Insurance Agency, Inc. (“Sycamore”), and, as of October 13, 2022, VSRM, Inc. ("VSRM"). CIC, RCIC and WPIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc. is referred to as the "Parent Company."

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

Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income and other income which mainly consists of: installment fees and policy issuance fees generally related to the policies we write. Prior to June 30, 2021, we also generated commission and fee revenue in our wholesale agency business from third-party insurers.

Many of our products are targeted to traditionally profitable classes of policyholders that we believe are under-served by other insurers. We market and sell these insurance products through a network of over 4,900 independent agents that distribute our policies through approximately 940 sales offices. We are focused on growing our business in non‑commoditized property and casualty insurance markets, while maintaining underwriting discipline and a conservative investment strategy.

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

In our commercial lines business, we seek to differentiate ourselves and provide value to small business owner‑operators by bundling different insurance products that meet a significant portion of their insurance needs. For example, in the hospitality market we offer property, casualty, and liquor liability, as well as, in some jurisdictions, workers’ compensation coverage. The breadth of our specialty commercial insurance products enables our agents and their small business clients to avoid the administrative costs and time required to seek coverage for each of these items from separate insurers. As such, we compete for commercial lines business based on our flexible product offerings and customer service, rather than on pricing alone. Of the commercial lines policies that were in-force on December 31, 2022, the average premium amount of an individual policy was $6,700.

We also have substantial expertise in providing specialty homeowners insurance products to targeted customers that are often under-served by other homeowners' insurance carriers. Our personal lines products primarily include low-value dwelling insurance tailored for owners of lower valued homes, which we currently offer in Illinois, Indiana, Louisiana and Texas.

In our personal lines business, we largely target homeowners in need of dwelling insurance that is currently under-served by the insurance market, due to the modest value of their homes or the exposure to natural catastrophes in their geographic area. Because these homeowners are under-served, this portion of the market is typically subject to less pricing pressure from larger nationwide insurers that offer a more commoditized product. We believe our underwriting expertise enables us to compete effectively in these markets by evaluating and appropriately pricing risk. In addition, we believe our willingness to meet these under-served segments of the personal lines insurance market fosters deeper relationships with, and increased loyalty from, the agents who distribute our products. Of the personal lines policies that were in-force on December 31, 2022, the average premium amount of an individual policy was $1,200.

Overall, we structure the multi-line distribution of our premium between commercial and personal lines to better diversify our business and mitigate the potential cyclical nature of either market. In serving these markets, we write business on both an admitted and excess and surplus lines (“E&S”) basis. As of December 31, 2022, approximately 48.0% of our gross written premiums were admitted, and approximately 52.0% were E&S. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are typically filed with and approved by the state insurance regulators. Carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market (admitted) companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing and approval process subject to admitted business. Our corporate structure allows us to offer both admitted and E&S products in select markets through either CIC or WPIC. Our experience with specialty insurance products enables us to react to new market opportunities and underwrite multiple specialty lines.

The wholesale agency business provides non-risk bearing revenue through commissions and policy fees. The wholesale agency business increases the product options to the Company’s independent retail agents by offering both insurance products from the Insurance Company Subsidiaries as well as products offered by other insurers. The wholesale agency business was sold to our 50%-owned affiliate, Venture Agency Holdings, Inc. (“Affiliate”) on June 30, 2021. As of that date, this business was no longer consolidated in the Company’s financial statements.

Geographic Diversity and Mix of Business

Over the past several years, we have increased our focus on specific core commercial lines of business. We have shifted our focus to low-value dwelling lines of business in order to bring personal lines premium levels back up and to maintain a strategic balance of commercial and personal lines of business.

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

	Gross Written Premium by Segment
	2022	%	2021	%	2020	%
Commercial	$116,868	85%	$117,075	89%	$102,763	92%
Personal	21,151	15%	15,020	11%	8,572	8%
Total	$138,019	100%	$132,095	100%	$111,335	100%

	Gross Written Premiums by State
	2022	%	2021	%	2020	%
Michigan	$33,739	24.5%	$29,314	22.2%	$23,304	20.9%
Texas	14,236	10.3%	12,062	9.1%	10,243	9.2%
Florida	13,705	9.9%	13,727	10.4%	13,573	12.2%
California	12,967	9.4%	11,805	8.9%	8,140	7.3%
Oklahoma	11,882	8.6%	7,695	5.8%	2,264	2.2%
New York	10,622	7.7%	7,893	6.0%	6,386	5.7%
Pennsylvania	4,499	3.3%	4,863	3.7%	4,846	4.4%
Ohio	4,378	3.2%	4,123	3.1%	3,823	3.4%
Indiana	3,232	2.3%	3,692	2.8%	3,559	3.2%
Colorado	3,010	2.2%	2,917	2.2%	2,832	2.5%
Illinois	2,644	1.9%	2,457	1.9%	1,818	1.6%
All Other States	23,105	16.7%	31,547	23.9%	30,547	27.4%
Total	$138,019	100.0%	$132,095	100.0%	$111,335	100.0%

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
•
Strong relationships with our agents. We develop strong relationships with our independent agents providing them with responsive service, attractive commissions and competitive products to offer policyholders. We believe our agents understand that we view them as key partners in risk selection that help us serve our ultimate client - the insured.
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
•
Conservative risk management with an emphasis on lowering volatility. We focus on the risk/reward of insurance underwriting, while maintaining a prudent investment policy. We employ conservative risk management practices and opportunistically purchase reinsurance to minimize our exposure to liability for individual risks. In addition, we seek to maintain a diversified liquid investment portfolio to reduce overall balance sheet volatility. As of December 31, 2022, our investments primarily consisted of fixed income investments with an average credit rating of “AA+” and an option adjusted duration of 3.5 years.

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
•
Proven management team. Our senior management team has an average of over 29 years of experience in the insurance industry. Our senior management team has successfully created, managed and grown numerous insurance companies and books of business, and has longstanding relationships with many independent agents and policyholders in our targeted markets.
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

In 2022, our top six independent agencies accounted for approximately 42% of our gross written premiums in our commercial lines, and our top four independent agencies accounted for approximately 45% of our gross written premiums in our personal lines. We have long term relationships with each of these agencies. We anticipate our concentration in these agencies will decrease in future periods as we establish relationships with additional agencies, as part of our strategic growth plan. Our Insurance Company Subsidiaries market and distribute their products mainly through an independent agency network, however we utilize managing general agents and certain key wholesalers when appropriate.

We recruit our producers through referrals from our existing network of agents, word‑of‑mouth, advertisement, as well as direct contacts initiated by potential agents. Our marketing efforts are directed through our offices in Michigan and Florida.

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

We have several in‑house attorneys with considerable legal experience in trying cases in the lines of business we write. Included among these attorneys is our head in‑house litigator, who consults on all trials and has 28 years of litigation experience. We also have numerous seasoned property and liability adjusters which allow us to manage our claims exposures more carefully, across all markets. In addition, our claims professionals utilize a network of independent local adjusters and appraisers to assist with specific aspects of claims investigations, such as securing witness statements and conducting initial appraisals in states where it is practical to do so. These outside vendors are mainly compensated based on pre‑negotiated fee schedules to control overall costs.

Claims personnel are organized by line of business, with specific managers assigned as supervisors for each line of business. Reserving and payment authority levels of claims personnel are set by our Senior Vice President of claims and our Executive Vice President. Those limits of authority are integrated into our claims information technology systems to ensure strict compliance.

Initial claim reserves are determined and set using our statistical averages of paid indemnity and loss adjustment expenses by line of business. After reviewing statistical data and consulting with our internal actuary, our Senior Vice President of claims, together with other members of management, set initial reserves by line of business. Once initial reserves have been set, reserves are evaluated periodically as specific claim information changes to generate management’s overall best estimate of reserves. In addition, claim reviews with in‑house adjusters and attorneys provide a regular opportunity to review the adequacy of reserves. Changes to claims reserves are made by senior management based on claim developments and input from these attorneys and adjusters. We utilize an in‑house actuary to support our financial efforts.

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

Information relating to our reinsurance structure and treaty information is included within Note 8 ~ Reinsurance.

Loss Reserve Development

The following table presents the development of our loss and loss adjustment expenses ("LAE") reserves from 2012 through 2022, net of reinsurance recoverables (dollars in thousands).

		Year Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022 (1)
Net liability for losses and loss expenses	$17,547	$24,956	$28,307	$30,017	$47,993	$67,830	$63,122	$84,667	$87,052	$98,741	$82,888
Liability re-estimated as of:
One year later	13,508	23,763	29,321	40,239	57,452	71,186	79,351	100,261	106,482	123,668
Two years later	13,601	25,521	33,274	52,321	60,453	87,536	94,786	118,116	129,665
Three years later	13,821	26,560	38,569	58,251	69,833	95,367	108,022	137,327
Four years later	13,860	27,784	40,822	62,185	74,381	102,335	117,607
Five years later	13,980	27,920	42,274	64,547	76,860	106,705
Six years later	14,048	28,339	42,967	66,072	79,622
Seven years later	13,982	28,655	43,341	66,883
Eight years later	14,050	28,880	43,771
Nine years later	14,133	29,487
Ten years later	14,626
Net cumulative redundancy (deficiency)	$2,921	$(4,531)	$(15,464)	$(36,866)	$(31,629)	$(38,875)	$(54,485)	$(52,660)	$(42,613)	$(24,927)	$82,888

Cumulative amount of net liability paid as of:
One year later	5,186	$13,245	$16,091	$20,200	$29,533	$44,521	$29,520	$40,244	$39,187	$51,129
Two years later	9,106	19,711	24,060	35,972	56,962	62,369	57,864	70,478	79,965
Three years later	11,444	23,241	32,699	50,676	61,168	77,409	78,861	103,770
Four years later	13,015	26,056	37,474	58,317	66,556	87,587	100,377
Five years later	13,522	27,217	40,438	61,349	70,945	99,544
Six years later	13,903	27,780	41,979	63,814	76,563
Seven years later	13,878	28,384	42,428	65,654
Eight years later	13,923	28,555	43,025
Nine years later	13,927	29,199
Ten years later	14,395

Gross liability-end of year	24,843	28,909	31,532	35,423	54,651	87,896	92,807	107,246	111,270	139,085	165,539
Reinsurance recoverable on unpaid losses	7,296	3,952	3,225	5,405	6,658	20,066	29,685	22,579	24,218	40,344	82,651
Net liability-end of year	17,547	24,957	28,307	30,018	47,993	67,830	63,122	84,667	87,052	98,741	82,888

Gross liability re-estimated - latest	20,671	35,702	52,783	84,930	115,658	174,272	177,075	173,828	164,154	167,738
Reinsurance recoverable on unpaid losses re-estimated - latest	6,044	6,216	9,012	18,047	36,036	67,566	59,468	36,501	34,490	44,070
Net liability re-estimated - latest	14,627	29,486	43,771	66,883	79,622	106,706	117,607	137,327	129,664	123,668
Gross cumulative redundancy (deficiency)	$4,172	$(6,793)	$(21,251)	$(49,507)	$(61,007)	$(86,376)	$(84,268)	$(66,582)	$(52,884)	$(28,653)

(1)
The 2022 column includes $25.9 million of reinsurance recoverables from the loss portfolio transfer (“LPT”) described in Item 6: Selected Consolidated Financial Data. All previous years do not reflect any recoverables from the LPT.

The first line of the table presents the unpaid loss and LAE reserves at December 31 for each year, net of reinsurance recoverables, including the incurred but not reported ("IBNR") reserve. The next section of the table sets forth the re‑estimates of incurred losses from later years, including payments, for the years indicated. The increase/decrease from the original estimate would generally be a combination of factors, including, but not limited to:

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

Additional information relating to our reserves is included within the Unpaid Losses and Loss Adjustment Expenses section of Note 1 ~ Summary of Significant Accounting Policies and Note 7 ~ Unpaid Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as in the Critical Accounting Policies: Unpaid Loss and Loss Adjustment Expense Reserves section of Item 7, Management’s Discussion and Analysis.

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

Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. The Company's assessments from insolvency funds were minimal for the years ended December 31, 2022, 2021, and 2020.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. For the years ended December 31, 2022, 2021, and 2020, total assessments paid to all such facilities were minimal.

Restrictions on Dividends and Risk-Based Capital

For information on Restrictions on Dividends and Risk-based Capital that affect us please refer to Note 11 ~ Statutory Financial Data, Risk-Based Capital and Dividend Restrictions of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.

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

Employees

At December 31, 2022, we had 109 employees. Substantially all of our employees are full-time. Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.

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

Insurance companies’ financial condition and results of operations depend upon their ability to accurately assess the potential losses and loss adjustment expenses under the terms of the insurance policies they underwrite. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. In the insurance industry, there is always the risk that reserves may prove inadequate as it is possible for insurance companies to underestimate the cost of claims. There has been considerable adverse development reported by the Company in recent years.

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

If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Such adverse development can result in the unplanned need for additional capital, which may need to be obtained through the sale of assets or additional issuance of common stock which could dilute current shareholder value.

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

Our distribution model depends almost entirely on the agencies that distribute our products. In 2022, six independent agencies accounted for approximately 42% of our gross written premiums in our commercial lines, and four independent agencies, accounted for approximately 45% of our gross written premiums in our personal lines. We cannot assure you that these relationships, or our relationships with any of our agencies will continue. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant agents could result in lower premium revenue and could have a material adverse effect on our results of operations or business prospects.

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

As of December 31, 2022, we had $24.4 million of senior unsecured notes (the “Notes”) outstanding and $10.5 million of subordinated notes (the "Subordinated Notes") outstanding. The Company's line of credit matured on December 1, 2022, and was not renewed. See Note 9 ~ Debt for additional details. We are subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. The Notes are due on September 30, 2023.

Our ability to make payments on our indebtedness is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. In addition, the Subordinated Notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. If we are unable to meet debt covenant requirements or to obtain future waivers regarding such failures, we could be in breach of our credit agreement. Any such breach could cause significant disruption to our operations, including a requirement to immediately repay our indebtedness, and would have severe adverse effects on our liquidity and financial flexibility.

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

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements imposed under the laws of their respective states of domicile and each state in which they issue policies. As of December 31, 2022, our Insurance Company Subsidiaries were in compliance with all such reserves. Any failure by one of our Insurance Company Subsidiaries to meet minimum capital and surplus requirements will subject it to corrective action. This may include requiring the adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing the subsidiary under state regulatory control. It may also result in our Insurance Company Subsidiaries being limited in their ability to make a dividend to us and could be a factor in causing rating agencies to downgrade our ratings. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our Insurance Company Subsidiaries, which we may not be able to do.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best Company, Inc. (“A.M. Best”) and Kroll Bond Rating Agency ("Kroll") as an important means of assessing the financial strength and quality of insurers. In setting their ratings, A.M. Best and Kroll utilize a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. For A.M. Best, the ratings range from A++, or superior, to F for in liquidation. Kroll's ratings range from AAA (extremely strong) to R (under regulatory supervision). As of the filing date of this Annual Report on Form 10-K, A.M. Best has assigned financial strength ratings of B+ with a stable outlook for CIC and WPIC. A rating of B+ means A.M. Best considers both companies to have a “good” ability to meet ongoing financial obligations. Kroll has given CIC and WPIC an insurance financial strength rating of BBB+ with a stable outlook as of the date of this Annual Report on Form 10-K. A BBB+ rating indicates that the insurer's financial condition is adequate.

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

As of December 31, 2022, our executive officers, directors, 5% shareholders and their affiliates owned approximately 69.3% of our voting stock. Therefore, these shareholders have the ability to influence us through their ownership position. These shareholders may be able to significantly influence all matters requiring shareholder approval. For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in Troy, Michigan, where our principal executive office is located. We also lease offices in Southfield, Michigan; Jacksonville and Miami, Florida. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, operating results or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shareholder Information Corporate Headquarters	Transfer Agent & Registrar
3001 W. Big Beaver Rd., Suite 200	American Stock Transfer & Trust Co, LLC
Troy, MI 48084	6201 15th Avenue
Phone: (248) 559-0840	Brooklyn, NY 11219

Corporate Counsel
Honigman Miller Schwartz and Cohn, LLP
600 Woodward Avenue
2290 First National Building
Detroit, MI 48226-3506

Shareholder Relations and Form 10-K

A copy of our 2022 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@cnfrh.com.

Share Price and Dividend Information

Our common stock is traded on the Nasdaq under the symbol “CNFR.” The following table sets forth the high and low sale prices of our common shares as reported by the Nasdaq for each period shown:

	High	Low
2021
First Quarter	4.82	2.80
Second Quarter	4.08	2.50
Third Quarter	4.33	2.51
Fourth Quarter	3.07	2.10

2022
First Quarter	2.50	2.16
Second Quarter	2.44	1.38
Third Quarter	2.20	1.43
Fourth Quarter	2.32	1.34

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

Shareholders of Record

As of March 27, 2023, there were 27 shareholders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Repurchases of Company's Stock

On December 5, 2018, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The company did not repurchase any shares of stock for the year ended December 31, 2022 related to the stock repurchase program. For the year ended December 31, 2022, the Company repurchased 1,968 shares of stock valued at approximately $4,000 related to the vesting of the Company’s restricted stock units. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

Recent Sales of Unregistered Securities

In August 2022, the Company issued $5.0 million of common equity through a private placement of 2,500,000 shares priced at $2.00 per share. The participants in the private placement consisted of members of the Company's Board of Directors.

No underwriters were involved in the foregoing sale of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial information of Conifer Holdings, Inc. and Subsidiaries as of the dates and for the periods indicated. The selected financial data for the years ended December 31, 2022, 2021, 2020, 2019, and 2018 were derived from our audited consolidated financial statements and related notes thereto.

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

	Year Ended December 31,
	2022	2021	2020	2019	2018
Operating Results:
Gross written premiums	$138,019	$132,095	$111,335	$101,853	$104,368
Ceded written premiums	(46,787)	(30,666)	(18,395)	(14,129)	(15,282)
Net written premiums	$91,232	$101,429	$92,940	$87,724	$89,086
Net earned premiums	$96,711	$98,802	$89,103	$89,089	$93,811
Net investment income	3,043	1,968	3,156	4,031	3,336
Net realized investment gains (losses)	(1,505)	2,878	8,126	1,196	61
Change in fair value of equity securities	403	(2,020)	228	(427)	121
Gain from VSRM Transaction	8,810	—	—	—	—
Loss portfolio transfer risk fee	(5,400)	—	—	—	—
Other gains (losses)	59	11,664	260	—	—
Other income	2,768	2,671	2,615	2,109	1,582
Total revenue	104,889	115,963	103,488	95,998	98,911
Losses and loss adjustment expenses, net	81,440	69,861	56,228	59,744	62,515
Policy acquisition costs	22,179	28,451	26,105	24,911	25,534
Operating expenses	18,789	16,509	18,468	17,582	17,683
Interest expense	2,971	2,852	2,925	2,882	2,644
Total expenses	125,379	117,673	103,726	105,119	108,376
Income (loss) before income taxes	(20,490)	(1,710)	(238)	(9,121)	(9,465)
Equity earnings (losses) in affiliates, net of tax	368	824	839	386	290
Income tax expense (benefit)	(9,441)	208	6	(913)	52
Net income (loss)	(10,681)	(1,094)	595	(7,822)	(9,227)
Net income (loss) allocable to common shareholders	$(10,681)	$(1,094)	$595	$(7,822)	$(9,227)
Net income (loss) per share allocable to common shareholders, basic and diluted	$(1.00)	$(0.11)	$0.06	$(0.88)	$(1.08)
Weighted average common shares outstanding, basic and diluted	10,692,090	9,691,998	9,625,059	8,880,107	8,543,876

	Year Ended December 31,
	2022	2021	2020	2019	2018
Balance Sheet Data:
Cash and invested assets	$165,432	$192,640	$191,400	$177,196	$150,894
Reinsurance recoverables	89,304	41,691	26,356	27,734	34,745
Total assets	312,350	290,404	261,597	247,265	232,752
Unpaid losses and loss adjustment expenses	165,539	139,085	111,270	107,246	92,807
Unearned premiums	67,887	65,269	56,224	51,503	52,852
Debt	33,876	33,564	40,997	35,824	33,502
Total liabilities	293,400	249,901	217,184	204,540	190,589
Total shareholders’ equity	18,950	40,503	44,413	42,725	42,163

Other Data:
Shareholders’ equity per common share outstanding	$1.55	$4.17	$4.59	$4.45	$4.97
Regulatory capital and surplus (1)	59,922	63,854	64,066	59,561	63,993

	2022	2021	2020	2019	2018
Underwriting Ratios:
Loss ratio	83.9%	70.5%	62.8%	66.8%	66.4%
Expense ratio	38.4%	42.4%	45.6%	44.0%	45.9%
Combined ratio	122.3%	112.9%	108.4%	110.8%	112.3%

(1)
Regulatory and capital surplus is the excess of assets over liabilities of our Insurance Company Subsidiaries and is determined in accordance with statutory accounting principles as determined by the domiciliary state for each Insurance Company Subsidiary. In 2018, CIC issued a surplus note to WPIC for $10.0 million. The $10.0 million surplus note is eliminated from the combined regulatory capital and surplus balance as of December 31, 2022, 2021, 2020, 2019, and 2018.

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

VSRM Transaction

Prior to October 13, 2022, Sycamore owned 50% of Venture Agency Holdings, Inc. ("Venture") and has accounted for its ownership under the equity method of accounting. On October 13, 2022, Sycamore purchased the other 50% of Venture from an individual for $9.7 million. Following this purchase, Sycamore owned 100% of Venture, which was then renamed to VSRM, Inc. ("VSRM"). VRSM and its two wholly owned subsidiaries, The Roots Insurance Agency, Inc. ("Roots") and Mitzel Insurance Agency, Inc. ("Mitzel") were incorporated into the Company's consolidated financial statements as of the date of the acquisition.

The Company recognized Sycamore's purchase of the individual's shares of VSRM as a step acquisition and revalued all assets and liabilities upon the acquisition date. This resulted in the recognition of an $8.8 million non-operating gain reported in the Consolidated Statements of Operations as Gain from VSRM Transaction in the fourth quarter of 2022. The Company also utilized $12.5 million of federal tax net operating losses carried forward and $14.8 million state tax net operating losses carried forward, for a net-of-tax benefit of $9.4 million. VSRM retained $8.9 million of debt, and $9.4 million of tax liabilities, as well as other smaller assets and liabilities that did not go with the transaction.

The fair value of the equity interest of VSRM immediately prior to the acquisition by Sycamore was $10.1 million. The fair value techniques used to measure the fair value of VSRM included using the carrying value of all current assets and liabilities as their carrying values approximated their fair values. Intangible assets were reviewed based on recent valuations performed by third party valuation experts and the net realized proceeds received upon the sale of the Security & Alarm Business sold the following day.

On October 14, 2022, VSRM sold all of its security guard and alarm installation insurance brokerage business (the "Security & Alarm Business") to a third party insurance brokerage firm for $38.2 million. As part of the transaction, the individual who previously owned 50% of VSRM transitioned employment to the buyer, along with a team of approximately eight other employees of VSRM. The Company recognized this transaction as the sale of a business. Because all assets and liabilities were just adjusted to fair value from the step acquisition described above, the basis of the net assets sold equaled the net proceeds from the sale, thus there was no gain recognized upon the sale of the Security & Alarm Business.

On December 30, 2022, VSRM contributed its remaining business, including its two wholly owned subsidiaries (Mitzel and Roots) to a new wholly owned subsidiary, Sycamore Specialty Underwriters, LLC ("SSU"). The business contributed to SSU consisted of customer accounts of substantially all of the personal lines business and a small subset of the commercial lines business underwritten by the Insurance Company Subsidiaries, and all of the customer accounts VSRM produced for third-party insurers, other than the security guard and alarm installation brokerage business previously sold.

On December 31, 2022, Andrew D. Petcoff purchased 50% of SSU from VSRM, Inc. for $1,000. As a result, SSU and its two wholly owned subsidiaries, Roots and Mitzel, are no longer consolidated in the Company's consolidated financial statements as of December 31, 2022, and VSRM's investment in SSU is accounted for using the equity method. The net assets transferred to SSU had a fair value of $0 at the time of the contribution. There was no gain or loss recognized upon the sale of half of SSU to Mr. Petcoff. Included in the net assets transferred to SSU was a $1.0 million promissory note payable, a liability that was assumed by SSU. The note payable was an obligation that originated as part of the Venture Transaction described below, and is payable to CIC.

In order to determine the value of the portion of the business contributed to SSU, the Company obtained a third party valuation based on a weighting of discounted cash flows and earnings before interest, taxes, depreciation and amortization (EBITDA) multiple valuation methods. The valuation included significant estimates and assumptions related to (i) forecasted revenue and EBITDA and (ii) the selection of the EBITDA multiple and discount rate.

Sale of Certain Agency Business

On June 30, 2021, Sycamore sold to Venture Agency Holdings, Inc., a related party, the customer accounts and other related assets of some of its personal and commercial lines of business (the “Venture Transaction”). Sycamore will continue to produce various personal and commercial lines that it did not sell which is substantially all produced for, and underwritten by, our Insurance Company Subsidiaries. We recognized an $8.9 million gain on the sale which is reflected in Other Gains in the Consolidated Statement of Operations. In order to determine the value of the portion of the business sold, the Company obtained a third party valuation based on a weighting of discounted cash flows and earnings before interest, taxes, depreciation and amortization (EBITDA) multiple valuation methods. The valuation included significant estimates and assumptions related to (i) forecasted revenue and EBITDA and (ii) the selection of the EBITDA multiple and discount rate.

The purchase price was $10.0 million of which $1.0 million was paid in cash on June 30, 2021, and $9.0 million was in the form of two promissory notes (one for $6.0 million and one for $3.0 million). Both notes require interest-only quarterly payments at a per annum rate of 7.0%, with a five-year maturity. There are no prepayment penalties. On December 14, 2021, Venture paid off the $3.0 million note. On October 20, 2022, Venture paid down $5.0 million of the $6.0 million note.

The remaining $1.0 million promissory note was assumed by SSU as part of the contribution of business to SSU described above.

The assets sold included the customer accounts (mainly agency-related new and renewal rights) of substantially all of the personal lines business and a small subset of the commercial lines business underwritten by our Insurance Company Subsidiaries, and all of the customer accounts Sycamore produced for third-party insurers. The Venture Transaction included the transition of 21 employees from Conifer to Venture as well as necessary systems and office functions to operate the business. Venture did not assume any in-force business or liabilities. The business transitioned to Venture as it produced new or renewal business effective July 1, 2021. Our Insurance Company Subsidiaries continued to underwrite substantially all of the business we sold to Venture that we underwrote prior to the transaction.

Loss Portfolio Transfer

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement with Fleming Reinsurance Ltd (“Fleming Re”). Under the agreement, Fleming Re will cover an aggregate limit of $66.3 million of paid losses on $40.8 million of stated net reserves as of June 30, 2022, relating to accident years 2019 and prior. This covers substantially all of the commercial liability lines underwritten by the Company. Within the aggregate limit, there is a $5.5 million loss corridor in which the Company retains losses in excess of $40.8 million. Fleming Re is then responsible to cover paid losses in excess of $46.3 million up to $66.3 million. Accordingly, there is $20.0 million of adverse development cover for accident years 2019 and prior. Under the agreement, Fleming Re was paid $40.8 million for stated net reserves as of June 30, 2022, plus a one-time risk fee of $5.4 million. Recoverables due to the Company under this agreement are recorded as reinsurance recoverables. The agreement is between CIC and WPIC and Fleming Re. As of December 31, 2022, the Company has recorded losses through the $5.5 million corridor and $644,000 into the $20.0 million layer.

The Company paid $25.0 million in cash on October 14, 2022, which was netted down for claims paid through September 30, 2022 and $13.6 million of funds withheld. Cash used in the transaction was generated from the existing investment portfolios held by CIC and WPIC.

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

The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2022 (dollars in thousands):

Line of Business	Case Reserves	IBNR Reserves	Total Reserves	Ratio of IBNR to Total Reserves
Commercial Lines	$36,354	$41,903	$78,257	53.5%
Personal Lines	2,944	1,687	4,631	36.4%
Total Lines	$39,298	$43,590	$82,888	52.6%

Included in the reinsurance recoverables were reinsurance recoverables from the LPT which were $24.4 million of reinsurance recoverables on case reserves and $1.5 million of reinsurance recoverables on IBNR. All of the reinsurance recoverables from the LPT are included in commercial lines.

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

The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2022. We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2022 reported pre-tax income and on net income and shareholders’ equity at December 31, 2022. We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor. The shareholders' equity amounts include an income tax rate assumption of 21%, however due to the net operating losses (“NOL”) available to use against taxable income and the offsetting valuation allowance, there is no difference between pre-tax income and shareholders’ equity in this schedule. The dollar amounts in the table are in thousands.

	As of December 31, 2022			Impact
	Net Ultimate Loss and LAE (1)	Net Loss and LAE Reserves (1)	Ultimate Loss and LAE Sensitivity Factor	Pre- Tax Income (2)	Shareholders' Equity (2)
Increased Ultimate Losses & LAE
Accident Year 2022	$57,136	$36,262	10.0%	$(5,714)	$(4,514)
Accident Year 2021	52,152	22,840	5.0%	(2,608)	(2,060)
Accident Year 2020	46,128	16,142	2.5%	(1,153)	(911)
Prior to 2020 Accident Years	—	7,645	—%	—	—

Decreased Ultimate Losses & LAE
Accident Year 2022	57,136	36,262	(10.0)%	5,714	4,514
Accident Year 2021	52,152	22,840	(5.0)%	2,608	2,060
Accident Year 2020	46,128	16,142	(2.5)%	1,153	911
Prior to 2020 Accident Years	—	7,645	—%	—	—

(1) Represents amounts as of December 31, 2022.

(2) Represents how pre-tax income and shareholders' equity would change if the Net Ultimate Loss and LAE were to change by the percentage in the Ultimate Loss and LAE Sensitivity Factor column.

Investment Valuation and Impairment

We carry debt securities classified as available‑for‑sale at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income. Our equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. We carry other equity investments that do not have a readily determinable fair value at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. We review these investments for impairment during each reporting period. We do not have any securities classified as trading or held to maturity.

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

Income Taxes

As of December 31, 2022, we have federal and state income tax NOL carryforwards of $65.6 million and $107.2 million, respectively. Of the NOL carryforwards, $50.4 million will expire in tax years 2030 through 2042 and $15.2 million will never expire. Of the federal NOL amount, $7.6 million are subject to limitations under Section 382 of the Internal Revenue Code. These net NOL carryforwards are limited in the amount that can be utilized in any one year and may expire before they are realized. At this time we do not expect that any of the remaining NOL carryforwards will expire before utilized.

A valuation allowance of $21.7 million and $14.6 million has been recorded against the gross deferred tax assets as of December 31, 2022 and 2021, respectively, as the Company has recognized a three-year cumulative loss as of December 31, 2022 which is significant negative evidence to support the lack of recoverability of those deferred tax assets in accordance with ASC 740, Income Taxes. If the $21.7 million valuation allowance as of December 31, 2022 were reversed in the future, it would increase book value by $1.77 per share. The net deferred tax assets were zero as of December 31, 2022 and 2021.

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

Non-GAAP Financial Measures

Adjusted Operating Income (Loss) and Adjusted Operating Income (Loss) Per Share

Adjusted operating income (loss) and adjusted operating income (loss) per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment gains and losses, net of tax, change in fair value of equity securities, net of tax, the gain from VSRM Transaction, net of tax, the loss portfolio transfer risk fee, net of tax, and other gains and losses, net of tax. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income to adjusted operating income (dollars in thousands), as well as net income per share to adjusted operating income per share:

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$(10,681)	$(1,094)	$595
Less:
Net realized investment gains (losses), net of tax	(1,505)	2,878	8,126
Change in fair value of equity securities, net of tax	403	(2,020)	228
Gain from VSRM Transaction, net of tax	8,810	—	—
Loss portfolio transfer risk fee, net of tax	(5,400)	—	—
Other gains (losses), net of tax	59	11,664	260
Adjusted operating income (loss)	$(13,048)	$(13,616)	$(8,019)

Weighted average common shares, diluted	10,692,090	9,691,998	9,625,059

Diluted income (loss) per common share:
Net income (loss)	$(1.00)	$(0.11)	$0.06
Less:
Net realized investment gains (losses), net of tax	(0.14)	0.30	0.84
Change in fair value of equity securities, net of tax	0.04	(0.21)	0.02
Gain from VSRM Transaction, net of tax	0.82	-	-
Loss portfolio transfer risk fee, net of tax	(0.51)	-	-
Other gains (losses), net of tax	0.01	1.20	0.03
Adjusted operating income (loss) per share	$(1.22)	$(1.40)	$(0.83)

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

Executive Overview

The Company's gross written premiums increased $5.9 million, or 4.5%, to $138.0 million in 2022, compared to $132.1 million in 2021. This was due to a substantial increase in gross written premiums in our personal lines of business, specifically low-value dwelling. This increase was primarily due to additional exposures and increased rates. Our personal lines gross written premium increased $6.1 million, or 40.8%, to $21.1 million in 2022, compared to $15.0 million in 2021.

The Company reported a net loss of $10.7 million, or $1.00 per share, in 2022, compared to a net loss of $1.1 million, or $0.11 per share, in 2021.

Adjusted operating loss, a non-GAAP measure, was $13.0 million, or $1.22 per share, for the year ended December 31, 2022, compared to an adjusted operating loss of $13.6 million, or $1.40 per share, for the year ended December 31, 2021.

The 2022 results included an $8.8 million non-operating gain in the fourth quarter of 2022 from the step acquisition of VSRM and subsequent sale of its security guard and alarm installation insurance brokerage business to a third party insurance brokerage firm. The Company also recorded a tax benefit of $9.4 million from the utilization of net operating loss tax carryforwards ("NOLs") applied against the taxable gain on the transaction. The deferred tax assets associated with the NOLs had a valuation allowance against it, and thus there was the recognition of the benefit in the period it was used.

The Company entered into a loss portfolio transfer reinsurance agreement on November 1, 2022 with Fleming Re in order to reduce its exposure to future unfavorable development on its reserves. The Company was charged a one-time risk fee of $5.4 million, which was reflected as a non-operating loss. Fleming Re will cover an aggregate limit of $66.3 million of paid losses on $40.8 million of stated net reserves as of June 30, 2022, relating to accident years 2019 and prior. Within the aggregate limit, there is a $5.5 million loss corridor in which the Company retains losses in excess of $40.8 million. Fleming Re is then responsible to cover paid losses in excess of $46.3 million up to $66.3 million. As of December 31, 2022, the Company has recorded losses through the $5.5 million corridor and $644,000 into the $20.0 million layer.

In the fourth quarter of 2022, the Company incurred $2.0 million of losses and $1.6 million reinsurance reinstatement costs related to Hurricane Ian.

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

Results of Operations - 2022 Compared to 2021

The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary Operating Results

	Years Ended December 31,
	2022	2021	$ Change	% Change
Gross written premiums	$138,019	$132,095	$5,924	4.5%

Net written premiums	$91,232	$101,429	$(10,197)	(10.1%)

Net earned premiums	$96,711	$98,802	$(2,091)	(2.1%)
Other income	2,768	2,671	97	3.6%
Losses and loss adjustment expenses, net	81,440	69,861	11,579	16.6%
Policy acquisition costs	22,179	28,451	(6,272)	(22.0%)
Operating expenses	18,789	16,509	2,280	13.8%
Loss portfolio transfer risk fee	5,400	—	5,400	*
Underwriting gain (loss)	(28,329)	(13,348)	(14,981)	(112.2%)
Net investment income	3,043	1,968	1,075	54.6%
Net realized investment gains (losses)	(1,505)	2,878	(4,383)	*
Change in fair value of equity securities	403	(2,020)	2,423	*
Gain from VSRM Transaction	8,810	—	8,810	*
Other gains (losses)	59	11,664	(11,605)	*
Interest expense	2,971	2,852	119	4.2%
Income (loss) before income taxes	(20,490)	(1,710)	(18,780)	*
Equity earnings in Affiliate, net of tax	368	824	(456)	(55.3%)
Income tax expense	(9,441)	208	(9,649)	*
Net income (loss)	$(10,681)	$(1,094)	$(9,587)	*
Underwriting Ratios:
Loss ratio (1)	83.9%	70.5%
Expense ratio (2)	38.4%	42.4%
Combined ratio (3)	122.3%	112.9%

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

Our premiums are presented below for the years ended December 31, 2022 and 2021 (dollars in thousands):

Summary of Premium Revenue

	Years Ended December 31,
	2022	2021	$ Change	% Change
Gross written premiums
Commercial lines	$116,868	$117,075	$(207)	(0.2%)
Personal lines	21,151	15,020	6,131	40.8%
Total	$138,019	$132,095	$5,924	4.5%

Net written premiums
Commercial lines	$72,318	$87,307	$(14,989)	(17.2%)
Personal lines	18,914	14,122	4,792	33.9%
Total	$91,232	$101,429	$(10,197)	(10.1%)

Net Earned premiums
Commercial lines	$80,823	$87,759	$(6,936)	(7.9%)
Personal lines	15,888	11,043	4,845	43.9%
Total	$96,711	$98,802	$(2,091)	(2.1%)

Gross written premiums increased by $5.9 million, or 4.5%, to $138.0 million, for the year ended December 31, 2022, compared to $132.1 million for the year ended December 31, 2021. The increase was attributable to an increase in written premium in our small business and low-value dwelling programs, which was offset by a decrease in written premium in our hospitality programs. Increases in the personal lines business was primarily attributable to an increase in policies, but also due to increases in rates.

Commercial lines gross written premiums decreased $207,000, or 0.2%, to $116.9 million, for the year ended December 31, 2022, compared to $117.1 million for the year ended December 31, 2021. Gross written premiums for our small business programs increased by $4.5 million, or 5.3%, to $89.9 million, for the year ended December 31, 2022, compared to $85.4 million for the year ended December 31, 2021. This increase was offset by our hospitality programs gross written premiums, which decreased by $4.7 million, or 14.9%, to $27.0 million, for the year ended December 31, 2022, compared to $31.7 million for the year ended December 31, 2021.

Personal lines gross written premiums increased $6.1 million, or 40.8%, to $21.1 million, for the year ended December 31, 2022, compared to $15.0 million for the year ended December 31, 2021. This increase was largely driven by our low-value dwelling business.

Net written premiums decreased $10.2 million, or 10.1%, to $91.2 million, for the year ended December 31, 2022, compared to $101.4 million for the year ended December 31, 2021. The Company entered into new specific loss reinsurance treaties on December 31, 2021 and January 1, 2022, which included a 40% ceding commission. This increased ceded written premiums by approximately $11.4 million in 2022. There was no ceding commission on excess of loss treaties during 2021. Ceded earned premiums also increased due to the new treaties by $8.9 million. The increase in ceded earned premiums was offset by the same increase in ceding commissions, which reduced acquisition costs.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Other income also includes the interest income from the $6.0 million and $3.0 million promissory notes relating to the Venture Transaction. The $3.0 million promissory note was paid down by Venture on December 14, 2021, and $5.0 million of the $6.0 million promissory note was paid down by Venture on October 20, 2022. Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies. All of the third-party business was sold to Venture at June 30, 2021. Accordingly, other income from that business diminished in 2022 as that business transitioned to Venture.

Other income increased by $97,000, or 3.6%, to $2.8 million for the year ended December 31, 2022, compared to $2.7 million for the year ended December 31, 2021. Other income relating to installment billings and policy issuance costs was lower in 2022 because of the Venture Transaction. This was offset by the interest income received from the $6.0 million promissory note during 2022.

Losses and Loss Adjustment Expenses

The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2022 and 2021 (dollars in thousands).

Year Ended December 31, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$46,884	$10,272	$57,156
Net (favorable) adverse development	23,878	406	24,284
Calendar year net loss and LAE	$70,762	$10,678	$81,440

Accident year loss ratio	57.9%	64.3%	58.9%
Net (favorable) adverse development	29.4%	2.6%	25.0%
Calendar year loss ratio	87.3%	66.9%	83.9%

Year Ended December 31, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$45,393	$5,036	$50,429
Net (favorable) adverse development	18,475	957	19,432
Calendar year net loss and LAE	$63,868	$5,993	$69,861

Accident year loss ratio	51.6%	45.0%	50.9%
Net (favorable) adverse development	21.0%	8.6%	19.6%
Calendar year loss ratio	72.6%	53.6%	70.5%

Net losses and LAE increased by $11.5 million, or 16.6%, to $81.4 million for the year ended December 31, 2022, compared to $69.9 million for the year ended December 31, 2021. The calendar year loss ratios were 83.9% and 70.5% for the years ended December 31, 2022 and 2021, respectively.

The Company experienced $24.3 million of adverse development for the year ended December 31, 2022. Of the $24.3 million of adverse development, $23.9 million was related to the Company's commercial lines of business, while $406,000 was related to the Company's personal lines of business. Of the $24.3 million of adverse development, $1.8 million was related to the 2021 accident year, $4.0 million was related to the 2020 accident year, $9.6 million was related to the 2019 accident year, $5.2 million was related to the 2018 accident year, and $3.7 million was related to 2017 and prior accident years. The adverse development was mostly related to the Company's commercial liability lines and was driven by multiple factors including significant social inflation generating higher severity than historical experience, and longer tail exposure than anticipated, particularly in certain jurisdictions.

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

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2022	2021

Commercial Lines
Policy acquisition costs	21.8%	29.2%
Operating expenses	16.1%	13.2%
Total	37.9%	42.4%

Personal Lines
Policy acquisition costs	28.8%	29.6%
Operating expenses	12.2%	12.1%
Total	41.0%	41.7%

Total Underwriting
Policy acquisition costs	23.0%	29.3%
Operating expenses	15.4%	13.1%
Total	38.4%	42.4%

Our expense ratio decreased by 4.0% to 38.4% for the year ended December 31, 2022, as compared to the same period in 2021. The decrease was largely due to a reduction in policy acquisition costs attributable to $11.4 million of ceding commission from new excess of loss reinsurance treaties. There were no commissions on excess of loss treaties in 2021.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income decreased by 6.3%, from 29.3% in 2021, to 23.0% in 2022, mostly due to the new ceding commission mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income increased by 2.3%, from 13.1% in 2021, to 15.4% in 2022. The new excess of loss reinsurance treaties with the ceding commission drove net earned premiums lower, resulting in a slightly higher operating expense ratio.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the years ended December 31, 2022 and 2021 (dollars in thousands):

Underwriting Gain (Loss)

	Years Ended December 31,
	2022	2021	Change
Commercial Lines	$(25,845)	$(13,229)	$(12,616)
Personal Lines	(1,248)	529	(1,777)
Total Underwriting	(27,093)	(12,700)	(14,393)
Wholesale Agency	(554)	(261)	(293)
Corporate	(921)	(757)	(164)
Eliminations	239	370	(131)
Total underwriting income (loss)	$(28,329)	$(13,348)	$(14,981)

Investment Income

Net investment income increased by $1.0 million, or 54.6%, to $3.0 million for the year ended December 31, 2022, compared to $2.0 million for the year ended December 31, 2021. This increase was due to an increase in interest income in our debt securities due to higher interest rates in 2022. Average invested assets during 2022 were $160.1 million compared to $183.0 million for the same period in 2021. The investment portfolio was comprised of 81.2% debt securities, 3.5% equity securities, and 15.3% short-term investments as of December 31, 2022. The investment portfolio was comprised of 82.5% debt securities, 7.6% equity securities, and 9.9% short-term investments as of December 31, 2021.

The debt securities portfolio had an average credit quality was AA+ and AA at December 31, 2022 and 2021, respectively. The portfolio produced a tax-equivalent book yield of 2.3% and 1.4% for the years ended December 31, 2022 and 2021, respectively. The option adjusted duration of the debt securities portfolio was 3.5 years and 3.6 years at December 31, 2022 and 2021, respectively.

Realized Investment Gains (Losses)

Net realized investment losses were $1.5 million during 2022, compared to $2.9 million of investment gains in 2021. The $4.4 million decrease was due to the Company repositioning its equity portfolio as well as negative overall market conditions that were experienced during 2022.

Interest Expense

Interest expense was $2.9 million for the years ended December 31, 2022 and 2021. We issued $25.3 million of public senior unsecured notes (the "Notes") in 2018. The Company did not repurchase any of the Notes in 2022 and 2021. Interest expense includes the amortization of debt issuance costs relating to the Notes which is $260,000 per annum over the 5-year life of the Notes. The interest expense relating to the amortization of debt issuance costs for the existing $10.5 million of the Subordinated Notes is $51,000 per annum over the 20-year life of the Subordinated Notes.

The Company had a $10.0 million line of credit during 2022 and 2021, which it drew upon and paid down at various times. This contributed to the interest expense in 2022 and 2021. The Company had no outstanding balance on its line of credit on December 31, 2022, as the line of credit agreement matured on December 1, 2022. The line of credit agreement was not renewed with the Lender after it matured on December 1, 2022.

Income Tax Expense

For the year ended December 31, 2022, the Company reported $6,000 of current federal income tax expense and $39,000 of current state income tax expense. The Company reported a deferred tax benefit of $9.4 million and $0 for the years ended December 31, 2022 and 2021, respectively.

There is a $21.7 million valuation allowance against 100% of the net deferred tax assets at December 31, 2022, which would increase book value by $1.77 per share if reversed in the future. The valuation allowance was $14.6 million as of December 31, 2021. As of December 31, 2022, the Company has net operating loss carryforwards for federal income tax purposes of $65.6 million, of which $50.4 million expire in tax years 2030 through 2042 and $15.2 million never expire. Of this amount, $7.6 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $107.2 million, which expire in tax years 2023 through 2042.

Results of Operations - 2021 Compared to 2020

The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary Operating Results

	Years Ended December 31,
	2021	2020	$ Change	% Change
Gross written premiums	$132,095	$111,335	$20,760	18.6%

Net written premiums	$101,429	$92,940	$8,489	9.1%

Net earned premiums	$98,802	$89,103	$9,699	10.9%
Other income	2,671	2,615	56	2.1%
Losses and loss adjustment expenses, net	69,861	56,228	13,633	24.2%
Policy acquisition costs	28,451	26,105	2,346	9.0%
Operating expenses	16,509	18,468	(1,959)	(10.6%)
Underwriting gain (loss)	(13,348)	(9,083)	(4,265)	(47.0%)
Net investment income	1,968	3,156	(1,188)	(37.6%)
Net realized investment gains	2,878	8,126	(5,248)	(64.6%)
Change in fair value of equity securities	(2,020)	228	(2,248)	*
Other gains (losses)	11,664	260	11,404	*
Interest expense	2,852	2,925	(73)	(2.5%)
Income (loss) before income taxes	(1,710)	(238)	(1,472)	*
Equity earnings (losses) in Affiliate, net of tax	824	839	(15)	(1.8%)
Income tax expense (benefit)	208	6	202	*
Net income (loss)	$(1,094)	$595	$(1,689)	*
Underwriting Ratios:
Loss ratio (1)	70.5%	62.8%
Expense ratio (2)	42.4%	45.6%
Combined ratio (3)	112.9%	108.4%

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

Losses and Loss Adjustment Expenses

The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2021 and 2020 (dollars in thousands).

Year Ended December 31, 2021	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$45,393	$5,036	$50,429
Net (favorable) adverse development	18,475	957	19,432
Calendar year net loss and LAE	$63,868	$5,993	$69,861

Accident year loss ratio	51.6%	45.0%	50.9%
Net (favorable) adverse development	21.0%	8.6%	19.6%
Calendar year loss ratio	72.6%	53.6%	70.5%

Year Ended December 31, 2020	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$38,021	$2,613	$40,634
Net (favorable) adverse development	15,242	352	15,594
Calendar year net loss and LAE	$53,256	$2,965	$56,228

Accident year loss ratio	46.0%	38.2%	45.4%
Net (favorable) adverse development	18.4%	5.1%	17.4%
Calendar year loss ratio	64.4%	43.3%	62.8%

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

Liquidity and Capital Resources

Sources and Uses of Funds

At December 31, 2022, we had $54.0 million in cash, cash equivalents, and short-term investments. Our principal sources of funds are insurance premiums, investment income, proceeds from maturity and sale of invested assets and other income. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

Management plans to issue new public debt or sell assets that will provide sufficient cash flow to pay off the senior unsecured notes that are coming due within the next twelve months. We believe it is probable that we will be able to issue new public debt or sell assets and repay the senior unsecured notes by September 30, 2023. We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our operating liquidity needs and the needs of our subsidiaries on a short-term and long-term basis. With the expected execution of the senior debt refinancing, we believe we can meet our capital needs as well over the next twelve months.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. No dividends were paid from our Insurance Company Subsidiaries in 2022, 2021 or 2020.

We contributed $6.8 million, $11.4 million and $1.2 million to our Insurance Company Subsidiaries in 2022, 2021 and 2020, respectively. We believe that the current statutory surplus levels and the funds available at the holding company level will provide the necessary statutory capital to support our premium volume growth over the next twelve months.

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

Cash Flows

Operating Activities. Cash used by operating activities for the year ended December 31, 2022 was $40.5 million compared to cash provided by operating activities of $5.4 million for the same period in 2021. The $45.9 million decrease was primarily due to a $45.2 million increase in paid losses and $8.0 million decrease in premiums collected, net of reinsurance premiums. This decrease was offset by a $6.9 million decrease in the amount of acquisition costs paid during 2022 compared to 2021.

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

Investing Activities. Cash provided by investing activities for the year ended December 31, 2022 was $56.5 million compared to $1.4 million in 2021. The $55.1 million increase in cash provided by investing activities over the prior year was driven by $34.3 million increase in net proceeds from sale of investments in 2022, compared to the same period in 2021. The Company also experienced an increase of $32.8 million from its sale of agency business in 2022, compared to the same period in 2021.

Cash provided by investing activities for the year ended December 31, 2021 was $1.4 million. Cash used in investing activities was $7.3 million in 2020. The $8.7 million increase in cash provided by investing activities over the prior year was driven by a reduction in the purchases of investments in 2021, compared to the same period in 2020. There was a significant repositioning of the Company's portfolio during the year ended 2020 from the COVID-19 pandemic, which caused an increase in the purchase of investments.

Financing Activities. Cash provided by financing activities for the years ended December 31, 2022, was $2.1 million compared to $5.0 million of cash used by financing activities for years ended December 31, 2021. The $7.1 million increase was largely attributed to the Company raising $5.0 million through the issuance of additional common stock in August 2022.

Cash used by financing activities for the years ended December 31, 2021, was $5.0 million compared to $5.1 million of cash provided by financing activities for years ended December 31, 2020. The $10.1 million decrease in cash provided by financing activities was mostly due to the Company paying down $8.0 million on its line of credit during 2021. The Company's borrowings under debt arrangements were also $2.7 million less in 2021 compared to 2020.

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

In 2018, the Company issued $25.3 million of Notes. The Notes bear an interest rate of 6.75% annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023. Proceeds from the Notes were used to pay down $19.5 million of the $30.0 million of subordinated notes that were issued in the third quarter of 2017. The Company did not repurchase any of the Notes during 2022 and 2021. The Company repurchased 36,761 units of the Notes in the public market during 2020 with a face value of $919,000. The Notes were repurchased at a discount to face value, which resulted in a $260,000 gain on extinguishment in 2020. This gain is reflected in the Consolidated Statement of Operations as Other gains.

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

The carrying value of the Notes and Subordinated Notes are offset by $1.0 million of debt issuance costs that will be amortized through interest expense over the life of the loans. Refer to Note 9 ~ Debt of the Notes to the Consolidated Financial Statements, for additional information regarding our outstanding debt.

The Company maintained a $10.0 million line of credit with a national bank (the “Lender”) that matured on December 1, 2022. The line of credit was not renewed after it matured. The line of credit contained interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2022 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Senior unsecured notes	$24,381	$24,381	$—	$—	$—
Interest on senior unsecured notes	1,234	1,234	—	—	—
Subordinated notes	10,500	—	—	—	10,500
Interest on subordinated notes	20,606	919	2,625	2,625	14,437
Lease obligations	1,634	328	505	432	369
Unpaid loss and loss adjustment expense (1)	165,539	59,010	66,646	28,890	10,993
Purchase Obligations (2)	1,380	360	720	300	—
Total	$225,274	$86,232	$70,496	$32,247	$36,299

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

At December 31, 2022, all of our Insurance Company Subsidiaries were in excess of any minimum threshold at which corrective action would be required.

Insurance operations are subject to various leverage tests (e.g., premium-to-statutory surplus ratios), which are evaluated by regulators and rating agencies. As of December 31, 2022, on a trailing twelve-month statutory combined basis, the gross written and net written premium leverage ratios were 2.3 to 1.0 and 1.5 to 1.0, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2022. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At December 31, 2022 and 2021, the fair value of our investment portfolio, excluding cash and cash equivalents, was $137.4 million and $182.7 million, respectively. Our investment portfolio consists principally of investment-grade, fixed-income securities, classified as debt securities. Accordingly, the primary market risk exposure to our debt portfolio is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The option adjusted duration of the debt securities portfolio was 3.5 and 3.6 years as of December 31, 2022 and 2021, respectively.

The table below summarizes our interest rate risk. The table also illustrates the sensitivity of the fair value of our investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2022. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2022	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity
200 basis point increase	127,404	$(8,726)	(6.4)%	(46.0)%
100 basis point increase	131,597	(4,533)	(3.3)%	(23.9)%
No change	136,130	—	—	—
100 basis point decrease	141,044	4,914	3.6%	25.9%
200 basis point decrease	146,299	10,169	7.5%	53.7%

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

At December 31, 2022 and 2021, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $105.7 million and $50.0 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to list of Financial Statement Schedules (including the Report of Independent Registered Public Accounting Firm referenced therein) set forth in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accounting Firm.

On June 1, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of Conifer Holdings, Inc. (the “Company”) dismissed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm.

During the Company’s two most recent fiscal years ended December 31, 2021 and December 31, 2020 and during the subsequent interim period from January 1, 2022 through June 1, 2022, (i) there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

(b) New Independent Registered Public Accounting Firm.

On June 1, 2022, the Audit Committee approved the engagement of Plante & Moran, PLLC (“Plante Moran”) as its new independent registered public accounting firm, subject to Plante Moran completing its client acceptance process. Plante Moran’s appointment is for the Company’s fiscal year ending December 31, 2022, and related interim periods.

During the Company’s two most recent fiscal years ended December 31, 2021 and December 31, 2020, and for the subsequent interim period through June 1, 2022, neither the Company nor anyone on its behalf consulted Plante Moran regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or on the type of audit opinion that might be rendered on the consolidated financial statements of the Company, and neither a written report nor oral advice was provided to the Company that Plante Moran concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2022. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in internal controls over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

ITEMS 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 17, 2023 and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners and Management,” “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm." Our Code of Business Conduct and Ethics can be found on our website www.cnfrh.com.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 166 & No. 34)	67
	Consolidated Balance Sheets – December 31, 2022 and 2021	70
	Consolidated Statements of Operations – For Years Ended December 31, 2022, 2021, and 2020	71
	Consolidated Statements of Comprehensive Income (Loss) – For Years Ended December 31, 2022, 2021, and 2020	72
	Consolidated Statement of Changes in Shareholders’ Equity – For Years Ended December 31, 2022, 2021, and 2020	73
	Consolidated Statements of Cash Flows – For Years Ended December 31, 2022, 2021, and 2020	74
	Notes to Consolidated Financial Statements	75
2.	Financial Statement Schedules
	Schedule I – Summary of Investments Other Than Investments in Related Parties – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 4 ~ Investments
	Schedule II – Condensed Financial Information of Registrant	106
	Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 19 ~ Segment Information
	Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto See Note 8 ~ Reinsurance
	Schedule V – Valuation and Qualifying Accounts	110
	Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements and notes thereto
3.	Exhibits – The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Form 10-K	111

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Conifer Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current year audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 7 to the Financial Statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expense (LAE) totaled $165.5 million at December 31, 2022. The Company’s reserve for unpaid losses and LAE represents the estimated ultimate cost of settling all claims incurred related to insured events that have occurred as of the reporting date. The Company determines the reserve for unpaid losses and LAE on an individual-case basis for those claims reported as of December 31, 2022, with bulk reserves for additional development, if any, on the reported claims and an estimate for unpaid losses and LAE for all claims incurred related to insured events that have occurred as of December 31, 2022 but have not yet been reported by the policyholders to the Company (collectively referred to as incurred but not reported, or IBNR). The Company estimates IBNR reserves by projecting ultimate losses using industry-accepted actuarial methods. Management engages an independent actuarial firm to prepare an actuarial analysis of unpaid losses and LAE and provides a statement of actuarial opinion on management’s estimate of unpaid losses and LAE.

Estimating the liability for unpaid losses and LAE requires significant judgment, relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative development, and a variety of actuarial assumptions. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management’s judgment, and significantly impacted by claim and actuarial factors and conditions that may change over time. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter, as it involved especially subjective auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the unpaid losses and LAE reserve included the following, among others:

•
We obtained an understanding and evaluated the design of key controls over the process and data used by management to estimate the liability for unpaid losses and LAE, including those controls related to the estimation of and management’s review of the estimated liability of unpaid losses and LAE.
•
We tested the completeness, integrity, and accuracy of the underlying data used by the Company’s and their engaged actuary, such as paid loss data, case reserve data, loss adjustment expense data, and loss development tables.
•
With assistance from our engaged actuarial specialist, we reviewed the reasonableness of the methods and assumptions used by the Company and their engaged actuary to develop their unpaid losses and LAE reserve estimate.
•
We evaluated management’s prior year estimate for unpaid losses and LAE and the factors leading to changes in the estimate recognized in the current year.

Purchase of Additional Ownership Interest and Subsequent Sale of Certain Agency Business – Refer to Note 2 to the financial statements

Critical Audit Matter Description

On October 13, 2022, the Company completed a step acquisition by purchasing the remaining 50 percent ownership interest in Venture Agency Holdings, Inc. (VSRM) for $9.7 million, resulting in VSRM being owned 100 percent by the Company. This resulted in a gain on the revaluation of VSRM to fair value at the acquisition date totaling $8.8 million, which is reflected in Revenues and Other income on the Consolidated Statement of Operations.

On October 14, 2022, VSRM sold certain producer business assets to an independent third party. The assets involved in this transaction relate to VSRM’s insurance brokerage and associated services provided largely to the security sector. Collectively, these two events are referred to as the VSRM Transaction.

We identified the VSRM Transaction as a critical audit matter because of the significant estimates and assumptions made by management to estimate the fair value of VSRM on October 13, 2022, which was used in determining the fair value of the 50 percent ownership interest to 100 percent ownership and the resulting gain on revaluation and the fair value of the assets and liabilities sold. In addition, the events and transaction as a whole are considered complex and infrequent in nature. The audit of the fair value ofVSRM and determination of the gain recognized from revaluation as a result of the step acquisition required auditor subjectivity and judgment and increased audit effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the VSRM Transaction included the following, among others:

•
We reviewed all supporting transaction documents for the VSRM Transaction related to the step acquisition that resulted from the purchase of additional ownership interest and obtaining control of VSRM and documents related to the sale of producer business assets to an outside third party.
•
We obtained an understanding of the business purpose of the VSRM Transaction.
•
We obtained an understanding of internal controls over the process and data used by the Company in the determination of the fair value of the assets acquired and liabilities assumed in the VSRM acquisition including the related revaluation gain.

•
We tested the completeness and accuracy of the underlying internal financial data and supporting documents that were used by the Company to estimate the fair value of VSRM on the acquisition date and the resulting gain from obtaining control prior to the sale of the business producer assets.
•
We assessed the fair value of the individual assets and liabilities that were acquired when the Company obtained control of VSRM, which included reviewing the valuation model and key inputs used by management for reasonableness.
•
With the assistance of our internal valuation specialists, we evaluated the judgments made by the Company in determining the fair value of the assets acquired, including identified intangible assets and goodwill, and liabilities assumed.
•
We reviewed the asset purchase agreement related to the sale of the VSRM business and agreed the assets and liabilities included in the sale to those derecognized by management of the Company at the disposal date.
•
We evaluated the overall completeness and accuracy of the VSRM Transaction disclosures within the footnotes to the financial statements.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2022.

Chicago, Illinois

March 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Conifer Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 10, 2022

We began serving as the Company's auditor in 2010. In 2022, we became the predecessor auditor.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2022	2021
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $127,119 and $150,732, respectively)	$110,201	$149,783
Equity securities, at fair value (cost of $1,905 and $10,972, respectively)	1,267	9,931
Short-term investments, at fair value	25,929	23,013
Total investments	137,397	182,727

Cash and cash equivalents	28,035	9,913
Premiums and agents' balances receivable, net	21,802	21,197
Receivable from Affiliate	1,261	5,784
Reinsurance recoverables on unpaid losses	82,651	40,344
Reinsurance recoverables on paid losses	6,653	1,347
Prepaid reinsurance premiums	16,399	8,301
Deferred policy acquisition costs	10,290	12,267
Other assets	7,862	8,524
Total assets	$312,350	$290,404
Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$165,539	$139,085
Unearned premiums	67,887	65,269
Reinsurance premium payable	6,144	5,318
Debt	33,876	33,564
Accounts payable and accrued expenses	19,954	6,665
Total liabilities	293,400	249,901

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,215,849 and 9,707,817 issued and outstanding, respectively)	97,913	92,692
Accumulated deficit	(60,760)	(50,079)
Accumulated other comprehensive income (loss)	(18,203)	(2,110)
Total shareholders' equity	18,950	40,503
Total liabilities and shareholders' equity	$312,350	$290,404

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue and Other Income
Gross earned premiums	$135,401	$123,050	$106,614
Ceded earned premiums	(38,690)	(24,248)	(17,511)
Net earned premiums	96,711	98,802	89,103
Net investment income	3,043	1,968	3,156
Net realized investment gains (losses)	(1,505)	2,878	8,126
Change in fair value of equity securities	403	(2,020)	228
Gain from VSRM Transaction	8,810	—	—
Loss portfolio transfer risk fee	(5,400)	—	—
Other gains (losses)	59	11,664	260
Other income	2,768	2,671	2,615
Total revenue and other income	104,889	115,963	103,488
Expenses
Losses and loss adjustment expenses, net	81,440	69,861	56,228
Policy acquisition costs	22,179	28,451	26,105
Operating expenses	18,789	16,509	18,468
Interest expense	2,971	2,852	2,925
Total expenses	125,379	117,673	103,726
Income (loss) before income taxes	(20,490)	(1,710)	(238)
Equity earnings in Affiliate, net of tax	368	824	839
Income tax expense (benefit)	(9,441)	208	6
Net income (loss)	$(10,681)	$(1,094)	$595

Net income (loss) per share, basic and diluted	$(1.00)	$(0.11)	$0.06

Weighted average common shares outstanding, basic and diluted	10,692,090	9,691,998	9,625,059

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(10,681)	$(1,094)	$595

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(16,024)	(2,937)	1,589
Income tax expense (benefit)	—	—	—
Unrealized investment gains (losses), net of tax	(16,024)	(2,937)	1,589
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	69	85	1,166
Income tax expense (benefit)	—	—	—
Total reclassifications included in net income (loss), net of tax	69	85	1,166
Other comprehensive income (loss)	(16,093)	(3,022)	423
Total comprehensive income (loss)	$(26,774)	$(4,116)	$1,018

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(dollars in thousands)

	No Par, Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity
Balances at January 1, 2020	9,592,861	$91,816	$(49,580)	$489	$42,725
Net income (loss)	—	—	595	—	595
Repurchase of common stock	(11,586)	(36)	—	—	(36)
Stock-based compensation expense	100,453	706	—	—	706
Other comprehensive income	—	—	—	423	423
Balances at December 31, 2020	9,681,728	92,486	(48,985)	912	44,413
Net income (loss)	—	—	(1,094)	—	(1,094)
Repurchase of common stock	(3,886)	(12)	—	—	(12)
Stock-based compensation expense	29,975	218	—	—	218
Other comprehensive income (loss)	—	—	—	(3,022)	(3,022)
Balances at December 31, 2021	9,707,817	$92,692	$(50,079)	$(2,110)	$40,503
Net income (loss)	—	—	(10,681)	—	(10,681)
Repurchase of common stock	(1,968)	10	—	—	10
Issuance of common stock private placement	2,500,000	5,000	—	—	5,000
Stock-based compensation expense	10,000	211	—	—	211
Other comprehensive income (loss)	—	—	—	(16,093)	(16,093)
Balances at December 31, 2022	12,215,849	$97,913	$(60,760)	$(18,203)	$18,950

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(10,681)	$(1,094)	$595
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain upon consolidation of VSRM (1) and sale of agency business	(10,052)	—	—
Gain on sale of agency business	-	(8,910)	—
Depreciation and amortization	417	423	437
Amortization of bond premium and discount, net	320	523	655
Net realized investment (gains) losses	1,505	(2,878)	(8,126)
Change in fair value of equity securities	(403)	2,020	(228)
Loss on sale of fixed assets	33	—	—
Deferred Income tax expense	(9,396)	—	—
Stock-based compensation expenses	211	218	706
Equity earnings in Affiliate, net of tax	(368)	(824)	(839)
PPP Loan forgiveness	—	(2,745)	0
Other	60	17	(262)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums, agents' balances and other receivables	(594)	(811)	311
Reinsurance recoverables	(47,613)	(15,335)	1,378
Prepaid reinsurance premiums	(8,098)	(6,985)	(66)
Deferred policy acquisition costs	1,977	(24)	(337)
Other assets	(138)	949	908
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	26,454	27,815	4,024
Unearned premiums	2,618	9,045	4,721
Reinsurance premiums payable	11,926	5,318	—
Accounts payable and other liabilities	1,348	(1,367)	(895)
Net cash provided by operating activities	(40,474)	5,355	2,982
Cash Flows From Investing Activities
Purchases of investments	(318,227)	(226,794)	(391,588)
Proceeds from maturities and redemptions of investments	20,324	25,834	23,403
Proceeds from sales of investments	324,091	198,408	360,926
Proceeds from sale of agency business, net of $271 of cash disposed of (1)	32,759	4,000	—
Purchase of VSRM, net of $3,920 cash acquired (1)	(1,947)	—	—
Deconsolidation of SSU (1)	(497)	—	—
Dividends from Affiliate	—	1,000	—
Other purchases	—	(1,071)	(78)
Net cash provided by (used in) investing activities	56,503	1,377	(7,337)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	5,000	—	—
Repurchase of common stock	10	(12)	(36)
Borrowings under lines of credit	19,500	3,000	5,745
Repayment of lines of credit	(19,500)	(8,000)	(625)
Paydown of long-term debt	(2,917)	—	—
Net cash provided by (used in) financing activities	2,093	(5,012)	5,084
Net increase (decrease) in cash	18,122	1,720	729
Cash at beginning of period	9,913	8,193	7,464
Cash at end of period	$28,035	$9,913	$8,193
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,979	$2,883	$2,586
Income taxes paid (refunded), net	$(11)	$163	$(82)
Increase in note receivable from sale of agency business	$—	$6,000	$—
(1) See Note 2 ~ VSRM Transaction

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

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries Conifer Insurance Company ("CIC"), Red Cedar Insurance Company ("RCIC"), White Pine Insurance Company ("WPIC"), Sycamore Insurance Agency, Inc. ("Sycamore"), and, as of October 13, 2022, VSRM, Inc. ("VSRM"). VSRM has substantially no operations following the contribution to SSU as described in Note 2 ~ VSRM Transaction. CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc. is referred to as the "Parent Company."

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

Lease Accounting

The Company accounts for leases under FASB Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which required the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value upon initial recognition, for all leases that extend beyond 12 months. For operating leases, the asset and liability are amortized over the lease term with expense recognized on a straight-line basis and all cash flows included in the operating section of the consolidated statement of cash flows. We do not have any financing leases. Our operating leases consist primarily of real estate utilized in the operation of our businesses with lease terms ranging from 5 to 10 years. Management has determined the appropriate discount rate to use in calculating the right-to-use asset and lease liability is 6.75%. The Company records a right-of-use asset and lease liabilities included in Other Assets and Other Liabilities in the Consolidated Balance Sheets. As of December 31, 2022, the Company had a right-of-use asset of $1.3 million, and lease liabilities of $1.3 million. As of December 31, 2021, the Company had a right-of-use asset of $1.4 million, and lease liabilities of $1.5 million.

Investment Securities

Debt securities are classified as available-for-sale and reported at fair value. The Company determines the fair value using the market approach, which uses quoted prices or other relevant data based on market transactions involving identical or comparable assets. The Company purchases available-for-sale debt securities with the expectation that they will be held to maturity, however the Company may sell them if market conditions or credit‑related risk warrant earlier sales. The Company does not have any securities classified as held-to-maturity or trading.

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

Investment company limited partnerships are measured at their net asset value, which approximates fair value. Any changes in the net asset value are recognized in net income in the Consolidated Statements of Operations.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. We review these investments for impairment during each reporting period. These investments are a component of Other Assets in the Consolidated Balance Sheets.

Other-than-Temporary Impairments

The Company reviews its impaired securities for possible other-than-temporary impairment ("OTTI") at each quarter-end. A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The Company considers the following factors in performing its review: (i) the amount by which the security’s fair value is less than its cost, (ii) length of time the security has been impaired, (iii) whether management has the intent to sell the security, (iv) if it is more likely than not that management will be required to sell the security before recovery of its amortized cost basis, (v) whether the impairment is due to an issuer‑specific event, credit issues or change in market interest rates, (vi) the security’s credit rating and any recent downgrades or (vii) stress testing of expected cash flows under different scenarios. If the Company cannot conclude that declines in fair value below amortized cost are considered temporary, an OTTI loss is recorded through the Consolidated Statements of Operations in the current period.

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

In 2022, the Company entered into a loss portfolio transfer ("LPT") reinsurance agreement. The LPT is a retroactive reinsurance contract. See Note 8 ~ Reinsurance for further details regarding the LPT.

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

To the extent that unearned premiums on existing policies are not adequate to cover the sum of expected losses and LAE, unamortized acquisition costs and policy maintenance costs, unamortized deferred policy acquisition costs are charged to expense to the extent required to eliminate the premium deficiency. If the premium deficiency is greater than the unamortized policy acquisition costs, a liability is recorded for any such deficiency. As of December 31, 2022, there was no premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency exists. Management performs this evaluation at each insurance product line level.

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and LAE in the Consolidated Balance Sheets represents the Company’s estimate of the amount it expects to pay for the ultimate cost of all losses and LAE incurred that remain unpaid at the balance sheet date. The liability is recorded on an undiscounted basis, except for the liability for unpaid losses and LAE assumed related to any acquired companies which are initially recorded at fair value. The process of estimating the liability for unpaid losses and LAE is a complex process that requires a high degree of judgment.

The liability for unpaid losses and LAE represents the accumulation of individual case estimates for reported losses and LAE, and actuarially determined estimates for incurred but not reported losses and LAE and includes a provision for estimated costs to settle all outstanding claims at the balance sheet date. The liability for unpaid losses and LAE is intended to include the ultimate net cost of all losses and LAE incurred but unpaid as of the balance sheet date. The liability is stated net of anticipated deductibles, salvage and subrogation, and gross of reinsurance ceded. The estimate of the unpaid losses and LAE liability is continually reviewed and updated. Although management believes the liability for losses and LAE is reasonable, the ultimate liability may be more or less than the current estimate.

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

As of December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

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

Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which amends the current methodology and timing for recognizing credit losses. This amendment will replace the current GAAP "incurred loss" methodology for credit losses with a methodology based on expected credit losses. The new guidance will also require expanded consideration of a broader range of reasonable and increased supportable information for the credit loss estimates. This ASU is effective for annual and interim reporting periods beginning after December 15, 2022. Management does not expect the new guidance to have a material impact on the Company's consolidated financial statements.

In January 2021, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848). This guidance provides optional expedients and exceptions that are intended to ease the burden of updating contracts to contain a new reference rate due to the discontinuation of the London Inter-Bank Offered Rate (LIBOR). This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2024. Management does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

Risks and Uncertainties

The Company is exposed to interest rate risks as it maintains a significant amount of its investment portfolio in debt securities. As a result of changes in interest rates during 2022, the Company reported a $16.0 million net unrealized loss that was reflected in other comprehensive income. As of December 31, 2022, total net unrealized losses in the debt securities was $18.2 million. Management believes it will not need to sell debt securities at significant losses as it has the ability and intention to hold them until their values improve.

Management has noted the media has reported a number of recent bank failures. The Company does not have any deposits or investments in any of these banks. Management does not expect any significant impact as a result of these events.

2. VSRM Transaction

Prior to October 13, 2022, Sycamore owned 50% of Venture Agency Holdings, Inc. ("Venture") and has accounted for its ownership under the equity method of accounting. On October 13, 2022, Sycamore purchased the other 50% of Venture from an individual for $9.7 million. Following this purchase, Sycamore obtained control and owned 100% of Venture, which was then renamed to VSRM, Inc. ("VSRM"). VRSM and its two wholly owned subsidiaries, The Roots Insurance Agency, Inc. ("Roots") and Mitzel Insurance Agency, Inc. ("Mitzel") were incorporated into the Company's consolidated financial statements as of the date of the acquisition. Sycamore initially purchased the Venture shares with a promissory note for $9.7 million and ultimately settled the note with $5.9 million of cash received from the Security & Alarm Business sale, described below, and $3.8 million in the form of stock from the buyer of the Security & Alarm Business. The Company acquired the remaining outstanding shares of VSRM, in order to take advantage of net operating tax losses as part of a tax planning strategy to apply to the Security and Alarm Business sale described below, in addition to the strategic focus of getting out of the Security and Alarm line of business.

The Company recognized Sycamore's purchase of the individual's shares of VSRM as a step acquisition and revalued all assets and liabilities upon the acquisition date. This resulted in the recognition of an $8.8 million non-operating gain reported in the Consolidated Statement of Operations as Gain from VSRM Transaction in the fourth quarter of 2022. The Company also utilized $12.5 million of federal income tax net operating losses carried forward and $14.8 million state income tax net operating losses carried forward, for a total net-of-tax benefit of $9.4 million. VSRM retained $8.9 million of debt, and $9.4 million of tax liabilities, as well as other smaller assets and liabilities that did not go with the transaction.

A condensed schedule of assets and liabilities incorporated into the consolidated balance sheet from the VSRM acquisition is provided below:

Cash	$3,921
Trade receivables	4,604
Customer relationship intangible assets	37,122
Other assets	574
Total assets	$46,221

Trade and other payables	7,624
Deferred tax liability	9,407
Note payable to Affiliate	6,000
Senior debt	2,917
Total Liabilities	$25,948

Fair value of net assets acquired	$20,273

The following table presents the calculation of the $8.8 million revaluation gain related to the Company's equity method investment in VSRM as a result of the VSRM Transaction:

Carrying value of equity method investment in VSRM	$1,773
Fair value of investment in VSRM	10,583
Gain on step acquisition	$8,810

The fair value of the equity interest of VSRM immediately prior to the acquisition was $10.6 million. The fair value techniques used to measure the fair value of VSRM included using the recent valuations performed by third party valuation experts and the net realized proceeds received upon the sale of the Security & Alarm Business sold the following day.

There were no material transaction costs incurred in the acquisition of VSRM. Additionally, no results of operations for the Security and Alarm business have been included the consolidated financial statements as that business was immediately disposed of. Results of operations for the retained business have been included from the date of acquisition through December 31, 2022.

On October 14, 2022, VSRM sold all of its security guard and alarm installation insurance brokerage business (the "Security & Alarm Business") to a third party insurance brokerage firm for $38.2 million, of which $32.8 million was paid in cash and $3.8 million was in the form of the buyer's stock. The $3.8 million of buyer's stock was immediately used to settle a portion of the $9.7 million promissory note that was issued to buy the 50% of Venture and the remainder of the promissory note was settled with cash from the sale of business.

As part of the transaction, the individual who previously owned 50% of VSRM transitioned employment to the buyer, along with a team of approximately eight other employees of VSRM. Also, the Company transferred to the buyer, $4.3 million of accounts receivable, $5.8 million of current liabilities, $271,000 in cash as well as all books and records of the business being purchased. The buyer held back $75,000 of cash for a future true up of the trade balances which the Company reflected as a current receivable. The Company recognized this transaction as the sale of a business. Because all assets and liabilities were just adjusted to fair value from the step acquisition described above, the basis of the net assets sold equaled the net proceeds from the sale, thus there was no gain recognized upon the sale of the Security & Alarm Business.

The following table reconciles the net assets disposed of from this transaction:

Cash at closing	$32,759
Net liabilities transferred	1,499
Hold back	75
Stock of acquirer	3,822
Total purchase price	$38,155

Cash	$271
Premiums transferred to buyer	4,326
Intangible assets	38,154
Trade payables and accrued liabilities assumed by buyer	(5,838)
Net assets disposed of	36,913
Net gain	1,242
Broker fee transaction costs	(1,242)
Net gain	$—

The net gain on revaluation of the investment in VSRM and the disposal of the Security and Alarm Business line are summarized below:

Gross gains	$10,052
Broker fee	(1,242)
Net gain	$8,810

On December 30, 2022, VSRM contributed its remaining business, including its two wholly owned subsidiaries (Mitzel and Roots) to a new wholly owned subsidiary, Sycamore Specialty Underwriters, LLC ("SSU"). The business contributed to SSU consisted of customer accounts of substantially all of the personal lines business and a small subset of the commercial lines business underwritten by the Insurance Company Subsidiaries, and all of the customer accounts VSRM produced for third-party insurers, other than the security guard and alarm installation brokerage business previously sold.

On December 31, 2022, Sycamore Financial Group, LLC ("SFG"), wholly owned by Andrew D. Petcoff purchased 50% of SSU from VSRM, Inc. for $1,000. As a result, SSU and its two wholly owned subsidiaries, Roots and Mitzel, are no longer consolidated in the Company's consolidated financial statements as of December 31, 2022, and VSRM's investment in SSU is accounted for using the equity method. The net assets transferred to SSU had a fair value of $0 at the time of the contribution. There was no gain or loss recognized upon the sale of half of SSU to SFG. Included in the net assets transferred to SSU was a $1.0 million promissory note obligation of VSRM that originated as part of the Venture Transaction described below, and is payable to CIC.

The following table provides the assets and liabilities deconsolidated as a result of this transaction:

Cash	$497
Receivable from VSRM	934
Trade receivables	239
Intangible asset	196
Other assets	514
Total assets	$2,380

Payable to Affiliates	286
Trade payables	193
Note payable	1,000
Other liabilities	901
Total Liabilities	$2,380

In order to determine the value of the business contributed to SSU, the Company obtained a third party valuation based on a weighting of discounted cash flows and earnings before interest, taxes, depreciation and amortization (EBITDA) multiple valuation methods. The valuation included significant estimates and assumptions related to (i) forecasted revenue and EBITDA and (ii) the selection of the EBITDA multiple and discount rate.

3. Sale of Certain Agency Business

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

The purchase price was $10.0 million of which $1.0 million was paid in cash on June 30, 2021, and $9.0 million was in the form of two promissory notes (one for $6.0 million and one for $3.0 million). Both notes require interest-only quarterly payments at a per annum rate of 7.0%, with a five-year maturity. There are no prepayment penalties. On December 14, 2021, Venture paid off the $3.0 million note. On October 20, 2022, Venture paid down $5.0 million of the $6.0 million note. The remaining $1.0 million promissory note was assumed by SSU as part of the contribution of business to SSU described in Note 2 ~ Acquisition of Joint Venture and Subsequent Sale of Business.

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

4. Investments

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at December 31, 2022 and 2021 were as follows (dollars in thousands):

	December 31, 2022
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$7,833	$—	$(335)	$7,498
State and local government	25,487	1	(4,672)	20,816
Corporate debt	35,347	—	(4,788)	30,559
Asset-backed securities	21,742	—	(1,246)	20,496
Mortgage-backed securities	29,194	—	(5,157)	24,037
Commercial mortgage-backed securities	3,414	—	(186)	3,228
Collateralized mortgage obligations	4,102	—	(535)	3,567
Total debt securities available for sale	$127,119	$1	$(16,919)	$110,201

	December 31, 2021
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$20,723	$74	$(77)	$20,720
State and local government	30,063	555	(189)	30,429
Corporate debt	30,808	88	(550)	30,346
Asset-backed securities	28,652	10	(224)	28,438
Mortgage-backed securities	33,178	105	(762)	32,521
Commercial mortgage-backed securities	1,659	31	—	1,690
Collateralized mortgage obligations	5,649	35	(45)	5,639
Total debt securities available for sale	$150,732	$898	$(1,847)	$149,783

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2022
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	8	$3,534	$(135)	5	$3,964	$(200)	13	$7,498	$(335)
State and local government	77	12,966	(2,318)	45	7,147	(2,354)	122	20,113	(4,672)
Corporate debt	27	10,069	(1,373)	42	20,890	(3,415)	69	30,959	(4,788)
Asset-backed securities	6	3,188	(76)	20	17,308	(1,170)	26	20,496	(1,246)
Mortgage-backed securities	57	4,006	(573)	12	20,031	(4,584)	69	24,037	(5,157)
Commercial mortgage -backed securities	4	3,205	(186)	-	-	-	4	3,205	(186)
Collateralized mortgage obligations	26	1,789	(196)	9	1,802	(339)	35	3,591	(535)
Total debt securities available for sale	205	38,757	(4,857)	133	71,142	(12,062)	338	109,899	(16,919)

	December 31, 2021
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	6	$10,323	$(47)	1	$4,728	$(30)	7	$15,051	$(77)
State and local government	41	8,875	(172)	4	446	(17)	45	9,321	(189)
Corporate debt	41	22,748	(505)	1	705	(45)	42	23,453	(550)
Asset-backed securities	24	24,305	(219)	2	1,893	(5)	26	26,198	(224)
Mortgage-backed securities	12	27,034	(762)	—	—	—	12	27,034	(762)
Commercial mortgage -backed securities	0	—	0	—	—	—	0	—	0
Collateralized mortgage obligations	10	2,638	(45)	2	29	—	12	2,667	(45)
Total debt securities available for sale	134	$95,923	$(1,750)	10	$7,801	$(97)	144	$103,724	$(1,847)

The Company analyzed its investment portfolio in accordance with its OTTI review procedures and determined the Company did not need to record a credit-related OTTI loss, nor recognize a non credit-related OTTI loss in other comprehensive income for the years ended December 31, 2022, 2021, and 2020.

The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2022	2021	2020
Debt securities	$2,517	$2,217	$3,213
Equity securities	52	194	220
Cash, cash equivalents, and short-term investments	776	2	138
Total investment income	3,345	2,413	3,571
Investment expenses	(302)	(445)	(415)
Net investment income	$3,043	$1,968	$3,156

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt securities and equity securities, as follows (dollars in thousands):

	December 31,
	2022	2021	2020
Debt securities:
Gross realized gains	$6	$63	$4,646
Gross realized losses	(155)	(6)	(8)
Total debt securities	(149)	57	4,638
Equity securities:
Gross realized gains	375	4,605	4,854
Gross realized losses	(1,731)	(1,784)	(1,366)
Total equity securities	(1,356)	2,821	3,488
Total net realized investment gains	$(1,505)	$2,878	$8,126

Proceeds from the sales of available-for-sale securities were $32.0 million, $31.7 million and $101.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. The gross realized gains from sales of available-for-sale securities for the years ended December 31, 2022, 2021, and 2020 were $5,000, $27,000, and $4.6 million, respectively. The gross realized losses from sales of available-for-sale securities for the years ended December 31, 2022, 2021, and 2020 were $155,000, $6,000, and $0, respectively.

As of December 31, 2022, 2021, and 2020 there were $0, $1.0 million, and $1.7 million of payables from securities purchased, respectively. As of December 31, 2022, 2021, and 2020 there were $650,000, $523,000, and $809,000 of receivables from securities sold, respectively.

The Company's gross unrealized losses related to its equity investments were $638,000, $1.0 million, and $0 as of December 31, 2022, 2021, and 2020, respectively. The Company had no gross unrealized gains related to its equity investments as of December 31, 2022 and 2021, respectively. The Company's gross unrealized gains related to its equity investments were $1.0 million as of December 31, 2020. The Company also carries other equity investments that do not have a readily determinable fair value and are recorded at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There was no impairment or observable changes in price recorded during 2022 related to the Company's equity securities without readily determinable fair value. These investments are a component of Other Assets in the Consolidated Balance Sheets. The value of these investments as of December 31, 2022 were $1.8 million.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2022. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,876	$4,770
Due after one year through five years	28,396	25,963
Due after five years through ten years	23,974	19,782
Due after ten years	11,421	8,358
Securities with contractual maturities	68,667	58,873
Asset-backed securities	21,742	20,496
Mortgage-backed securities	29,194	24,037
Commercial mortgage-backed securities	3,414	3,228
Collateralized mortgage obligations	4,102	3,567
Total debt securities	$127,119	$110,201

At December 31, 2022 and 2021, the Insurance Companies Subsidiaries had an aggregate of $8.0 million and $8.5 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At

December 31, 2022 and 2021, the Company had $95.7 million and $76.1 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

5. Fair Value Measurements

The Company’s financial instruments include assets carried at fair value, as well as debt carried at face value, net of unamortized debt issuance costs, and are disclosed at fair value in this note. All fair values disclosed in this note are determined on a recurring basis other than the debt which is a non-recurring fair value measure. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. In determining fair value, the Company applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices from sources independent of the reporting entity (“observable inputs”) and the lowest priority to prices determined by the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The fair value hierarchy is as follows:

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

Net Asset Value (NAV)—The fair values of investment company limited partnership investments and mutual funds are based on the capital account balances reported by the investment funds subject to their management review and adjustment. These capital account balances reflect the fair value of the investment funds.

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$7,498	$—	$7,498	$—
State and local government	20,816	—	20,816	—
Corporate debt	30,559	—	30,559	—
Asset-backed securities	20,496	—	20,496	—
Mortgage-backed securities	24,037	—	24,037	—
Commercial mortgage-backed securities	3,228	—	3,228	—
Collateralized mortgage obligations	3,567	—	3,567	—
Total debt securities	110,201	—	110,201	—
Equity Securities	917	160	757	—
Short-term investments	25,929	25,929	—	—
Total marketable investments measured at fair value	$137,047	$26,089	$110,958	$—
Investments measured at NAV:
Investment in limited partnership	350
Total assets measured at fair value	$137,397
Liabilities:
Senior Unsecured Notes *	$22,430	$—	$22,430	$—
Subordinated Notes *	11,300	—	—	11,300
Total Liabilities (non-recurring fair value measure	$33,730	$—	$22,430	$11,300

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

	December 31, 2021
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$20,720	$—	$20,720	$—
State and local government	30,429	—	30,429	—
Corporate debt	30,346	—	30,346	—
Asset-backed securities	28,438	—	28,438	—
Mortgage-backed securities	32,521	—	32,521	—
Commercial mortgage-backed securities	1,690	—	1,690	—
Collateralized mortgage obligations	5,639	—	5,639	—
Total debt securities	149,783	—	149,783	—
Equity Securities	9,437	9,154	283	—
Short-term investments	23,013	23,013	—	—
Total marketable investments measured at fair value	$182,233	$32,167	$150,066	$—
Investments measured at NAV:
Investment in limited partnership	494
Total assets measured at fair value	$182,727
Liabilities:
Senior Unsecured Notes *	$24,118	$—	$24,118	$—
Subordinated Notes *	11,704	—	—	11,704
Total Liabilities measured at fair value	$35,822	$—	$24,118	$11,704

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 18% of the fair value of the total marketable investments measured at fair value as of December 31, 2022.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 82% of the fair value of the total marketable investments measured at fair value as of December 31, 2022.

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

As of December 31, 2022 and 2021, the fair value of the subordinated debt reported at amortized cost was considered a Level 3 liability in the fair value hierarchy and is entirely comprised of the Company's Subordinated Notes. In determining the fair value of the Subordinated Notes outstanding at December 31, 2022 and 2021, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the December 31, 2022 and 2021, U.S. Treasury rates, respectively. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.
6. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2022, 2021, and 2020. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of period	$12,267	$12,243	$11,906
Deferred policy acquisition costs	20,202	28,475	26,442
Amortization of policy acquisition costs	(22,179)	(28,451)	(26,105)
Net change	(1,977)	24	337
Balance at end of period	$10,290	$12,267	$12,243

7. Unpaid Losses and Loss Adjustment Expenses
The Company establishes reserves for unpaid losses and LAE which represent the estimated ultimate cost of all losses incurred that were both reported and unreported (i.e., incurred but not yet reported losses, or “IBNR”) and LAE incurred as well as a provision for estimated future costs related to claim settlement for all claims that remain unpaid at the balance sheet date. The Company’s reserving process takes into account known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.

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

Management believes that the reserve for losses and LAE, any related estimates of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the consolidated financial statements based on available facts and in accordance with applicable laws and regulations.

The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated (dollars in thousands):

	December 31,
	2022	2021	2020
Gross reserves - beginning of period	$139,085	$111,270	$107,246
Less: reinsurance recoverables on unpaid losses	40,344	24,218	22,579
Net reserves - beginning of period	98,741	87,052	84,667
Add: incurred losses and loss adjustment expenses, net of reinsurance
Current period	57,156	50,429	40,634
Prior period	24,284	19,432	15,594
Total net incurred losses and loss adjustment expenses	81,440	69,861	56,228
Deduct: loss and loss adjustment expense payments, net of reinsurance
Current period	20,894	18,984	13,599
Prior period	76,399	39,188	40,244
Total net loss and loss adjustment expense payments	97,293	58,172	53,843
Net reserves - end of period	82,888	98,741	87,052
Plus: reinsurance recoverables on unpaid losses	82,651	40,344	24,218
Gross reserves - end of period	$165,539	$139,085	$111,270

There was $24.3 million, $19.4 million, and $15.6 million of adverse development on prior accident year reserves in 2022, 2021 and 2020, respectively. There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2022, 2021 or 2020.

Of the $24.3 million of adverse development in 2022, $1.8 million was related to the 2021 accident year, $4.0 million was related to the 2020 accident year, $9.6 million was related to the 2019 accident year, $5.2 million was related to the 2018 accident year, and $3.7 million was related to 2017 and prior accident years. The adverse development was mostly related to the Company's commercial liability lines and was driven by multiple factors including significant social inflation generating higher severity than historical experience, and longer tail exposure than anticipated, particularly in certain jurisdictions.

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

Loss Development Tables
The following tables represent cumulative incurred loss and allocated loss adjustment expenses ("ALAE"), net of reinsurance, by accident year and cumulative paid loss and ALAE, net of reinsurance, by accident year, for the years ended December 31, 2013 to 2022, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2022, by reportable segment and accident year (dollars in thousands). The tables do not include reinsurance recoverables from the LPT.

Commercial Lines
		Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident
Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	2022	2022
2013	10,018	9,435	9,893	10,237	11,252	11,218	11,624	11,804	11,867	12,046	—	613
2014		19,709	19,907	22,711	26,367	28,145	28,766	29,045	29,175	29,011	—	1,754
2015			22,442	26,633	31,861	34,478	36,372	37,795	38,824	39,093	26	2,361
2016				32,396	34,935	40,440	44,355	46,089	46,993	48,677	201	3,557
2017					44,251	44,495	49,749	51,883	55,589	56,649	671	5,832
2018						42,624	42,432	49,741	55,261	60,102	1,637	6,124
2019							41,286	42,129	46,329	55,263	4,529	6,320
2020								33,867	35,328	39,193	3,787	3,830
2021									40,388	42,266	8,744	2,861
2022										41,708	16,067	1,965
									Total	$424,008	$35,662

Commercial lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident
Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	3,979	6,211	7,643	8,622	10,147	10,650	11,137	11,620	11,702	11,935
2014		8,715	13,977	17,458	22,446	25,609	27,544	28,389	28,648	28,608
2015			10,470	17,817	22,549	30,475	34,497	35,833	37,563	38,685
2016				10,255	19,135	27,785	37,967	41,945	43,644	46,957
2017					12,448	23,020	34,205	42,308	47,148	52,800
2018						10,375	19,799	31,633	41,577	50,508
2019							10,078	20,462	28,958	39,893
2020								10,217	17,332	24,225
2021									12,870	21,313
2022										12,839
									Total	$327,763

	Net Unpaid losses and ALAE, years 2013 through 2022									$96,245
	Unpaid losses and ALAE, prior to 2013*									177
	Unpaid Losses, LPT									(25,913)
	Unpaid losses and ALAE, net of reinsurance									$70,509

* Presented as unaudited required supplementary information.

Personal Lines
		Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident			For the years ended December 31,
Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	2022	2022
2013	18,034	17,996	18,925	19,138	19,167	19,202	19,222	19,226	19,227	19,365	—	5,208
2014		17,951	17,471	17,735	17,880	17,929	18,082	18,095	18,097	18,052	—	3,737
2015			10,877	13,445	14,721	15,285	15,364	15,427	15,427	15,448	—	2,152
2016				11,619	13,418	14,949	15,550	15,655	15,634	15,679	—	1,814
2017					14,058	13,550	14,493	14,793	14,911	14,957	—	2,917
2018						5,893	6,378	6,283	6,382	6,298	—	803
2019							3,099	2,712	2,898	2,862	—	342
2020								2,339	2,590	2,636	—	366
2021									4,409	4,332	116	580
2022										9,404	1,427	652
									Total	$109,033	$1,543

Personal lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident			For the years ended December 31,
Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	9,955	15,883	18,052	18,600	19,014	19,174	19,214	19,222	19,227	19,365
2014		12,819	16,515	17,260	17,746	17,855	18,047	18,068	18,070	18,025
2015			7,771	11,873	13,844	15,159	15,250	15,290	15,416	15,444
2016				7,119	11,238	14,442	15,110	15,351	15,452	15,679
2017					8,320	12,944	14,004	14,526	14,866	14,957
2018						4,296	5,618	6,100	6,242	6,244
2019							2,119	2,604	2,692	2,850
2020								1,307	2,455	2,605
2021									3,022	3,980
2022										5,397
									Total	$104,546

	Net Unpaid losses and ALAE, years 2013 through 2022									$4,487
	Unpaid losses and ALAE, prior to 2013*									—
	Unpaid losses and ALAE, net of reinsurance									$4,487

* Presented as unaudited required supplementary information.

Total Lines
Incurred loss and allocated loss adjustment expenses, net of reinsurance											Total IBNR	Cumulative number of reported claims
Accident	For the years ended December 31,
Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	2022	2022
2013	28,052	27,431	28,817	29,375	30,419	30,420	30,846	31,030	31,094	31,411	—	5,821
2014		37,660	37,378	40,446	44,247	46,074	46,848	47,140	47,272	47,063	—	5,491
2015			33,319	40,078	46,581	49,763	51,736	53,222	54,251	54,541	26	4,513
2016				44,015	48,353	55,389	59,905	61,744	62,627	64,356	201	5,371
2017					58,309	58,045	64,242	66,676	70,500	71,606	671	8,749
2018						48,517	48,810	56,024	61,643	66,400	1,637	6,927
2019							44,385	44,841	49,227	58,125	4,529	6,662
2020								36,206	37,918	41,829	3,787	4,196
2021									44,797	46,598	8,860	3,441
2022										51,112	17,494	2,617
									Total	533,041	37,205

Total lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident		For the years ended December 31,
Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	13,934	22,094	25,695	27,223	29,162	29,824	30,351	30,842	30,929	31,300
2014		21,534	30,492	34,718	40,192	43,464	45,591	46,457	46,718	46,633
2015			18,241	29,690	36,393	45,634	49,747	51,123	52,979	54,129
2016				17,374	30,373	42,227	53,077	57,296	59,096	62,636
2017					20,768	35,964	48,209	56,834	62,014	67,757
2018						14,671	25,417	37,733	47,819	56,752
2019							12,197	23,066	31,650	42,743
2020								11,524	19,787	26,830
2021									15,892	25,293
2022										18,236
									Total	$432,309

	Net Unpaid losses and ALAE, years 2013 through 2022									$100,732
	Unpaid losses and ALAE, prior to 2013*									177
	Unpaid losses, LPT									(25,913)
	Unpaid losses and ALAE, net of reinsurance									$74,996

* Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2022, by reportable segment (dollars in thousands).

December 31, 2022
Net unpaid losses claims and ALAE
Commercial Lines	$70,509
Personal Lines	4,487
Total unpaid losses and LAE, net of reinsurance	74,996
Reinsurance recoverable on losses and LAE
Commercial Lines	81,301
Personal Lines	1,350
Total reinsurance recoverable on unpaid losses and LAE	82,651
ULAE expense	7,892
Total gross unpaid losses and LAE	$165,539

Loss Duration Disclosure (unaudited)

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance, for each reportable segment.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10+
Commercial Lines	34.4%	23.0%	17.7%	10.0%	8.0%	3.6%	1.8%	0.8%	0.4%	0.3%
Personal Lines	69.4%	16.6%	10.1%	2.6%	0.9%	0.2%	0.1%	0.1%	0.0%	0.0%
Total Lines	35.7%	22.8%	17.5%	9.7%	7.7%	3.5%	1.7%	0.8%	0.4%	0.2%

8. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events. The Company primarily ceded all specific loss commercial liability risks in excess of $340,000 in 2022, and $400,000 in 2021 and 2020. The Company ceded specific loss commercial property risks in excess of $300,000 in 2022 and $200,000 in 2021. The Company ceded 40% of specific loss commercial property risks in excess of $400,000 and 60% in excess of $300,000 in 2020. The Company ceded homeowners specific risks in excess of $300,000 in 2022, 2021, and 2020.

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

The Company entered into new specific loss reinsurance treaties on December 31, 2021 and January 1, 2022 which included a 40% ceding commission. The reinsurance premiums related to these treaties increased by the same amount as the ceding commission.

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
•
Effective January 1, 2022 through December 31, 2022, the company was party to a workers’ compensation and casualty clash reinsurance treaty with a limit of $29.0 million in excess of $1.0 million.
•
Effective January 1, 2019 through December 31, 2021, the Company was party to a workers' compensation and casualty clash reinsurance treaty with a limit of $19.0 million in excess of a $1.0 million retention. Effective January 1, 2021 through December 31, 2021, the Company ceded 87.0% of its casualty clash risks with a limit of $10.0 million in excess of a $20.0 million retention.

Facultative

•
The Company was party to a facultative reinsurance agreement with a large reinsurer for commercial auto physical damage risks primarily in excess of $400,000.
•
The Company was party to a facultative reinsurance agreement with a large reinsurer for property risks with total insured values above the other reinsurance treaty limits.

Liability

•
Effective January 1, 2019 through December 31, 2022, the Company was party to an excess of loss reinsurance treaty for commercial liability coverage with a limit of $600,000 in excess of $400,000.

Property

•
Effective January 1, 2020 through December 31, 2022, the Company was party to an excess of loss reinsurance treaty for personal property coverage with a limit of $1.7 million in excess of $300,000, for homeowners' and dwelling fire business.

•
Effective January 1, 2022 through December 31, 2022, the Company was party to an excess of loss reinsurance treaty for commercial property coverage with a limit of $7.7 million in excess of $300,000.
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
•
At December 31, 2022, the Company was covered for property catastrophe losses up to $28.0 million in excess of a $2.0 million retention for the first event. This treaty terminates on June 1, 2023.
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

Loss Portfolio Transfer

•
On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement with Fleming Reinsurance Ltd (“Fleming Re”). Under the agreement, Fleming Re will cover an aggregate limit of $66.3 million of paid losses on $40.8 million of stated net reserves as of June 30, 2022, relating to accident years 2019 and prior. This covers substantially all of the commercial liability lines underwritten by the Company. Within the aggregate limit, there is a $5.5 million loss corridor in which the Company retains losses in excess of $40.8 million. Fleming Re is then responsible to cover paid losses in excess of $46.3 million up to $66.3 million. Accordingly, there is $20.0 million of adverse development cover for accident years 2019 and prior. Under the agreement, Fleming Re was compensated with $40.8 million for stated net reserves as of June 30, 2022, plus a one-time risk fee of $5.4 million. Recoverables due to the Company under this agreement are recorded as reinsurance recoverables. The agreement is between CIC and WPIC and Fleming Re. As of December 31, 2022, the Company has recorded losses through the $5.5 million corridor and $644,000 into the $20.0 million layer. As of December 31, 2022, the Consolidated Balance Sheet included $3.8 million of reinsurance recoverables on paid losses related to the LPT, and $25.9 million of reinsurance recoverables on unpaid losses related to the LPT.

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

The Company assumed $42.2 million, $34.3 million, and $28.9 million of written premiums under the insurance fronting arrangements for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands). In 2022, ceded written and earned premium amounts included $1.6 million of reinsurance reinstatement costs relating to Hurricane Ian. In 2021, ceded written and earned amounts included $340,000 of reinsurance reinstatement costs relating to Winter Storm Uri. In 2021 and 2020, the ceded written and earned premium amounts include $86,000 and $195,000 of reinsurance reinstatement costs relating to Hurricane Irma, respectively.

	Year Ended December 31,
	2022	2021	2020
Written premiums:
Direct	$95,832	$97,801	$82,430
Assumed	42,187	34,294	28,905
Ceded	(46,787)	(30,666)	(18,395)
Net written premiums	$91,232	$101,429	$92,940

Earned premiums:
Direct	$97,843	$91,943	$75,130
Assumed	37,558	31,107	31,484
Ceded	(38,690)	(24,248)	(17,511)
Net earned premiums	$96,711	$98,802	$89,103

Loss and loss adjustment expenses:
Direct	$73,000	$71,021	$48,780
Assumed	43,487	25,740	24,429
Ceded	(35,047)	(26,900)	(16,981)
Net loss and LAE	$81,440	$69,861	$56,228

9. Debt

As of December 31, 2022, the Company’s debt is comprised of two instruments: $24.4 million of publicly traded senior unsecured notes which were issued in 2018 and $10.5 million of privately placed Subordinated Notes. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	December 31,
	2022	2021
Senior unsecured notes	$24,186	$23,926
Subordinated notes	9,690	9,638
Total	$33,876	$33,564

Senior unsecured notes

The Company issued $25.3 million of Notes in 2018. The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023. The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021. The Company did not repurchase any of the Notes during 2022 or 2021.

Management plans to issue new public debt or sell assets to provide sufficient cash flow to pay off the senior unsecured notes that are coming due within the next twelve months. Management believes it is probable that it will be able to issue new public debt and/or sell assets as necessary to repay the senior unsecured notes by September 30, 2023.

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

As of December 31, 2022, the carrying value of the Notes and Subordinated Notes are offset by $195,000 and $810,000 of debt issuance costs, respectively. The debt issuance costs are amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. As of December 31, 2022, the Company was in compliance with all of its financial covenants.

Line of credit

The Company maintained a $10.0 million line of credit with a national bank (the “Lender”) during 2022. The line of credit carried an interest rate at LIBOR plus 2.75% per annum, payable monthly. The line of credit agreement matured on December 1, 2022, and was not renewed.

Paycheck Protection Program loan

On April 24, 2020, the Company received a $2.7 million loan from the line of credit Lender pursuant to the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration (“SBA”). The Company received notice from the SBA that the loan was 100% forgiven, including accrued interest, on July 8, 2021. This resulted in a $2.8 million gain that is included in Other Gains on the Consolidated Statement of Operations in 2021.

10. Income Taxes

At December 31, 2022, the Company had current income tax receivable of $58,000 included in other assets in the consolidated balance sheets. At December 31, 2021, the Company had current income tax payable of $34,000 included in other assets in the consolidated balance sheets.

The income tax expense (benefit) is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax expense (benefit)	$(45)	$208	$6
Deferred tax expense (benefit)	(9,396)	—	—
Total income tax expense (benefit)	$(9,441)	$208	$6

The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2022, 2021 and 2020 to pretax income as a result of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$(20,490)	$(1,710)	$(238)
Statutory U.S. federal income tax rate	(4,303)	(359)	(50)
State income taxes, net of federal benefit	(5,984)	174	44
Tax‑exempt investment income and dividend received deduction	(22)	(40)	(50)
Nondeductible meals and entertainment	79	33	23
Valuation allowance on deferred tax assets	3,715	676	(205)
Equity-earnings from Affiliate	195	170	88
Net gain from sale of agency assets	(2,848)	—	—
Utilization of state NOLs	(386)	—	—
PPP Loan forgiveness	—	(578)	—
Other	113	132	156
Income tax expense (benefit)	$(9,441)	$208	$6
Effective tax rate	46.1%	(12.2)%	(2.6)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$1,217	$1,555
Unearned premiums	2,324	2,561
Net operating loss carryforwards	12,152	12,544
Net unrealized losses on investments	3,687	418
State net operating loss carryforwards	5,097	822
Other	403	102
Gross deferred tax assets	24,880	18,002
Less valuation allowance	(21,663)	(14,594)
Total deferred tax assets, net of allowance	3,217	3,408
Deferred tax liabilities:
Investment basis difference	23	15
Tax rate change transition discounting	137	183
Equity investment in Affiliate	691	470
Net unrealized gains on investments	—	—
Deferred policy acquisition costs	2,161	2,576
Intangible assets	115	115
Property and equipment	41	47
Other	49	2
Total deferred tax liabilities	3,217	3,408
Net deferred tax liability	$—	$—

The net deferred tax liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

As of December 31, 2022, the Company has NOL carryforwards for federal income tax purposes of $65.6 million, of which $50.4 million expire in tax years 2030 through 2042 and $15.2 million never expire. Of this amount, $7.6 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $107.2 million, which expire in tax years 2023 through 2042.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2022. Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.

Based on its evaluation, the Company has recorded a valuation allowance of $21.7 million and $14.6 million at December 31, 2022 and 2021, respectively, to reduce the deferred tax assets to an amount that is more likely than not to be realized based on the provisions in ASC 740. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.

The Company files consolidated federal income tax returns. For the years before 2019, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2019 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

11. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions

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

Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries. As of December 31, 2022, 2021 and 2020, the Insurance Company Subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.

Summarized 2022, 2021 and 2020 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands).

	CIC	WPIC
2022
Statutory capital and surplus	$47,827	$20,651
RBC authorized control level	15,541	5,098
Statutory net income (loss)	(6,846)	(4,171)
RBC %	308%	405%

	CIC	WPIC
2021
Statutory capital and surplus	$50,194	$23,603
RBC authorized control level	15,868	5,331
Statutory net income (loss)	(9,161)	(614)
RBC %	316%	443%

	CIC	WPIC
2020
Statutory capital and surplus	$49,271	$24,723
RBC authorized control level	14,221	4,547
Statutory net income (loss)	2,059	1,024
RBC %	346%	544%

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

12. Shareholders’ Equity

Common Stock

On August 10, 2022, the Company issued $5.0 million of common equity through a private placement of 2,500,000 shares priced at $2.00 per share. The participants in the private placement consisted of members of the Company's Board of Directors. The Company used the proceeds for growth capital in the Company's specialty core business segments.

For the year ended December 31, 2022, the Company repurchased 1,968 shares of stock valued at approximately $4,000 related to the vesting of the Company’s restricted stock units. The Company's additional paid-in capital relating to the Company's stock repurchases was $10,000 for the year ended December 31, 2022. The capital increase was due to a $14,000 adjustment for cash returned related to the Company's stock repurchase program.

For the year ended December 31, 2021, the Company repurchased 3,886 shares of stock valued at approximately $12,000 related to the vesting of the Company’s restricted stock units. Upon the repurchase of the Company’s shares, the shares remain authorized, but not issued or outstanding.

As of December 31, 2022 and 2021, the Company had 12,215,849 and 9,707,817 issued and outstanding shares of common stock, respectively.

Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$(2,110)	$912
Other comprehensive income (loss) before reclassifications	(16,024)	(2,937)
Less: amounts reclassified from accumulated other comprehensive income (loss)	69	85
Net current period other comprehensive income (loss)	(16,093)	(3,022)
Balance at end of period	$(18,203)	$(2,110)

14. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(10,681)	$(1,094)	$595
Weighted average common shares, basic and diluted*	10,692,090	9,691,998	9,625,059
Earnings (loss) per share, basic and diluted	(1.00)	$(0.11)	$0.06

* The non-vested shares of the restricted stock units and stock options were anti-dilutive as of December 31, 2022, 2021, and 2020. Therefore, the non-vested shares are excluded from earnings (loss) per share for the years ended December 31, 2022, 2021, and 2020.

15. Stock-based Compensation

On March 8, 2022 the Company issued options to purchase 630,000 shares of the Company's common stock to two named executive officers. The right to exercise the options will vest over a five-year period on a straight-line basis. The options have a strike price of $4.53 per share and will expire on March 8, 2032. The estimated fair value of these options is $612,000, which is being expensed ratably over the vesting period. A Black Scholes model was used to determine the fair value of the options at the time the options were issued, using the Company’s historical 5-year market price of its stock to determine volatility (equating to 65.04%), an estimated 5-year term to exercise the options, a 5-year risk-free rate of return of 1.8%, and the market price for the Company’s stock of $2.40 per share.

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

In 2016 and 2018, the Company issued 111,281 and 70,000, respectively, of restricted stock units (“RSUs”) to various employees to be settled in shares of common stock, which were valued at $909,000, and $404,000, respectively, on the dates of grant.

The Company recorded $56,000, $166,000, and $677,000 of compensation expense related to the RSUs for the years ended December 31, 2022, 2021, and 2020, respectively. There were 9,000 unvested RSUs as of December 31, 2022, which will generate an estimated future expense of $17,000.

The Company recorded $53,000, $52,000, and $29,000 of compensation expense for the year ended December 31, 2022, 2021, and 2020, respectively, related to the stock options granted on June 30, 2020. There were 153,000 options outstanding and unvested as of December 31, 2022, which will generate an estimated future expense of $132,000.

The Company recorded $102,000 of compensation expense for the year ended December 31, 2022, related to the stock options granted on March 8, 2022. There were 630,000 options outstanding and unvested as of December 31, 2022, which will generate an estimated future expense of $510,000.

16. Related Party Transactions

The Company employs Nicholas J. Petcoff as its Co-Chief Executive Officer and a Director of the Company's Board of Directors. The Company employed Andrew D. Petcoff as its Senior Vice President of Personal Lines and as President of Sycamore, until June 30, 2021. The Company’s employment of Andrew D. Petcoff ended as the result of the Venture Transaction. See Note 3 ~ Sale of Certain Agency Business for additional details. Andrew D. Petcoff resigned from the Company's Board of Directors on December 31, 2022. Andrew D. Petcoff is now the President of Sycamore Specialty Underwriters, LLC ("SSU"), a related Affiliate to the Company as of December 31, 2022. See Note 2 ~ VSRM Transaction for additional details.

Nicholas J. Petcoff has been employed with the Company since 2009. Andrew D. Petcoff had formerly been employed with the Company since 2009. They are the sons of the Company's Executive Chairman and Co-Chief Executive Officer, James G. Petcoff.

The Company employed B. Matthew Petcoff as Vice President of Sycamore until June 30, 2021. B. Matthew Petcoff is the brother of the Executive Chairman and Co-Chief Executive Officer, James G. Petcoff. The Company also employed Hilary Petcoff as its Vice President of Enterprise Risk Management until June 30, 2021. Ms. Petcoff is the daughter of the Company’s Executive Chairman and Co-Chief Executive Officer, James G. Petcoff. As a result of the transaction in Note 2 ~ VSRM Transaction, B. Matthew Petcoff and Hilary Petcoff are no longer employees of Venture Agency Holdings, Inc., and are no longer affiliated with the Company as of December 31, 2022.

In October 2022, the Company acquired control over Venture (a previous equity method investee) for total consideration of $9.7 million as further described in Note 2 ~ VRSM Transaction.

See Note 12 ~ Shareholders' Equity for stock issuance to the Company's Board.

17. Employee Benefit Plans

The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees. Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to 100% of their compensation on a pre‑tax or post-tax basis, subject to statutory limits. The Company will match the employees’ contributions up to the first 4% of their compensation. The Company’s Plan expense amounted to $457,000, $508,000 and $508,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

18. Commitments and Contingencies

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

19. Segment Information

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the co-chief operating decision makers in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s co-chief operating decision makers, the Co-Chief Executive Officers, review a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Florida, Texas and California. For the years ended December 31, 2022, 2021, and 2020, gross written premiums attributable to these four states were 54.1%, 50.6%, and 49.6% respectively, of the Company’s total gross written premiums.

The following table summarizes our net earned premiums:

	Net Earned Premium
	2022	2021	2020
Commercial	84%	89%	92%
Personal	16%	11%	8%
Total	100%	100%	100%

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

The following tables present information by reportable segment (dollars in thousands):

Year Ended December 31, 2022	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$116,868	$21,151	$138,019	$—	$—	$—	$138,019

Net written premiums	$72,318	$18,914	$91,232	$—	$—	$—	$91,232

Net earned premiums	$80,823	$15,888	$96,711	$—	$—	$—	$96,711
Other income	245	82	327	5,712	271	(3,542)	2,768
Segment revenue	81,068	15,970	97,038	5,712	271	(3,542)	99,479

Loss and loss adjustment expenses, net	70,762	10,678	81,440	—	—	—	81,440
Policy acquisition costs	17,682	4,604	22,286	3,653	—	(3,760)	22,179
Operating expenses	13,069	1,936	15,005	2,612	1,192	(20)	18,789
Loss portfolio transfer risk fee	5,400	—	—	—	—	—	5,400
Segment expenses	106,913	17,218	118,731	6,265	1,192	(3,780)	127,808

Segment underwriting gain (loss)	(25,845)	(1,248)	(21,693)	(553)	(921)	238	(28,329)
Net investment income				32	3,011		3,043
Net realized investment gains (losses)					(1,505)		(1,505)
Change in fair value of equity securities					403		403
Gain from VSRM Transaction					8,810		8,810
Other gains				(1)	60		59
Interest expense				(42)	(2,929)		(2,971)
Income (loss) before income taxes	$(25,845)	$(1,248)	$(21,693)	$(564)	$6,929	$238	$(20,490)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$7,683	$2,796				$(189)	$10,290
Unearned premiums	56,565	11,322					67,887
Unpaid losses and loss adjustment expenses	159,558	5,981					165,539

Year Ended December 31, 2021	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$117,075	$15,020	$132,095	$—	$—	$—	$132,095

Net written premiums	$87,307	$14,122	$101,429	$—	$—	$—	$101,429

Net earned premiums	$87,759	$11,043	$98,802	$—	$—	$—	$98,802
Other income	215	143	358	5,848	365	(3,900)	2,671
Segment revenue	87,974	11,186	99,160	5,848	365	(3,900)	101,473

Loss and loss adjustment expenses, net	63,868	5,993	69,861	—	—	—	69,861
Policy acquisition costs	25,687	3,307	28,994	3,727	—	(4,270)	28,451
Operating expenses	11,648	1,357	13,005	2,382	1,122	—	16,509
Segment expenses	101,203	10,657	111,860	6,109	1,122	(4,270)	114,821

Segment underwriting gain (loss)	(13,229)	529	(12,700)	(261)	(757)	$370	(13,348)
Net investment income					1,968		1,968
Net realized investment gains					2,878		2,878
Change in fair value of equity securities					(2,020)		(2,020)
Other gains					11,664		11,664
Interest expense					(2,852)		(2,852)
Income (loss) before income taxes	$(13,229)	$529	$(12,700)	$(261)	$10,881	$370	$(1,710)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$10,619	$2,075				$(427)	$12,267
Unearned premiums	57,491	7,778					65,269
Unpaid losses and loss adjustment expenses	135,084	4,001					139,085

Year Ended December 31, 2020	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$102,763	$8,572	$111,335	$—	$—	$—	$111,335

Net written premiums	$85,385	$7,555	$92,940	$—	$—	$—	$92,940

Net earned premiums	$82,409	$6,694	$89,103	$—	$—	$—	$89,103
Other income	242	150	392	7,571	245	(5,593)	2,615
Segment revenue	82,651	6,844	89,495	7,571	245	(5,593)	91,718

Loss and loss adjustment expenses, net	53,263	2,965	56,228	—	—	—	56,228
Policy acquisition costs	25,051	2,044	27,095	4,938	—	(5,928)	26,105
Operating expenses	12,644	1,069	13,713	3,107	1,648	—	18,468
Segment expenses	90,958	6,078	97,036	8,045	1,648	(5,928)	100,801

Segment underwriting gain (loss)	(8,307)	766	(7,541)	(474)	(1,403)	$335	(9,083)
Net investment income					3,156		3,156
Net realized investment gains					8,126		8,126
Change in fair value of equity securities					228		228
Other gains					260		260
Interest expense					(2,925)		(2,925)
Income (loss) before income taxes	$(8,307)	$766	$(7,541)	$(474)	$7,442	$335	$(238)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$11,858	$1,183				$(798)	$12,243
Unearned premiums	51,535	4,689					56,224
Unpaid losses and loss adjustment expenses	106,662	4,608					111,270

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Balance Sheets – Parent Company Only

(dollars in thousands)

	December 31,
	2022	2021
Assets
Investment in subsidiaries	$56,670	$79,511
Cash	9,022	750
Due from subsidiaries	(9,754)	(7,055)
Due from Affiliate	113	220
Other assets	2,434	2,522
Total assets	$58,485	$75,948
Liabilities and Shareholders' Equity
Liabilities:
Debt	$33,876	$33,564
Other liabilities	5,659	1,881
Total liabilities	39,535	35,445
Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,215,849 and 9,707,817 issued and outstanding, respectively)	97,913	92,692
Accumulated deficit	(60,760)	(50,079)
Accumulated other comprehensive income (loss)	(18,203)	(2,110)
Total shareholders' equity	18,950	40,503
Total liabilities and shareholders' equity	$58,485	$75,948

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statements of Comprehensive Income (Loss) – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Revenue
Management fees from subsidiaries	$4,980	$15,952	$12,527
Other income	190	2,900	483
Total revenue	5,170	18,852	13,010
Expenses
Operating expenses	14,365	12,736	14,459
Interest expense	2,816	2,852	2,925
Total expenses	17,181	15,588	17,384
Income (loss) before equity in earnings (losses) of subsidiaries and income tax expense (benefit)	(12,011)	3,264	(4,374)
Income tax expense (benefit)	(4,078)	156	(813)
Income (loss) before equity earnings (losses) of subsidiaries	(7,933)	3,108	(3,561)
Equity earnings (losses) in subsidiaries	(2,748)	(4,202)	4,156
Net income (loss)	(10,681)	(1,094)	595
Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	(16,093)	(3,022)	423
Total Comprehensive income (loss)	$(26,774)	$(4,116)	$1,018

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(10,681)	$(1,094)	$595
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	436	415	421
Equity in undistributed (income) loss of subsidiaries	2,748	4,202	(4,156)
Stock-based compensation expense	211	218	706
Deferred income tax expense	3,884	—	—
Other (gain) loss	—	(2,593)	(260)
Changes in operating assets and liabilities:
Due from subsidiaries	2,699	8,800	(852)
Due from Affiliate	107	(220)	214
Current income tax recoverable	—	—	539
Other assets	62	890	625
Other liabilities	(203)	(915)	(715)
Net cash provided by (used in) operating activities	(737)	9,703	(2,883)
Cash Flows From Investing Activities
Contributions to subsidiaries	4,000	(5,400)	(1,150)
Dividends received from subsidiaries	—	—	—
Purchases of investments	—	—	(79)
Purchases of property and equipment	—	(20)	—
Net cash provided by (used in) investing activities	4,000	(5,420)	(1,229)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of common stock	5,000	—	—
Repurchase of common stock	10	(12)	(36)
Borrowings under debt arrangements	5,000	3,000	5,745
Repayment of borrowings under debt arrangements	(5,000)	(8,000)	(625)
Stock and debt issuance costs	—	—	—
Net cash provided by financing activities	5,010	(5,012)	5,084
Net increase (decrease) in cash	8,273	(729)	972
Cash at beginning of period	749	1,478	506
Cash at end of period	$9,022	$749	$1,478
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,979	$2,883	$2,586

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

Dividends

The Parent received a $10.8 million dividend from Sycamore during the fourth quarter of 2022. The Parent received no cash dividends from its subsidiaries in 2021 and 2020. In 2021, the Parent received a $6.0 million non-cash dividend from one of its subsidiaries in the form of a promissory note from Affiliate, which the Parent subsequently contributed to one of the insurance subsidiaries.

2. Guarantees

The Parent has guaranteed the principal and interest obligations of a $10.0 million surplus note issued by Conifer Insurance Company to White Pine Insurance Company (both wholly owned subsidiaries). The note pays interest annually at a per annum rate of 4% and has no maturity.

Schedule V

Conifer Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2022, 2021, and 2020

(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Decrease to Other Comprehensive Income	Deductions from Allowance Account	Balance at End of Period
Valuation for Deferred Tax Assets
2022	14,594	3,715	3,354	—	21,663
2021	13,292	676	626	—	14,594
2020	13,572	(205)	(75)	—	13,292

CONIFER HOLDINGS, INC.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K	September 30, 2015	3.1	August 28, 2015

3.4	Amended and Restated Bylaws of Conifer Holdings, Inc.	S-1A	September 30, 2015	3.4	July 30, 2015

10.6	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated September 18, 2013, as amended	S-1		10.3	July 2, 2015

10.13	Employment agreements - Nicholas J. Petcoff, James G. Petcoff Andrew D. Petcoff, Brian J. Roney	10-K	December 31, 2016	10.13	March 15, 2017

10.14	Note Purchase Agreement dated September 29, 2017 between the Company and Elanus Capital Investments Master SP Series 3	10-Q	September 30, 2017	10.14	November 11, 2017

10.15	Credit Agreement Dated as of June 21, 2018 with The Huntington National Bank	10-K	December 31, 2018	10.15	March 13, 2019

10.16	First Amendment to Note Purchase Agreement dated as of June 21, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.16	March 13, 2019

10.17	Amended and Restated Note Purchase Agreement dated September 25, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.17	March 13, 2019

10.18	Waiver and Consent from The Huntington National Bank dated as of October 31, 2018, regarding the Amended and Restated Note Purchase Agreement between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.18	March 13, 2019

10.19	First Amendment to Amended and Restated Note Purchase Agreement dated as of December 13, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.19	March 13, 2019

10.20	First Amendment to Credit Agreement dated as of December 27, 2018 between the Company and The Huntington National Bank	10-K	December 31, 2018	10.20	March 13, 2019

10.21	Second Amendment to Amended and Restated Note Purchase Agreement dated as of June 21, 2019 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2019	10.21	March 12, 2020

10.22	Second Amendment to Credit Agreement dated as of June 21, 2019 between the Company and The Huntington National Bank	10-K	December 31, 2019	10.22	March 12, 2020

10.23	Promissory Note – Paycheck Protection Program Loan dated as of April 24, 2020 between the Company and The Huntington National Bank	10-Q	March 31, 2020	10.23	May 13, 2020

10.24	Third Amendment to Credit Agreement dated as of April 24, 2020 between the Company and The Huntington National Bank	10-Q	March 31, 2020	10.24	May 13, 2020

10.25	Amendment to Promissory Note dated as of June 19, 2020 between the Company and The Huntington National Bank	10-Q	June 30, 2020	10.25	August 12, 2020

10.26	Fourth Amendment to Credit Agreement dated as of June 19, 2020 between the Company and The Huntington National Bank	10-Q	June 30, 2020	10.26	August 12, 2020

10.27	Amendment to Promissory Note dated as of June 18, 2021 between the Company and The Huntington National Bank	10-Q	June 30, 2021	10.27	August 11, 2021

10.28	Fifth Amendment to Credit Agreement dated as of June 18, 2021 between the company and the Huntington National Bank	10-Q	June 30, 2021	10.28	August 11, 2021

10.29	Six Amendment to Credit Agreement dated as of August 8, 2022 between the Company and the Huntington National Bank	10-Q	June 30, 2022	10.29	August 11, 2022

21.1	List of Subsidiaries of the Company					*

23.1	Consent of Plante Moran PLLC, Independent Registered Public Accounting Firm					*

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Section 302 Certification — Co-CEO	*

31.2	Section 302 Certification — Co-CEO	*

31.3	Section 302 Certification — CFO

32.1*	Section 906 Certification — Co-CEO	*

32.2*	Section 906 Certification — Co-CEO

32.3*	Section 906 Certification — CFO	*

101.INS	inline XBRL Instance Document	*
101.SCH	inline XBRL Taxonomy Extension Schema Document	*
101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	inline XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data file (embedded within the inline XBRL document)

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

Dated: March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Petcoff	Executive Chairman and Co-Chief Executive Officer	March 27, 2023
James G. Petcoff	(Principal Executive Officer)

/s/ Nicholas J. Petcoff	Co-Chief Executive Officer	March 27, 2023
Nicholas J. Petcoff	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	March 27, 2023
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ Jeffrey Hakala	Director	March 27, 2023
Jeffrey Hakala

/s/ Gerald W. Hakala	Director	March 27, 2023
Gerald W. Hakala

/s/ Timothy Lamothe	Director	March 27, 2023
Timothy Lamothe

/s/ Richard J. Williams, Jr.	Director	March 27, 2023
Richard J. Williams, Jr.

/s/ Joseph D. Sarafa	Director	March 27, 2023
Joseph D. Sarafa

/s/ Isolde O'Hanlon	Director	March 27, 2023
Isolde O'Hanlon

/s/ John Melstrom	Director	March 27, 2023
John Melstrom