Form 10-Q
period 2023-03-31
Conifer Holdings, Inc.
filed 2023-05-11
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, no par value, as of May 10, 2023, was 12,215,849.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $125,274 and $127,119, respectively)	$110,633	$110,201
Equity securities, at fair value (cost of $2,369 and $1,905, respectively)	2,425	1,267
Short-term investments, at fair value	28,055	25,929
Total investments	141,113	137,397

Cash and cash equivalents	21,549	28,035
Premiums and agents' balances receivable, net	21,713	21,802
Receivable from Affiliate	1,245	1,261
Reinsurance recoverables on unpaid losses	61,101	82,651
Reinsurance recoverables on paid losses	9,023	6,653
Prepaid reinsurance premiums	21,929	16,399
Deferred policy acquisition costs	8,326	10,290
Other assets	7,172	7,862
Total assets	$293,171	$312,350

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$145,362	$165,539
Unearned premiums	69,807	67,887
Reinsurance premiums payable	7,463	6,144
Debt	33,954	33,876
Accounts payable and accrued expenses	14,293	19,954
Total liabilities	270,879	293,400

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,215,849 issued and outstanding, respectively)	97,968	97,913
Accumulated deficit	(59,759)	(60,760)
Accumulated other comprehensive income (loss)	(15,917)	(18,203)
Total shareholders' equity	22,292	18,950
Total liabilities and shareholders' equity	$293,171	$312,350

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue and Other Income
Premiums
Gross earned premiums	$34,294	32,764
Ceded earned premiums	(12,342)	(8,809)
Net earned premiums	21,952	23,955
Net investment income	1,307	507
Net realized investment gains (losses)	—	(69)
Change in fair value of equity securities	694	280
Other gains (losses)	—	(5)
Other income	626	698
Total revenue and other income	24,579	25,366

Expenses
Losses and loss adjustment expenses, net	13,713	18,018
Policy acquisition costs	4,721	5,464
Operating expenses	4,279	4,160
Interest expense	686	711
Total expenses	23,399	28,353

Income (loss) before equity earnings in Affiliate and income taxes	1,180	(2,987)
Equity earnings (loss) in Affiliate, net of tax	(179)	76
Income tax expense (benefit)	—	(41)

Net income (loss)	$1,001	$(2,870)

Earnings (loss) per common share, basic and diluted	$0.08	$(0.30)

Weighted average common shares outstanding, basic and diluted	12,215,849	9,707,817

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,001	$(2,870)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	2,286	(7,287)
Income tax (benefit) expense	—	—
Unrealized investment gains (losses), net of tax	2,286	(7,287)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	—
Income tax (benefit) expense	—	—
Total reclassifications included in net income (loss), net of tax	—	—

Other comprehensive income (loss)	2,286	(7,287)

Total comprehensive income (loss)	$3,287	$(10,157)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	12,215,849	$97,913	$(60,760)	$(18,203)	$18,950
Net income (loss)	—	—	1,001	—	1,001
Stock-based compensation expense	—	55	—	—	55
Other comprehensive income (loss)	—	—	—	2,286	2,286
Balances at March 31, 2023	12,215,849	$97,968	$(59,759)	$(15,917)	$22,292

Balances at December 31, 2021	9,707,817	$92,692	$(50,079)	$(2,110)	$40,503
Net income (loss)	—	—	(2,870)	—	(2,870)
Stock-based compensation expense	—	38	—	—	38
Other comprehensive income (loss)	—	—	—	(7,287)	(7,287)
Balances at March 31, 2022	9,707,817	$92,730	$(52,949)	$(9,397)	$30,384

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$1,001	$(2,870)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	98	102
Amortization of bond premium and discount, net	(97)	116
Net realized investment (gains) losses	—	69
Change in fair value of equity securities	(694)	(280)
Stock-based compensation expenses	55	38
Equity loss (earnings) in Affiliate, net of tax	179	(76)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(91)	442
Reinsurance recoverables	19,180	(1,201)
Prepaid reinsurance premiums	(5,530)	(6,133)
Deferred policy acquisition costs	1,964	2,143
Other assets	(418)	(719)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(20,177)	1,853
Unearned premiums	1,920	199
Reinsurance premiums payable	(1,456)	(1,976)
Accounts payable and other liabilities	(1,952)	(234)
Net cash provided by (used in) operating activities	(6,018)	(8,527)
Cash Flows From Investing Activities
Purchase of investments	(60,052)	(68,116)
Proceeds from maturities and redemptions of investments	2,105	6,609
Proceeds from sales of investments	58,413	62,958
Obligation to SSU	(934)	—
Net cash provided by (used in) investing activities	(468)	1,451
Cash Flows From Financing Activities
Borrowings under line of credit	—	5,000
Net cash provided by (used in) financing activities	—	5,000
Net increase (decrease) in cash	(6,486)	(2,076)
Cash at beginning of period	28,035	9,913
Cash at end of period	$21,549	$7,837
Supplemental Disclosure of Cash Flow Information:
Interest paid	$686	$699
Income taxes paid (refunded), net	—	(12)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), Sycamore Insurance Agency, Inc. ("Sycamore"), and VSRM, Inc. ("VSRM"). CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Conifer Holdings, Inc. is referred to as the "Parent Company." VSRM owns a 50% non-controlling interest in Sycamore Specialty Underwriters, LLC ("SSU" or "Affiliate").

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

These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results expected for the year ended December 31, 2023.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which introduces a new process for recognizing credit losses on financial instruments based on expected credit losses. This new standard replaces the incurred loss methodology and the concept of Other-than-Temporary Impairment (or “OTTI”) with an expected credit loss methodology that is sometimes referred to as the Current Expected Credit Loss (CECL) methodology. The guidance applies to Conifer's reinsurance recoverables, premium receivable, and debt securities. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The adoption of ASC 326 did not have any impact on the Company's financial statements.

Among other updates which management deems to have no material impact, ASC 326 made changes to the accounting for available-for-sale debt securities. At each quarter-end, for available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.

For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Recently Issued Accounting Guidance

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

2. Investments

Results for reporting periods occurring before January 1, 2023 continue to be reported in accordance with previously applicable U.S. GAAP and note presented under ASC 326, which was adopted by the Company on January 1, 2023. The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three months ended March 31, 2023 and 2022. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses of $14.6 million as of March 31, 2023, from the Company's available-for-sale securities are due to market conditions and interest rate changes.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at March 31, 2023 and December 31, 2022 were as follows (dollars in thousands):

	March 31, 2023
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$7,220	$—	$(249)	$6,971
State and local government	26,063	1	(3,866)	22,198
Corporate debt	35,070	—	(4,139)	30,931
Asset-backed securities	21,150	—	(1,045)	20,105
Mortgage-backed securities	28,524	—	(4,739)	23,785
Commercial mortgage-backed securities	3,413	—	(125)	3,288
Collateralized mortgage obligations	3,834	—	(479)	3,355
Total debt securities available for sale	$125,274	$1	$(14,642)	$110,633

	December 31, 2022
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$7,833	$—	$(335)	$7,498
State and local government	25,487	1	(4,672)	20,816
Corporate debt	35,347	—	(4,788)	30,559
Asset-backed securities	21,742	—	(1,246)	20,496
Mortgage-backed securities	29,194	—	(5,157)	24,037
Commercial mortgage-backed securities	3,414	—	(186)	3,228
Collateralized mortgage obligations	4,102	—	(535)	3,567
Total debt securities available for sale	$127,119	$1	$(16,919)	$110,201

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2023
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	2	$900	$(6)	10	$6,071	$(243)	12	$6,971	$(249)
State and local government	13	3,229	(80)	110	18,267	(3,786)	123	21,496	(3,866)
Corporate debt	4	1,509	(41)	64	29,422	(4,098)	68	30,931	(4,139)
Asset-backed securities	3	1,085	(28)	22	19,020	(1,017)	25	20,105	(1,045)
Mortgage-backed securities	33	279	(12)	35	23,499	(4,727)	68	23,778	(4,739)
Commercial mortgage-backed securities	1	209	(20)	3	3,056	(105)	4	3,265	(125)
Collateralized mortgage obligations	11	166	(6)	23	3,212	(473)	34	3,378	(479)
Total debt securities available for sale	67	$7,377	$(193)	267	$102,547	$(14,449)	334	$109,924	$(14,642)

	December 31, 2022
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	8	$3,534	$(135)	5	$3,964	$(200)	13	$7,498	$(335)
State and local government	77	12,966	(2,318)	45	7,147	(2,354)	122	20,113	(4,672)
Corporate debt	27	10,069	(1,373)	42	20,890	(3,415)	69	30,959	(4,788)
Asset-backed securities	6	3,188	(76)	20	17,308	(1,170)	26	20,496	(1,246)
Mortgage-backed securities	57	4,006	(573)	12	20,031	(4,584)	69	24,037	(5,157)
Commercial mortgage-backed securities	4	3,205	(186)	—	—	—	4	3,205	(186)
Collateralized mortgage obligations	26	1,789	(196)	9	1,802	(339)	35	3,591	(535)
Total debt securities available for sale	205	$38,757	$(4,857)	133	$71,142	$(12,062)	338	$109,899	$(16,919)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Debt securities	$853	$582
Equity securities	11	28
Cash, cash equivalents and short-term investments	503	1
Total investment income	1,367	611
Investment expenses	(60)	(104)
Net investment income	$1,307	$507

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Debt securities:
Gross realized gains	$—	$—
Gross realized losses	—	—
Total debt securities	—	—
Equity securities:
Gross realized gains	$—	19
Gross realized losses	—	(88)
Total equity securities	—	(69)
Total net realized investment gains (losses)	$—	$(69)

Proceeds from available-for-sale debt securities were $23.6 million and $6.7 million for the three months ended March 31, 2023 and 2022, respectively.

There were no gross realized gains or losses from the sale of available-for-sale debt securities for the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and 2022, there were $0 and $750,000 of payables from securities purchased, respectively. There were $0 and $1.3 million of receivables from securities sold as of March 31, 2023, and 2022, respectively.

The Company's gross unrealized gains related to its equity investments were $523,000 and $0 as of March 31, 2023 and December 31, 2022, respectively. The Company’s gross unrealized losses related to its equity investments were $467,000 and $638,000 as of March 31, 2023 and December 31, 2022, respectively. The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There were no impairments or observable changes in price recorded during 2023 related to the Company's equity securities without readily determinable fair value. These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $1.4 million as of March 31, 2023 and $1.8 million as of December 31, 2022.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at March 31, 2023. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,668	$4,592
Due after one year through five years	28,614	26,543
Due after five years through ten years	23,810	20,267
Due after ten years	11,261	8,698
Securities with contractual maturities	68,353	60,100
Asset-backed securities	21,150	20,105
Mortgage-backed securities	28,524	23,785
Commercial mortgage-backed securities	3,413	3,288
Collateralized mortgage obligations	3,834	3,355
Total debt securities	$125,274	$110,633

At March 31, 2023 and December 31, 2022, the Insurance Company Subsidiaries had $8.1 million and $8.0 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At March 31, 2023 and December 31, 2022, the Company had $98.1 million and $95.7 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

Level 1 - Valuations that are based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - Valuations that are based on observable inputs (other than Level 1 prices) such as quoted prices for similar assets or liabilities at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs that are supported by little or no market activity. The unobservable inputs represent the
Company’s best assumption of how market participants would price the assets or liabilities.

Net Asset Value (NAV) - The fair values of investment company limited partnership investments and mutual funds are based on the capital account balances reported by the investment funds subject to their management review and adjustment.
These capital account balances reflect the fair value of the investment funds.

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$6,971	$—	$6,971	$—
State and local government	22,198	—	22,198	—
Corporate debt	30,931	—	30,931	—
Asset-backed securities	20,105	—	20,105	—
Mortgage-backed securities	23,785	—	23,785	—
Commercial mortgage-backed securities	3,288	—	3,288	—
Collateralized mortgage obligations	3,355	—	3,355	—
Total debt securities	110,633	—	110,633	—
Equity Securities	965	208	757	—
Short-term investments	28,055	28,055	—	—
Total marketable investments measured at fair value	$139,653	$28,263	$111,390	$—

Investments measured at NAV:
Investment in limited partnership	1,460
Total assets measured at fair value	$141,113

Liabilities:
Senior Unsecured Notes *	$22,567	$—	$22,567	$—
Subordinated Notes *	11,685	—	—	11,685
Total Liabilities (non-recurring fair value measure)	$34,252	$—	$22,567	$11,685

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$7,498	$—	$7,498	$—
State and local government	20,816	—	20,816	—
Corporate debt	30,559	—	30,559	—
Asset-backed securities	20,496	—	20,496	—
Mortgage-backed securities	24,037	—	24,037	—
Commercial mortgage-backed securities	3,228	—	3,228	—
Collateralized mortgage obligations	3,567	—	3,567	—
Total debt securities	110,201	—	110,201	—
Equity securities	917	160	757	—
Short-term investments	25,929	25,929	—	—
Total marketable investments measured at fair value	$137,047	$26,089	$110,958	$—

Investments measured at NAV:
Investment in limited partnership	350
Total assets measured at fair value	$137,397

Liabilities:
Senior Unsecured Notes *	$22,430	$—	$22,430	$—
Subordinated Notes *	11,300	—	—	11,300
Total Liabilities (non-recurring fair value measure)	$33,730	$—	$22,430	$11,300

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 20% and 18% of the fair value of the total marketable investments measured at fair value as of March 31, 2023 and December 31, 2022, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 80% and 82% of the fair value of the total marketable investments measured at fair value as of March 31, 2023 and December 31, 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, the fair value of the subordinated debt reported at amortized cost was considered a Level 3 liability in the fair value hierarchy and is entirely comprised of the Company's Subordinated Notes. In determining the fair value of the Subordinated Notes outstanding at March 31, 2023 and December 31, 2021, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the March 31, 2023 and December 31, 2022 U.S. Treasury rates, respectively. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. There were no transfers in or out of Level 3 for the three months ended March 31, 2023, and 2022, respectively.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three months ended March 31, 2023 and 2022. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$10,290	$12,267

Deferred policy acquisition costs	2,757	3,321
Amortization of policy acquisition costs	(4,721)	(5,464)
Net change	(1,964)	(2,143)

Balance at end of period	$8,326	$10,124

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

Management believes that the reserve for losses and LAE is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the consolidated financial statements based on available facts and in accordance with applicable laws and regulations.

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended March 31,
	2023	2022
Gross reserves - beginning of period	$165,539	$139,085
Less: reinsurance recoverables on unpaid losses	(82,651)	(40,344)
Net reserves - beginning of period	82,888	98,741
Add: incurred losses and LAE, net of reinsurance:
Current period	14,926	12,497
Prior period	(1,213)	5,521
Total net incurred losses and LAE	13,713	18,018
Deduct: loss and LAE payments, net of reinsurance:
Current period	1,987	2,512
Prior period	10,353	13,914
Total net loss and LAE payments	12,340	16,426
Net reserves - end of period	84,261	100,333
Plus: reinsurance recoverables on unpaid losses	61,101	40,605
Gross reserves - end of period	$145,362	$140,938

Net losses and LAE were $13.7 million during the first quarter of 2023. The Company experienced favorable development of $1.2 million during the first quarter of 2023, of which $817,000 was related to the Company's commercial lines of business, and $396,000 was related to the personal lines of business. The majority of the favorable development occurred in the 2022 and 2021 accident years. For accident year 2022, the redundancy was due in part to less-than-expected commercial property loss emergence during the first quarter of 2023. For accident year 2021, the claim frequency of the quick service restaurant program was less than expected resulting in a reduction in the estimated ultimate loss. There was $1.8 million of adverse development relating to 2019 and prior accident years that was covered under the Loss Portfolio Transfer ("LPT"), resulting in no net development. As of March 31, 2023, the Company was $2.4 million into the $20.0 million adverse development cover provided by the LPT.

Net losses and LAE were $18.0 million for the three months ended March 31, 2022. Adverse development contributed $5.5 million to the total incurred losses in the first quarter of 2022, of which $1.5 million was related to 2017 and prior accident years, $1.3 million was related to the 2018 accident year, $1.3 million was related to the 2019 accident year, and $1.5 million was related to the 2020 accident year. In the first quarter of 2022, $5.7 million of the adverse development came from the commercial lines of business, mostly from liability lines, while our personal lines of business had $219,000 favorable development.

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events. The Company ceded primarily all specific commercial liability risks in excess of $400,000 in 2023, and $340,000 in 2022. The Company ceded specific commercial property risks in excess of $400,000 in 2023, and $300,000 in 2022. The Company ceded homeowners specific risks in excess of $300,000 in both 2023 and 2022.

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

As of March 31, 2023, the Company has recorded losses through the $5.5 million corridor and $2.4 million into the $20.0 million layer. As of December 31, 2022, the Company recorded losses through the $5.5 million corridor and $644,000 into the $20.0 million layer.

As of March 31, 2023, the Consolidated Balance Sheet included $3.0 million of reinsurance recoverables on paid losses related to the LPT, and $22.0 million of reinsurance recoverables on unpaid losses related to the LPT. As of December 31, 2022, the Consolidated Balance Sheet included $3.8 million of reinsurance recoverables on paid losses related to the LPT, and $25.9 million of reinsurance recoverables on unpaid losses related to the LPT.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Written premiums:
Direct	$24,341	$24,796
Assumed	11,873	8,168
Ceded	(17,872)	(14,943)
Net written premiums	$18,342	$18,021

Earned premiums:
Direct	$23,315	$24,123
Assumed	10,979	8,641
Ceded	(12,342)	(8,809)
Net earned premiums	$21,952	$23,955

Losses and LAE:
Direct	$1,969	$13,066
Assumed	1,497	7,408
Ceded	10,247	(2,456)
Net Losses and LAE	$13,713	$18,018

7. Debt

As of March 31, 2023, the Company's debt is comprised of two instruments: $24.3 million of publicly traded senior unsecured notes (the "Notes") which were issued in 2018 and $10.5 million of privately placed subordinated notes (the "Subordinated Notes"). A summary of the Company's outstanding debt is as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Senior unsecured notes	$24,251	$24,186
Subordinated notes	9,703	9,690
Total	$33,954	$33,876

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

The Company did not repurchase any of the Notes for the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023, the carrying value of the Notes and Subordinated Notes are offset by $130,000 and $797,000 of debt issuance costs, respectively. The debt issuance costs are being amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. As of March 31, 2023, the Company was in compliance with all of its financial covenants.

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

As of March 31, 2023 and December 31, 2022, the Company had 12,215,849 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

9. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$(18,203)	$(2,110)
Other comprehensive income (loss) before reclassifications, net of tax	2,286	(7,287)
Less: amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—
Net other comprehensive income (loss)	2,286	(7,287)
Balance at end of period	$(15,917)	$(9,397)

10. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,001	$(2,870)

Weighted average common shares, basic and diluted *	12,215,849	9,707,817

Earnings (loss) per common share, basic and diluted	$0.08	$(0.30)

* The non-vested shares of the restricted stock units and stock options were anti-dilutive as of March 31, 2023 and 2022. Therefore, the basic and diluted weighted average common shares are equal for the three months ended March 31, 2023 and 2022.

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

The Company recorded $12,000 and $14,000 of compensation expense related to the RSUs for the three months ended March 31, 2023 and 2022, respectively. There were 9,000 unvested RSUs as of March 31, 2023, which will generate an estimated future expense of $4,000.

The Company recorded $43,000 and $24,000 of compensation expense related to the stock options for the three months ended March 31, 2023 and 2022, respectively. There were 654,000 unvested options as of March 31, 2023, which will generate an estimated future expense of $595,000 through February of 2027.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the co-chief operating decision makers in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s co-chief operating decision makers, the Co-Chief Executive Officers, review a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Texas, Oklahoma and California. For the three months ended March 31, 2023 and 2022, gross written premiums attributable to these four states were 56.2% and 55.7%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended March 31, 2023	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$28,975	$7,239	$36,214	$—	$—	$—	$36,214

Net written premiums	$12,241	$6,101	$18,342	$—	$—	$—	$18,342

Net earned premiums	$17,123	$4,829	$21,952	$—	$—	$—	$21,952
Other income	52	23	75	879	72	(400)	626
Segment revenue	17,175	4,852	22,027	879	72	(400)	22,578

Losses and LAE, net	10,547	3,166	13,713	—	—	—	13,713
Policy acquisition costs	3,196	1,389	4,585	548	—	(412)	4,721
Operating expenses	3,028	592	3,620	352	307	—	4,279
Segment expenses	16,771	5,147	21,918	900	307	(412)	22,713

Segment gain (loss)	$404	$(295)	$109	$(21)	$(235)	$12	$(135)
Investment income					1,307		1,307
Net realized investment gains (losses)					—		—
Change in fair value of equity securities					694		694
Other gains (losses)					—		—
Interest expense					(686)		(686)
Income (loss) before equity earnings in Affiliate and income taxes	$404	$(295)	$109	$(21)	$1,080	$12	$1,180

Three months ended March 31, 2022	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$28,586	$4,378	$32,964	$—	$—	$—	$32,964

Net written premiums	$14,340	$3,681	$18,021	$—	$—	$—	$18,021

Net earned premiums	$20,524	$3,431	$23,955	$—	$—	$—	$23,955
Other income	71	6	77	1,112	147	(638)	698
Segment revenue	20,595	3,437	24,032	1,112	147	(638)	24,653

Losses and LAE, net	16,610	1,408	18,018	—	—	—	18,018
Policy acquisition costs	4,357	1,093	5,450	758	—	(744)	5,464
Operating expenses	3,161	402	3,563	292	305	—	4,160
Segment expenses	24,128	2,903	27,031	1,050	305	(744)	27,642

Segment gain (loss)	$(3,533)	$534	$(2,999)	$62	$(158)	$106	$(2,989)
Investment income					507		507
Net realized investment gains (losses)					(69)		(69)
Change in fair value of equity securities					280		280
Other gains					(5)		(5)
Interest expense					(711)		(711)
Income (loss) before equity earnings in Affiliate and income taxes	$(3,533)	$534	$(2,999)	$62	$(156)	$106	$(2,987)

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2023 and 2022

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 27, 2023 with the U. S. Securities and Exchange Commission.

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 27, 2023 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

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

As of March 31, 2023, the Company has recorded losses through the $5.5 million corridor and $2.4 million into the $20.0 million layer. As of December 31, 2022, the Company recorded losses through the $5.5 million corridor and $644,000 into the $20.0 million layer.

The Company paid $25.0 million in cash on October 14, 2022, which was offset for claims paid through September 30, 2022 and $13.6 million of funds withheld.

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

Through our wholesale agency business segment, we offer commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as a small number of third-party insurers. The wholesale agency business segment provides our agents with more insurance product options.

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023.

Executive Overview

The Company reported $36.2 million of gross written premiums in the first quarter of 2023, representing a 9.9% increase as compared to the same period in 2022. Our commercial lines gross written premiums increased by $389,000, or 1.4%, to $29.0 million in the first quarter of 2023, compared to $28.6 million for the same period in 2022. Personal lines gross written premiums increased by $2.9 million, or 65.3%, to $7.2 million in the first quarter of 2023, compared to $4.4 million for the same period in 2022.

The Company reported net income of $1.0 million, or $0.08 per share, for the three months ended March 31, 2023. The Company reported a net loss of $2.9 million, or $0.30 per share, for the three months ended March 31, 2022.

Adjusted operating income and adjusted operating income per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment gains or losses, other gains or losses, and changes in fair value of equity securities; all net of tax. Adjusted operating income, a non-GAAP measure, was $307,000, or $0.03 per share, for the three months ended March 31, 2023. Adjusted operating loss was $3.1 million, or $0.32 per share, for the three months ended March 31, 2022.

Our underwriting combined ratio was 99.5% for the three months ended March 31, 2023, compared to 112.5% for the same period in 2022. The loss ratio decreased 12.8% to 62.2% for the three months ended March 31, 2023, compared to 75.0% for the same period in 2022.

Results of Operations For The Three Months Ended March 31, 2023 and 2022

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Gross written premiums	$36,214	$32,964	$3,250	9.9%

Net written premiums	$18,342	$18,021	$321	1.8%

Net earned premiums	$21,952	$23,955	$(2,003)	(8.4)%
Other income	626	698	(72)	(10.3%)
Losses and loss adjustment expenses, net	13,713	18,018	(4,305)	(23.9)%
Policy acquisition costs	4,721	5,464	(743)	(13.6)%
Operating expenses	4,279	4,160	119	2.9%
Underwriting gain (loss)	(135)	(2,989)	2,854	*
Net investment income	1,307	507	800	157.8%
Net realized investment gains (losses)	—	(69)	69	*
Change in fair value of equity securities	694	280	414	147.9%
Other gains (losses)	—	(5)	5	*
Interest expense	686	711	(25)	(3.5)%
Income (loss) before equity earnings in Affiliate, net of tax	1,180	(2,987)	4,167	*
Equity earnings (loss) in Affiliate, net of tax	(179)	76	(255)	*
Income tax expense	—	(41)	41	*
Net income (loss)	$1,001	$(2,870)	$3,871	*

Book value per common share outstanding	$1.82	$3.13

Underwriting Ratios:
Loss ratio (1)	62.2%	75.0%
Expense ratio (2)	37.3%	37.5%
Combined ratio (3)	99.5%	112.5%
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

Our premiums are presented below for the three months ended March 31, 2023 and 2022 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Gross written premiums
Commercial lines	$28,975	$28,586	$389	1.4%
Personal lines	7,239	4,378	2,861	65.3%
Total	$36,214	$32,964	$3,250	9.9%

Net written premiums
Commercial lines	$12,241	$14,340	$(2,099)	(14.6)%
Personal lines	6,101	3,681	2,420	65.7%
Total	$18,342	$18,021	$321	1.8%

Net earned premiums
Commercial lines	$17,123	$20,524	$(3,401)	(16.6)%
Personal lines	4,829	3,431	1,398	40.7%
Total	$21,952	$23,955	$(2,003)	(8.4)%

Gross written premiums increased $3.2 million, or 9.9%, to $36.2 million for the three months ended March 31, 2023, as compared to $33.0 million for the same period in 2022.

Commercial lines gross written premiums increased $389,000, or 1.4%, to $29.0 million in the first quarter of 2023, as compared to $28.6 million for the first quarter of 2022.

Personal lines gross written premiums increased $2.8 million, or 65.3%, to $7.2 million in the first quarter of 2023, as compared to $4.4 million for the same period in 2022. The increased gross written premiums were primarily due to $1.8 million of quarter-over-quarter premium growth in the Company’s low-value dwelling book of business as we continue to expand in Texas and Oklahoma.

Net written premiums increased $321,000, or 1.8%, to $18.3 million for the three months ended March 31, 2023, as compared to $18.0 million for the same period in 2022. Commercial lines net written premiums decreased due to more ceded premiums as a result of a higher reinsurance cost and the Company entered into a new quota share reinsurance agreement, effective January 1, 2023. The new quota share treaty applies to a subset of our commercial business that represents approximately 14% of our gross written premiums in the first quarter of 2023. The Company ceded $5.3 million of written premium related to this quota share reinsurance agreement during the first quarter of 2023.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies. Other income decreased by $72,000, or 10.3%, to $626,000 for the three months ended March 31, 2023, as compared to $698,000 for the same period in 2022.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended March 31, 2023 and 2022 (dollars in thousands).

Three months ended March 31, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,364	$3,562	$14,926
Net (favorable) adverse development	(817)	(396)	(1,213)
Calendar year net losses and LAE	$10,547	$3,166	$13,713

Accident year loss ratio	66.2%	73.4%	67.8%
Net (favorable) adverse development	(4.8)%	(8.1)%	(5.6)%
Calendar year loss ratio	61.4%	65.3%	62.2%

Three months ended March 31, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$10,870	$1,627	$12,497
Net (favorable) adverse development	5,740	(219)	5,521
Calendar year net losses and LAE	$16,610	$1,408	$18,018

Accident year loss ratio	52.8%	47.3%	52.0%
Net (favorable) adverse development	27.9%	(6.3)%	23.0%
Calendar year loss ratio	80.7%	41.0%	75.0%

Net losses and LAE decreased by $4.3 million, or 23.9%, to $13.7 million during the first quarter of 2023, compared to $18.0 million for the same period in 2022. The decrease in losses was driven by $1.2 million of net favorable development from prior accident years as compared to $5.5 million of adverse development in the first quarter of 2022. The Company's favorable development primarily related to accident years 2022 and 2021 and was a result of better than expected emergence in the commercial liability lines. The majority of the favorable development occurred in the 2022 and 2021 accident years. For accident year 2022, the redundancy was due in part to less-than-expected commercial property loss emergence during the first quarter of 2023. For accident year 2021, the claim frequency of the quick service restaurant program was less than expected resulting in a reduction in the estimated ultimate loss.

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

The table below provides the expense ratio by major component.

	Three Months Ended March 31,
	2023	2022
Commercial Lines
Policy acquisition costs	18.6%	21.2%
Operating expenses	17.6%	15.3%
Total	36.2%	36.5%
Personal Lines
Policy acquisition costs	28.6%	31.8%
Operating expenses	12.2%	11.7%
Total	40.8%	43.5%
Total Underwriting
Policy acquisition costs	20.8%	22.7%
Operating expenses	16.5%	14.8%
Total	37.3%	37.5%

Our expense ratio decreased by 0.2% during the first quarter of 2023, compared to the same period in 2022.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income decreased by 1.9%, from 22.7% in the first quarter of 2022, to 20.8% for the same period in 2023. The decrease was primarily related to additional ceding commissions, which reduces commission expense, as a result of the new quota share reinsurance treaty mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 1.7% during the first quarter of 2023 to 16.5%, compared to 14.8% for the same period in 2022. Operating expenses were substantially flat in the quarter compared to the first quarter of 2022, however, the reduction in net earned premiums, due to additional ceded premiums, drove the operating expense ratio higher.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended March 31, 2023 and 2022 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended March 31,
	2023	2022	$ Change
Commercial Lines	$404	$(3,533)	$3,937
Personal Lines	(295)	534	(829)
Total Underwriting	109	(2,999)	3,108
Wholesale Agency	(21)	62	(83)
Corporate	(235)	(158)	(77)
Eliminations	12	106	(94)
Total segment gain (loss)	$(135)	$(2,989)	$2,854

Liquidity and Capital Resources

Sources and Uses of Funds

At March 31, 2023, we had $49.6 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

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

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis. We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. No dividends were paid from our Insurance Company Subsidiaries during the three months ended March 31, 2023 and 2022.

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

Cash Flows

Operating Activities. Cash used in operating activities for the three months ended March 31, 2023 was $6.0 million compared to $8.5 million for the same period in 2022. The $2.5 million decrease in cash used in operating activities was primarily due a $2.8 million increase in net written premiums received, a reduction in operating expenses of approximately $525,000, and a $581,000 increase in investment income. These amounts were partially offset by a $175,000 increase in net losses paid and a $98,000 increase in acquisition costs paid.

Investing Activities. Cash used by investing activities for the three months ended March 31, 2023 was $468,000, compared to $1.5 million of cash provided by investing activities for the same period in 2022. The $2.0 million decrease in cash provided by investing activities was driven by a $4.5 million decrease in proceeds from sales of investments, and a $4.5 million decrease in proceeds from maturities and redemptions of investments in the first quarter of 2023, compared to the same period of 2022, respectively. This increase was offset by an $8.0 million decrease in proceeds used for the purchases of investments during the first quarter of 2023, compared to the same period in 2022.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2023 was $0 compared to $5.0 million in the same period of 2022. The Company's line of credit matured on December 1, 2022, and was not renewed. The Company had $5.0 million of borrowings on the line of credit during the first quarter of 2022.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $61.0 million and $59.9 million at March 31, 2023 and December 31, 2022, respectively.

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

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,001	$(2,870)
Exclude:
Net realized investment gains (losses), net of tax	—	(69)
Other gains (losses), net of tax	—	(5)
Change in fair value of equity securities, net of tax	694	280
Adjusted operating income (loss)	$307	$(3,076)

Weighted average common shares diluted	12,215,849	9,707,817
Diluted income (loss) per common share:
Net income (loss)	$0.08	$(0.30)
Exclude:
Net realized investment gains (losses), net of tax	—	(0.01)
Other gains (losses), net of tax	—	—
Change in fair value of equity securities, net of tax	0.05	0.03
Adjusted operating income (loss) per share	$0.03	$(0.32)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2023. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At March 31, 2023, the fair value of our investment portfolio, excluding cash and cash equivalents, was $141.1 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of March 31, 2023 and December 31, 2022 was 3.4 and 3.5 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of March 31, 2023. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2023	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$129,992	$(8,696)	(6.27)%	(39.01)%
100 basis point increase	134,167	(4,521)	(3.26)%	(20.28)%
No change	138,688	—	—	—
100 basis point decrease	143,584	4,896	3.53%	21.96%
200 basis point decrease	148,798	10,110	7.29%	45.35%

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

At March 31, 2023, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $92.1 million. We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2023. Based on such evaluations, the Co-Chief Executive Officers and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Co-Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2023, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 27, 2023.

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

Dated: May 11, 2023