Form 10-Q
period 2023-06-30
Conifer Holdings, Inc.
filed 2023-08-09
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, no par value, as of August 9, 2023, was 12,222,881.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $121,367 and $127,119, respectively)	$105,996	$110,201
Equity securities, at fair value (cost of $2,282 and $1,905, respectively)	2,326	1,267
Short-term investments, at fair value	39,564	25,929
Total investments	147,886	137,397

Cash and cash equivalents	18,765	28,035
Premiums and agents' balances receivable, net	25,895	21,802
Receivable from Affiliate	933	1,261
Reinsurance recoverables on unpaid losses	56,505	82,651
Reinsurance recoverables on paid losses	5,828	6,653
Prepaid reinsurance premiums	24,444	16,399
Deferred policy acquisition costs	9,500	10,290
Other assets	6,767	7,862
Total assets	$296,523	$312,350

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$145,004	$165,539
Unearned premiums	78,468	67,887
Reinsurance premiums payable	12,023	6,144
Debt	34,031	33,876
Accounts payable and accrued expenses	10,140	19,954
Total liabilities	279,666	293,400

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,222,881 and 12,215,849 issued and outstanding, respectively)	98,013	97,913
Accumulated deficit	(64,498)	(60,760)
Accumulated other comprehensive income (loss)	(16,658)	(18,203)
Total shareholders' equity	16,857	18,950
Total liabilities and shareholders' equity	$296,523	$312,350

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue and Other Income
Premiums
Gross earned premiums	$36,013	33,782	$70,307	$66,546
Ceded earned premiums	(12,830)	(9,206)	(25,172)	(18,015)
Net earned premiums	23,183	24,576	45,135	48,531
Net investment income	1,354	564	2,661	1,071
Net realized investment gains (losses)	—	(1,436)	—	(1,505)
Change in fair value of equity securities	(12)	317	682	597
Other gains (losses)	—	(1)	—	(6)
Other income	398	663	1,024	1,361
Total revenue and other income	24,923	24,683	49,502	50,049

Expenses
Losses and loss adjustment expenses, net	19,319	22,251	33,032	40,269
Policy acquisition costs	4,413	5,725	9,134	11,189
Operating expenses	5,114	4,470	9,393	8,630
Interest expense	820	727	1,506	1,438
Total expenses	29,666	33,173	53,065	61,526

Income (loss) before equity earnings in Affiliate and income taxes	(4,743)	(8,490)	(3,563)	(11,477)
Equity earnings (loss) in Affiliate, net of tax	4	93	(175)	169
Income tax expense (benefit)	—	2	—	(39)

Net income (loss)	$(4,739)	$(8,399)	$(3,738)	$(11,269)

Earnings (loss) per common share, basic and diluted	$(0.39)	$(0.86)	$(0.31)	$(1.16)

Weighted average common shares outstanding, basic and diluted	12,220,331	9,712,602	12,218,102	9,710,223

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(4,739)	$(8,399)	$(3,738)	$(11,269)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(741)	(5,007)	1,545	(12,294)
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	(741)	(5,007)	1,545	(12,294)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	70	—	70
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	—	70	0	70

Other comprehensive income (loss)	(741)	(5,077)	1,545	(12,364)

Total comprehensive income (loss)	$(5,480)	$(13,476)	$(2,193)	$(23,633)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at March 31, 2023	12,215,849	$97,968	$(59,759)	$(15,917)	$22,292
Net income (loss)	—	—	(4,739)	—	(4,739)
Repurchase of common stock	(1,968)	(3)	—	—	(3)
Issuance of common stock private placement	—	—	—	—	—
Stock-based compensation expense	9,000	48	—	—	48
Other comprehensive income (loss)	—	—	—	(741)	(741)
Balances at June 30, 2023	12,222,881	$98,013	$(64,498)	$(16,658)	$16,857

Balances at March 31, 2022	9,707,817	$92,730	$(52,949)	$(9,397)	$30,384
Net income (loss)	—	—	(8,399)	—	(8,399)
Repurchase of common stock	(1,493)	11	—	—	11
Stock-based compensation expense	9,000	58	—	—	58
Other comprehensive income (loss)	—	—	—	(5,077)	(5,077)
Balances at June 30, 2022	9,715,324	$92,799	$(61,348)	$(14,474)	$16,977

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	12,215,849	$97,913	$(60,760)	$(18,203)	$18,950
Net income (loss)	—	—	(3,738)	—	(3,738)
Repurchase of common stock	(1,968)	(3)	—	—	(3)
Issuance of common stock private placement	—	—	—	—	—
Stock-based compensation expense	9,000	103	—	—	103
Other comprehensive income (loss)	—	—	—	1,545	1,545
Balances at June 30, 2023	12,222,881	$98,013	$(64,498)	$(16,658)	$16,857

Balances at December 31, 2021	9,707,817	$92,692	$(50,079)	$(2,110)	$40,503
Net income (loss)	—	—	(11,269)	—	(11,269)
Repurchase of common stock	(1,493)	11	—	—	11
Stock-based compensation expense	9,000	96	—	—	96
Other comprehensive income (loss)	—	—	—	(12,364)	(12,364)
Balances at June 30, 2022	9,715,324	$92,799	$(61,348)	$(14,474)	$16,977

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(3,738)	$(11,269)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	193	205
Amortization of bond premium and discount, net	(362)	217
Net realized investment (gains) losses	—	1,505
Change in fair value of equity securities	(682)	(597)
Stock-based compensation expenses	103	96
Equity loss (earnings) in Affiliate, net of tax	175	(169)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(3,961)	(2,936)
Reinsurance recoverables	26,971	(557)
Prepaid reinsurance premiums	(8,045)	(7,080)
Deferred policy acquisition costs	790	1,520
Other assets	64	(454)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(20,535)	1,911
Unearned premiums	10,581	3,835
Reinsurance premiums payable	(207)	(1,607)
Accounts payable and other liabilities	(2,794)	(94)
Net cash provided by (used in) operating activities	(1,447)	(15,474)
Cash Flows From Investing Activities
Purchase of investments	(120,578)	(151,809)
Proceeds from maturities and redemptions of investments	5,651	15,015
Proceeds from sales of investments	108,041	150,492
Obligation to SSU	(934)	—
Net cash provided by (used in) investing activities	(7,820)	13,698
Cash Flows From Financing Activities
Proceeds received from common stock subscription agreement	—	5,000
Repurchase of common stock	(3)	11
Borrowings under line of credit	—	5,000
Repayment of borrowings under debt arrangements	—	(5,000)
Net cash provided by (used in) financing activities	(3)	5,011
Net increase (decrease) in cash	(9,270)	3,235
Cash at beginning of period	28,035	9,913
Cash at end of period	$18,765	$13,148
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,506	$1,429
Income taxes paid (refunded), net	(17)	(12)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), Conifer Insurance Services ("CIS") formerly known as Sycamore Insurance Agency, Inc. ("Sycamore"), and VSRM, Inc. ("VSRM"). CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Conifer Holdings, Inc. is referred to as the "Parent Company." VSRM owns a 50% non-controlling interest in Sycamore Specialty Underwriters, LLC ("SSU" or "Affiliate").

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

The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results expected for the year ended December 31, 2023.

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

2. Investments

Results for reporting periods occurring before January 1, 2023 continue to be reported in accordance with previously applicable U.S. GAAP and note presented under ASC 326, which was adopted by the Company on January 1, 2023. The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three and six months ended June 30, 2023. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses of $15.4 million as of June 30, 2023, from the Company's available-for-sale securities are due to market conditions and interest rate changes.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at June 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	June 30, 2023
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$6,228	$—	$(278)	$5,950
State and local government	25,650	1	(3,953)	21,698
Corporate debt	34,046	—	(4,434)	29,612
Asset-backed securities	20,550	—	(1,027)	19,523
Mortgage-backed securities	27,879	—	(4,994)	22,885
Commercial mortgage-backed securities	3,410	—	(151)	3,259
Collateralized mortgage obligations	3,604	—	(535)	3,069
Total debt securities available for sale	$121,367	$1	$(15,372)	$105,996

	December 31, 2022
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$7,833	$—	$(335)	$7,498
State and local government	25,487	1	(4,672)	20,816
Corporate debt	35,347	—	(4,788)	30,559
Asset-backed securities	21,742	—	(1,246)	20,496
Mortgage-backed securities	29,194	—	(5,157)	24,037
Commercial mortgage-backed securities	3,414	—	(186)	3,228
Collateralized mortgage obligations	4,102	—	(535)	3,567
Total debt securities available for sale	$127,119	$1	$(16,919)	$110,201

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2023
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	3	$1,882	$(35)	9	$4,068	$(243)	12	$5,950	$(278)
State and local government	9	2,643	(40)	114	18,879	(3,913)	123	21,522	(3,953)
Corporate debt	2	346	(4)	64	29,266	(4,430)	66	29,612	(4,434)
Asset-backed securities	—	—	—	25	19,523	(1,027)	25	19,523	(1,027)
Mortgage-backed securities	22	140	(5)	48	22,746	(4,989)	70	22,886	(4,994)
Commercial mortgage-backed securities	—	—	—	4	3,238	(151)	4	3,238	(151)
Collateralized mortgage obligations	7	137	(7)	26	2,953	(528)	33	3,090	(535)
Total debt securities available for sale	43	$5,148	$(91)	290	$100,673	$(15,281)	333	$105,821	$(15,372)

	December 31, 2022
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	8	$3,534	$(135)	5	$3,964	$(200)	13	$7,498	$(335)
State and local government	77	12,966	(2,318)	45	7,147	(2,354)	122	20,113	(4,672)
Corporate debt	27	10,069	(1,373)	42	20,890	(3,415)	69	30,959	(4,788)
Asset-backed securities	6	3,188	(76)	20	17,308	(1,170)	26	20,496	(1,246)
Mortgage-backed securities	57	4,006	(573)	12	20,031	(4,584)	69	24,037	(5,157)
Commercial mortgage-backed securities	4	3,205	(186)	—	—	—	4	3,205	(186)
Collateralized mortgage obligations	26	1,789	(196)	9	1,802	(339)	35	3,591	(535)
Total debt securities available for sale	205	$38,757	$(4,857)	133	$71,142	$(12,062)	338	$109,899	$(16,919)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Debt securities	$1,026	$596	$1,879	$1,178
Equity securities	7	10	18	38
Cash, cash equivalents and short-term investments	381	36	884	37
Total investment income	1,414	642	2,781	1,253
Investment expenses	(60)	(78)	(120)	(182)
Net investment income	$1,354	$564	$2,661	$1,071

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Debt securities:
Gross realized gains	$—	$6	$—	$6
Gross realized losses	—	(155)	—	(155)
Total debt securities	—	(149)	—	(149)
Equity securities:
Gross realized gains	$—	356	$—	375
Gross realized losses	—	(1,643)	—	(1,731)
Total equity securities	—	(1,287)	—	(1,356)
Total net realized investment gains (losses)	$—	$(1,436)	$—	$(1,505)

Proceeds from available-for-sale debt securities were $51.2 million and $27.2 million for the six months ended June 30, 2023 and 2022, respectively.

There were no gross realized gains or losses from the sale of available-for-sale debt securities for the three and six months ended June 30, 2023. The gross realized gains and losses from the sale of available-for-sale debt securities for three and six months ended June 30, 2022, were $5,000 and $155,000, respectively.

As of June 30, 2023 and 2022, there were $0 of payables from securities purchased, respectively. There were $0 and $6.9 million of receivables from securities sold as of June 30, 2023, and 2022, respectively.

The Company's gross unrealized gains related to its equity investments were $494,000 and $0 as of June 30, 2023 and December 31, 2022, respectively. The Company’s gross unrealized losses related to its equity investments were $450,000 and $638,000 as of June 30, 2023 and December 31, 2022, respectively. The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There were no impairments or observable changes in price recorded during 2023 related to the Company's equity securities without readily determinable fair value. These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $1.5 million as of June 30, 2023 and $1.8 million as of December 31, 2022.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2023. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,444	$3,389
Due after one year through five years	30,690	28,173
Due after five years through ten years	20,645	17,160
Due after ten years	11,145	8,538
Securities with contractual maturities	65,924	57,260
Asset-backed securities	20,550	19,523
Mortgage-backed securities	27,879	22,885
Commercial mortgage-backed securities	3,410	3,259
Collateralized mortgage obligations	3,604	3,069
Total debt securities	$121,367	$105,996

At June 30, 2023 and December 31, 2022, the Insurance Company Subsidiaries had $7.7 million and $8.0 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At June 30, 2023 and December 31, 2022, the Company had $102.8 million and $95.7 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,950	$—	$5,950	$—
State and local government	21,698	—	21,698	—
Corporate debt	29,612	—	29,612	—
Asset-backed securities	19,523	—	19,523	—
Mortgage-backed securities	22,885	—	22,885	—
Commercial mortgage-backed securities	3,259	—	3,259	—
Collateralized mortgage obligations	3,069	—	3,069	—
Total debt securities	105,996	—	105,996	—
Equity Securities	879	122	757	—
Short-term investments	39,564	39,564	—	—
Total marketable investments measured at fair value	$146,439	$39,686	$106,753	$—

Investments measured at NAV:
Investment in limited partnership	1,447
Total assets measured at fair value	$147,886

Liabilities:
Senior Unsecured Notes *	$23,386	$—	$23,386	$—
Subordinated Notes *	11,737	—	—	11,737
Total Liabilities (non-recurring fair value measure)	$35,123	$—	$23,386	$11,737

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$7,498	$—	$7,498	$—
State and local government	20,816	—	20,816	—
Corporate debt	30,559	—	30,559	—
Asset-backed securities	20,496	—	20,496	—
Mortgage-backed securities	24,037	—	24,037	—
Commercial mortgage-backed securities	3,228	—	3,228	—
Collateralized mortgage obligations	3,567	—	3,567	—
Total debt securities	110,201	—	110,201	—
Equity securities	917	160	757	—
Short-term investments	25,929	25,929	—	—
Total marketable investments measured at fair value	$137,047	$26,089	$110,958	$—

Investments measured at NAV:
Investment in limited partnership	350
Total assets measured at fair value	$137,397

Liabilities:
Senior Unsecured Notes *	$22,430	$—	$22,430	$—
Subordinated Notes *	11,300	—	—	11,300
Total Liabilities (non-recurring fair value measure)	$33,730	$—	$22,430	$11,300

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 27% and 18% of the fair value of the total marketable investments measured at fair value as of June 30, 2023 and December 31, 2022, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 73% and 82% of the fair value of the total marketable investments measured at fair value as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the fair value of the subordinated debt reported at amortized cost was considered a Level 3 liability in the fair value hierarchy and is entirely comprised of the Company's Subordinated Notes. In determining the fair value of the Subordinated Notes outstanding at June 30, 2023 and December 31, 2022, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the June 30, 2023 and December 31, 2022 U.S. Treasury rates, respectively. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. There were no transfers in or out of Level 3 for the three and six months ended June 30, 2023 and 2022.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the six months ended June 30, 2023 and 2022. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$8,326	$10,124	$10,290	$12,267

Deferred policy acquisition costs	5,587	6,348	8,344	9,669
Amortization of policy acquisition costs	(4,413)	(5,725)	(9,134)	(11,189)
Net change	1,174	623	(790)	(1,520)

Balance at end of period	$9,500	$10,747	$9,500	$10,747

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gross reserves - beginning of period	$145,362	$140,938	$165,539	$139,085
Less: reinsurance recoverables on unpaid losses	(61,101)	(40,605)	(82,651)	(40,344)
Net reserves - beginning of period	84,261	100,333	82,888	98,741
Add: incurred losses and LAE, net of reinsurance:
Current period	18,797	12,727	33,723	25,224
Prior period	522	9,524	(691)	15,045
Total net incurred losses and LAE	19,319	22,251	33,032	40,269
Deduct: loss and LAE payments, net of reinsurance:
Current period	7,454	5,167	9,441	7,679
Prior period	7,627	14,190	17,980	28,104
Total net loss and LAE payments	15,081	19,357	27,421	35,783
Net reserves - end of period	88,499	103,227	88,499	103,227
Plus: reinsurance recoverables on unpaid losses	56,505	37,769	56,505	37,769
Gross reserves - end of period	$145,004	$140,996	$145,004	$140,996

Net losses and LAE decreased by $3.0 million, or 13.2%, to $19.3 million during the second quarter of 2023, compared to $22.3 million for the same period in 2022. The decrease in losses were attributable to the Company experiencing net adverse development of $522,000 in the second quarter of 2023, compared to $9.5 million of net adverse development in the same period in 2022. The Company had less-than-expected loss emergence during the second quarter of 2023, and recognized $411,000 of favorable development in its personal lines of business for accident year 2022. The decrease in net losses and LAE was offset by $1.0 million and $4.5 million of current accident year losses in the Company's commercial lines and personal lines losses, respectively, which were a result of storm activity in the southwest during the second quarter of 2023.

There was $2.2 million of adverse development relating to 2019 and prior accident years that was covered under the Loss Portfolio Transfer ("LPT") during the second quarter of 2023, resulting in no net development. As of June 30, 2023, the Company was $4.6 million into the $20.0 million adverse development cover provided by the LPT.

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

As of June 30, 2023, the Company has recorded losses through the $5.5 million corridor and $4.6 million into the $20.0 million layer. As of December 31, 2022, the Company recorded losses through the $5.5 million corridor and $644,000 into the $20.0 million layer.

As of June 30, 2023, the Consolidated Balance Sheet included $2.6 million of reinsurance recoverables on paid losses related to the LPT, and $18.3 million of reinsurance recoverables on unpaid losses related to the LPT. As of December 31, 2022, the Consolidated Balance Sheet included $3.8 million of reinsurance recoverables on paid losses related to the LPT, and $25.9 million of reinsurance recoverables on unpaid losses related to the LPT.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Written premiums:
Direct	$27,183	$26,311	$51,524	$51,107
Assumed	17,491	11,107	29,364	19,275
Ceded	(15,346)	(10,152)	(33,218)	(25,095)
Net written premiums	$29,328	$27,266	$47,670	$45,287

Earned premiums:
Direct	$23,597	$24,865	$46,912	$48,988
Assumed	12,416	8,917	23,395	17,558
Ceded	(12,830)	(9,206)	(25,172)	(18,015)
Net earned premiums	$23,183	$24,576	$45,135	$48,531

Losses and LAE:
Direct	$24,570	$17,472	$26,539	$30,538
Assumed	4,261	11,503	5,758	18,911
Ceded	(9,512)	(6,724)	735	(9,180)
Net Losses and LAE	$19,319	$22,251	$33,032	$40,269

7. Debt

As of June 30, 2023, the Company's debt is comprised of two instruments: $24.3 million of publicly traded senior unsecured notes (the "Notes") which were issued in 2018 and $10.5 million of privately placed subordinated notes (the "Subordinated Notes"). A summary of the Company's outstanding debt is as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Senior unsecured notes	$24,316	$24,186
Subordinated notes	9,715	9,690
Total	$34,031	$33,876

Senior unsecured notes

The Company issued $25.3 million of public senior unsecured notes (the "Notes") in 2018. The Notes bear an interest rate of 6.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2023. The Company may redeem the Notes, in whole or in part, at face value at any time after September 30, 2021.

The Company did not repurchase any of the Notes for the three and six months ended June 30, 2023 and 2022.

On August 8, 2023, the Company closed on the issuance of new public debt (the “New Notes”) both through an exchange offering of the existing debt as well as an offering to new participants. This new public debt has substantially the same terms as the existing Notes other than the new interest rate is at 9.75% and the new maturity is September 30, 2028. The Company raised $7.2 million net of $691,000 of debt issuance costs.

Management had previously anticipated that the proceeds from the public debt offering and the potential sale of certain assets would be sufficient sources of liquidity to fund repayment of the $24.4 million of existing Notes which become due on September 30, 2023. Based on a current assessment of available sources of liquidity available to repay the notes, the Company will need to seek additional sources of cash in order to have sufficient resources to repay the Notes by maturity. This circumstance has presented additional challenges on the Company's short-term liquidity. As of the filing of this 10-Q, the Company has $12.5 million of cash on hand available to repay the existing Notes. The Company anticipates a current liquidity shortfall of approximately $12.2 million.

In order to alleviate any concern as to whether the Company will have enough funds to pay off the existing Notes, certain members of the Company’s board of directors have committed to fund up to $12.5 million in capital in the form of debt or equity financing, or a combination thereof which would be applied directly to paying down the existing Notes. Management also continues to pursue other initiatives, including asset sales, refinancing of other existing debt or private capital raises that may produce sufficient cash to pay off all or a portion of the existing Notes. The success of any such other initiatives may reduce the amount required to be funded by the board members. Management believes these sources of potential liquidity will provide adequate cash resources to fund repayment of the debt by their scheduled maturity of September 30, 2023.

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

As of June 30, 2023, the carrying value of the Notes and Subordinated Notes are offset by $65,000 and $785,000 of debt issuance costs, respectively. The debt issuance costs are being amortized through interest expense over the life of the loans.

The Subordinated Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. As of June 30, 2023, the Company was in compliance with all of its financial covenants.

8. Shareholder’s Equity

On August 10, 2022, the Company issued $5.0 million of equity through a private placement for 2,500,000 shares priced at $2.00 per share. The participants in the private placement consisted of members of the Company's Board of Directors. The Company used the proceeds for growth capital in the Company's specialty core business segments.

For the three and six months ended June 30, 2023 and 2022, the Company repurchased 1,968 and 1,493 shares of stock valued at approximately $3,000 and $3,000, respectively, related to the vesting of the Company's restricted stock units. The Company made no repurchases of stock relating to the vesting of restricted stock units during the first quarters 2023 and 2022. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

As of June 30, 2023 and December 31, 2022, the Company had 12,222,881 and 12,215,849 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

9. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(4,739)	$(8,399)	$(3,738)	$(11,269)

Weighted average common shares, basic and diluted *	12,220,331	9,712,602	12,218,102	9,710,223

Earnings (loss) per common share, basic and diluted	$(0.39)	$(0.86)	$(0.31)	$(1.16)

* The non-vested shares of the restricted stock units and stock options were anti-dilutive as of June 30, 2023 and 2022. Therefore, the basic and diluted weighted average common shares are equal for the three and six months ended June 30, 2023 and 2022.

10. Stock-based Compensation

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

The Company recorded $17,000 and $29,000 of compensation expense related to the RSUs for six months ended June 30, 2023 and 2022, respectively. There were no unvested RSUs remaining as of June 30, 2023.

The Company recorded $86,000 and $67,000 of compensation expense related to the stock options for the six months ended June 30, 2023 and 2022, respectively. There were 604,000 unvested options as of June 30, 2023, which will generate an estimated future expense of $552,000 through February 2027.

11. Commitments and Contingencies

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

12. Segment Information

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the co-chief operating decision makers in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s co-chief operating decision makers, the Co-Chief Executive Officers, review a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Texas, Oklahoma and Florida. For the six months ended June 30, 2023 and 2022, gross written premiums attributable to these four states were 52.9% and 53.9%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended June 30, 2023	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$34,761	$9,913	$44,674	$—	$—	$—	$44,674

Net written premiums	$20,485	$8,843	$29,328	$—	$—	$—	$29,328

Net earned premiums	$17,487	$5,696	$23,183	$—	$—	$—	$23,183
Other income	56	23	79	594	74	(349)	398
Segment revenue	17,543	5,719	23,262	594	74	(349)	23,581

Losses and LAE, net	13,597	5,722	19,319	—	—	—	19,319
Policy acquisition costs	2,966	1,453	4,419	349	—	(355)	4,413
Operating expenses	3,600	792	4,392	365	357	—	5,114
Segment expenses	20,163	7,967	28,130	714	357	(355)	28,846

Segment gain (loss)	$(2,620)	$(2,248)	$(4,868)	$(120)	$(283)	$6	$(5,265)
Investment income					1,354		1,354
Net realized investment gains (losses)					—		—
Change in fair value of equity securities					(12)		(12)
Other gains (losses)					—		—
Interest expense					(820)		(820)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,620)	$(2,248)	$(4,868)	$(120)	$239	$6	$(4,743)

Three months ended June 30, 2022	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$32,076	$5,342	$37,418	$—	$—	$—	$37,418

Net written premiums	$22,386	$4,880	$27,266	$—	$—	$—	$27,266

Net earned premiums	$20,784	$3,792	$24,576	$—	$—	$—	$24,576
Other income	67	26	93	1,064	147	(641)	663
Segment revenue	20,851	3,818	24,669	1,064	147	(641)	25,239

Losses and LAE, net	19,906	2,345	22,251	—	—	—	22,251
Policy acquisition costs	4,410	1,223	5,633	770	—	(678)	5,725
Operating expenses	3,508	484	3,992	274	204	—	4,470
Segment expenses	27,824	4,052	31,876	1,044	204	(678)	32,446

Segment gain (loss)	$(6,973)	$(234)	$(7,207)	$20	$(57)	$37	$(7,207)
Investment income					564		564
Net realized investment gains (losses)					(1,436)		(1,436)
Change in fair value of equity securities					317		317
Other gains					(1)		(1)
Interest expense					(727)		(727)
Income (loss) before equity earnings in Affiliate and income taxes	$(6,973)	$(234)	$(7,207)	$20	$(1,340)	$37	$(8,490)

Six months ended June 30, 2023	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$63,736	$17,152	$80,888	$—	$—	$—	$80,888

Net written premiums	$32,726	$14,944	$47,670	$—	$—	$—	$47,670

Net earned premiums	$34,610	$10,525	$45,135	$—	$—	$—	$45,135
Other income	108	46	154	1,473	146	(749)	1,024
Segment revenue	34,718	10,571	45,289	1,473	146	(749)	46,159

Losses and LAE, net	24,144	8,888	33,032	—	—	—	33,032
Policy acquisition costs	6,162	2,842	9,004	897	—	(767)	9,134
Operating expenses	6,628	1,384	8,012	717	664	—	9,393
Segment expenses	36,934	13,114	50,048	1,614	664	(767)	51,559

Segment gain (loss)	$(2,216)	$(2,543)	$(4,759)	$(141)	$(518)	$18	$(5,400)
Investment income					2,661		2,661
Net realized investment gains (losses)					0		—
Change in fair value of equity securities					682		682
Other gains					—		—
Interest expense					(1,506)		(1,506)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,216)	$(2,543)	$(4,759)	$(141)	$1,319	$18	$(3,563)

Six months ended June 30, 2022	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$60,662	$9,720	$70,382	$—	$—	$—	$70,382

Net written premiums	$36,726	$8,561	$45,287	$—	$—	$—	$45,287

Net earned premiums	$41,308	$7,223	$48,531	$—	$—	$—	$48,531
Other income	138	32	170	2,176	294	(1,279)	1,361
Segment revenue	41,446	7,255	48,701	2,176	294	(1,279)	49,892

Losses and LAE, net	36,516	3,753	40,269	—	—	—	40,269
Policy acquisition costs	8,767	2,316	11,083	1,528	—	(1,422)	11,189
Operating expenses	6,669	886	7,555	566	509	—	8,630
Segment expenses	51,952	6,955	58,907	2,094	509	(1,422)	60,088

Segment gain (loss)	$(10,506)	$300	$(10,206)	$82	$(215)	$143	$(10,196)
Investment income					1,071		1,071
Net realized investment gains (losses)					(1,505)		(1,505)
Change in fair value of equity securities					597		597
Other gains					(6)		(6)
Interest expense					(1,438)		(1,438)
Income (loss) before equity earnings in Affiliate and income taxes	$(10,506)	$300	$(10,206)	$82	$(1,496)	$143	$(11,477)

13. Subsequent Events

On August 8, 2023, the Company closed on the issuance of new public debt (the “New Notes”) both through an exchange offering of the existing debt as well as an offering to new participants. This new public debt has substantially the same terms as the existing Notes other than the new interest rate is at 9.75% and the new maturity is September 30, 2028. The Company raised $7.2 million net of $691,000 of debt issuance costs. See Note 7 ~ Debt for further details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2023 and 2022

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

Loss Portfolio Transfer

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement with Fleming Reinsurance Ltd (“Fleming Re”). Under the agreement, Fleming Re covers an aggregate limit of $66.3 million of paid losses on $40.8 million of stated net reserves as of June 30, 2022, relating to accident years 2019 and prior. This covers substantially all of the commercial liability lines underwritten by the Company. Within the aggregate limit, there is a $5.5 million loss corridor in which the Company retains losses in excess of $40.8 million. Fleming Re is then responsible to cover paid losses in excess of $46.3 million up to $66.3 million. Accordingly, there is $20.0 million of adverse development cover for accident years 2019 and prior. Under the agreement, Fleming Re was paid $40.8 million for stated net reserves as of June 30, 2022, plus a one-time risk fee of $5.4 million. Recoverables due to the Company under this agreement are recorded as reinsurance recoverables. The agreement is between CIC and WPIC and Fleming Re.

As of June 30, 2023, the Company has recorded losses through the $5.5 million corridor and $4.6 million into the $20.0 million layer. As of December 31, 2022, the Company recorded losses through the $5.5 million corridor and $644,000 into the $20.0 million layer.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023.

Executive Overview

The Company reported $44.7 million of gross written premiums in the second quarter of 2023, representing a 19.4% increase as compared to the same period in 2022. Our commercial lines gross written premiums increased by $2.7 million, or 8.4%, to $34.8 million in the second quarter of 2023, compared to $32.1 million for the same period in 2022. Personal lines gross written premiums increased by $4.6 million, or 85.6%, to $9.9 million in the second quarter of 2023, compared to $5.3 million for the same period in 2022.

The Company reported $80.9 million of gross written premiums for the six months ended June 30, 2023, compared to $70.4 million for the same period in 2022.

The Company reported a net loss of $4.7 million, or $0.39 per share, and a net loss of $3.7 million, or $0.31 per share, for the three and six months ended June 30, 2023, respectively. The Company reported a net loss of $8.4 million, or $0.86 per share, and a net loss of $11.3 million, or $1.16 per share, for the three and six months ended June 30, 2022, respectively.

Adjusted operating loss per share is a non-GAAP measure that represent net loss allocable to common shareholders excluding net realized investment gains or losses, other gains or losses, and changes in fair value of equity securities; all net of tax. Adjusted operating loss was $4.7 million, or $0.39 per share, for the three months ended June 30, 2023. Adjusted operating loss was $4.4 million, or $0.36 per share, for the six months ended June 30, 2023. Adjusted operating loss was $7.3 million, or $0.75 per share, for the three months ended June 30, 2022. Adjusted operating loss was $10.4 million, or $1.07 per share for the six months ended June 30, 2022.

Our underwriting combined ratio was 120.9% and 110.5% for the three and six months ended June 30, 2023, compared to 129.2% and 121.0% for the three and six months ended June 30, 2022.

Results of Operations For The Three Months Ended June 30, 2023 and 2022

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Gross written premiums	$44,674	$37,418	$7,256	19.4%

Net written premiums	$29,328	$27,266	$2,062	7.6%

Net earned premiums	$23,183	$24,576	$(1,393)	(5.7)%
Other income	398	663	(265)	(40.0%)
Losses and loss adjustment expenses, net	19,319	22,251	(2,932)	(13.2)%
Policy acquisition costs	4,413	5,725	(1,312)	(22.9)%
Operating expenses	5,114	4,470	644	14.4%
Underwriting gain (loss)	(5,265)	(7,207)	1,942	*
Net investment income	1,354	564	790	140.1%
Net realized investment gains (losses)	—	(1,436)	1,436	*
Change in fair value of equity securities	(12)	317	(329)	(103.8)%
Other gains (losses)	—	(1)	1	*
Interest expense	820	727	93	12.8%
Income (loss) before equity earnings in Affiliate, net of tax	(4,743)	(8,490)	3,747	*
Equity earnings (loss) in Affiliate, net of tax	4	93	(89)	*
Income tax expense	—	2	(2)	*
Net income (loss)	$(4,739)	$(8,399)	$3,660	*

Book value per common share outstanding	$1.38	$1.75

Underwriting Ratios:
Loss ratio (1)	83.0%	90.2%
Expense ratio (2)	37.9%	39.0%
Combined ratio (3)	120.9%	129.2%
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

Our premiums are presented below for the three months ended June 30, 2023 and 2022 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Gross written premiums
Commercial lines	$34,761	$32,076	$2,685	8.4%
Personal lines	9,913	5,342	4,571	85.6%
Total	$44,674	$37,418	$7,256	19.4%

Net written premiums
Commercial lines	$20,485	$22,386	$(1,901)	(8.5)%
Personal lines	8,843	4,880	3,963	81.2%
Total	$29,328	$27,266	$2,062	7.6%

Net earned premiums
Commercial lines	$17,487	$20,784	$(3,297)	(15.9)%
Personal lines	5,696	3,792	1,904	50.2%
Total	$23,183	$24,576	$(1,393)	(5.7)%

Gross written premiums increased $7.3 million, or 19.4%, to $44.7 million for the three months ended June 30, 2023, as compared to $37.4 million for the same period in 2022.

Commercial lines gross written premiums increased $2.7 million, or 8.4%, to $34.8 million in the second quarter of 2023, as compared to $32.1 million for the second quarter of 2022. The increased gross written premiums were due to $4.1 million of quarter-over-quarter premium growth in the Company's small business programs. This increase was offset by a $1.4 million quarter-over-quarter decrease in the Company's hospitality programs.

Personal lines gross written premiums increased $4.6 million, or 85.6%, to $9.9 million in the second quarter of 2023, as compared to $5.3 million for the same period in 2022. The increased gross written premiums were primarily due to $2.6 million of quarter-over-quarter premium growth in the Company’s low-value dwelling book of business as we continue to expand in Texas and Oklahoma.

Net written premiums increased $2.1 million, or 7.6%, to $29.3 million for the three months ended June 30, 2023, as compared to $27.3 million for the same period in 2022. Commercial lines net written premiums decreased due to more ceded premiums as a result of a higher reinsurance costs and the Company entered into a new quota share reinsurance agreement, effective January 1, 2023. The new quota share treaty applies to a subset of our commercial business that represents approximately 9.4% of our gross written premiums in the second quarter of 2023. The Company ceded $1.7 million of written premium related to this quota share reinsurance agreement during the second quarter of 2023.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies. Other income decreased by $265,000, or 40.0%, to $398,000 for the three months ended June 30, 2023, compared to $663,000 for the same period in 2022. The decrease was due to the Company's Wholesale Agency business revenue decreasing by $470,000, or 44.2%, to $594,000 for three months ended June 30, 2023, compared to $1.1 million for the same period in 2022. A majority of the decrease in Wholesale Agency revenue was because of the business contributed to SSU, which was then deconsolidated as of December 31, 2022, and thus not reflected in the Company's consolidated income.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended June 30, 2023 and 2022 (dollars in thousands):

Three months ended June 30, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$12,710	$6,087	$18,797
Net (favorable) adverse development	887	(365)	522
Calendar year net losses and LAE	$13,597	$5,722	$19,319

Accident year loss ratio	72.5%	106.5%	80.8%
Net (favorable) adverse development	5.0%	(6.4)%	2.2%
Calendar year loss ratio	77.5%	100.1%	83.0%

Three months ended June 30, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$10,650	$2,077	$12,727
Net (favorable) adverse development	9,256	268	9,524
Calendar year net losses and LAE	$19,906	$2,345	$22,251

Accident year loss ratio	51.1%	54.4%	51.6%
Net (favorable) adverse development	44.4%	7.0%	38.6%
Calendar year loss ratio	95.5%	61.4%	90.2%

Net losses and LAE decreased by $3.0 million, or 13.2%, to $19.3 million during the second quarter of 2023, compared to $22.3 million for the same period in 2022. The decrease in losses was mainly driven by a $9.0 million decrease in adverse development in 2023 as compared to 2022. The decrease was partially offset by increases in current accident year losses mostly driven by storm activity in the southwest. The current accident year losses for the quarter included approximately $1.0 million and $4.5 million of commercial lines and personal lines losses, respectively, which were a result of storm activity.

There was $2.2 million of adverse development in accident years 2019 and prior that was covered under the LPT. Of the $522,000 of adverse development, net of the LPT, the majority stemmed from loss emergence in the hospitality liability coverages in the 2022 accident year that was higher than expected.

Net losses and LAE were $22.3 million during the second quarter of 2022. Of the $9.5 million of adverse development that occurred for the three months ended June 30, 2022, 4.3 million, $3.6 million, and $1.6 million of the development occurred in the 2018 and prior, 2019 and 2020 accident years, respectively.

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

The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2023	2022
Commercial Lines
Policy acquisition costs	16.9%	21.2%
Operating expenses	20.5%	16.8%
Total	37.4%	38.0%
Personal Lines
Policy acquisition costs	25.4%	32.0%
Operating expenses	13.8%	12.7%
Total	39.2%	44.7%
Total Underwriting
Policy acquisition costs	19.0%	22.8%
Operating expenses	18.9%	16.2%
Total	37.9%	39.0%

Our expense ratio decreased by 1.1% during the second quarter of 2023, compared to the same period in 2022.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income decreased by 3.8%, from 22.8% in the second quarter of 2022, to 19.0% for the same period in 2023. The decrease was primarily related to additional ceding commissions, which reduces commission expense, as a result of the new quota share reinsurance treaty mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 2.7% during the second quarter of 2023 to 18.9%, compared to 16.2% for the same period in 2022. The main reason for the increase was due to a combination of some higher non-recurring expenses and lower net earned premiums as a result of the increased reinsurance costs.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended June 30, 2023 and 2022 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended June 30,
	2023	2022	$ Change
Commercial Lines	$(2,620)	$(6,973)	$4,353
Personal Lines	(2,248)	(234)	(2,014)
Total Underwriting	(4,868)	(7,207)	2,339
Wholesale Agency	(120)	20	(140)
Corporate	(283)	(57)	(226)
Eliminations	6	37	(31)
Total segment gain (loss)	$(5,265)	$(7,207)	$1,942

Results of Operations For The Six Months Ended June 30, 2023 and 2022

The following table summarizes our operating results for the periods indicated (dollars in thousands):

	Six months ended June 30,
	2023	2022	$ Change	% Change
Gross written premiums	$80,888	$70,382	$10,506	14.9%

Net written premiums	$47,670	$45,287	$2,383	5.3%

Net earned premiums	$45,135	$48,531	$(3,396)	(7.0)%
Other income	1,024	1,361	(337)	(24.8)%
Losses and loss adjustment expenses, net	33,032	40,269	(7,237)	(18.0)%
Policy acquisition costs	9,134	11,189	(2,055)	(18.4)%
Operating expenses	9,393	8,630	763	8.8%
Underwriting gain (loss)	(5,400)	(10,196)	4,796	47.0%
Net investment income	2,661	1,071	1,590	148.5%
Net realized investment gains (losses)	—	(1,505)	1,505	*
Change in fair value of equity securities	682	597	85	14.2%
Other gains	—	(6)	6	*
Interest expense	1,506	1,438	68	4.7%
Income (loss) before equity earnings in Affiliate and income taxes	(3,563)	(11,477)	7,914	*
Equity earnings in Affiliate, net of tax	(175)	169	(344)	*
Income tax expense	—	(39)	39	*
Net income (loss)	$(3,738)	$(11,269)	$7,531	*

Book value per common share outstanding	$1.38	$1.75

Underwriting Ratios:
Loss ratio (1)	72.9%	82.7%
Expense ratio (2)	37.6%	38.3%
Combined ratio (3)	110.5%	121.0%

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

Our premiums are presented below for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six months ended June 30,
	2023	2022	$ Change	% Change
Gross written premiums
Commercial lines	$63,736	$60,662	$3,074	5.1%
Personal lines	17,152	9,720	7,432	76.5%
Total	$80,888	$70,382	$10,506	14.9%
Net written premiums
Commercial lines	$32,726	$36,726	$(4,000)	(10.9)%
Personal lines	14,944	8,561	6,383	74.6%
Total	$47,670	$45,287	$2,383	5.3%
Net earned premiums
Commercial lines	$34,610	$41,308	$(6,698)	(16.2)%
Personal lines	10,525	7,223	3,302	45.7%
Total	$45,135	$48,531	$(3,396)	(7.0)%

Gross written premiums increased $10.5 million, or 14.9%, to $80.9 million for the six months ended June 30, 2023, as compared to $70.4 million for the same period in 2022.

Commercial lines gross written premiums increased $3.0 million, or 5.1%, to $63.7 million for the six months ended June 30, 2023, as compared to $60.7 million in the same period of 2022. The increase was due to $6.3 million of premium growth in the Company’s small business programs, partially offset by a $3.2 million reduction of gross written premium in the Company’s hospitality programs.

Personal lines gross written premiums increased $7.4 million, or 76.5%, to $17.2 million for the six months ended June 30, 2023, as compared to $9.7 million for the same period in 2022. The increased gross written premiums were due to $4.4 million of premium growth in the Company’s low-value dwelling book of business.

Net written premiums increased $2.4 million, or 5.3%, to $47.7 million for the six months ended June 30, 2023, as compared to $45.3 million for the same period in 2022. The increase was due to a $6.4 million increase in the Company's personal lines of business. This increase was offset by a $4.0 million decrease in the Company's commercial lines. Commercial lines net written premiums decreased due to more ceded premiums as a result of a higher reinsurance cost and the Company entered into a new quota share reinsurance agreement, effective January 1, 2023. The new quota share treaty applies to a subset of our commercial business that represents approximately 11.3% of our gross written premiums for the six months ended June 30, 2023. The Company ceded $7.0 million of written premium related to this quota share reinsurance agreement for the six months ended June 30, 2023.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies. Other income decreased by $337,000, or 24.8%, to $1.0 million, for the six months ended June 30, 2023, compared to $1.4 million for the same period in 2022. The decrease was due to the Company's Wholesale Agency business revenue decreasing by $703,000, or 32.3%, to $1.5 million for six months ended June 30, 2023, compared to $2.2 million for the same period in 2022. A majority of the decrease in Wholesale Agency revenue was because of the business contributed to SSU, which was then deconsolidated as of December 31, 2022, and thus not reflected in the Company's consolidated income.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the six months ended June 30, 2023 and 2022(dollars in thousands).

Six months ended June 30, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$24,075	$9,648	$33,723
Net (favorable) adverse development	69	(760)	(691)
Calendar year net losses and LAE	$24,144	$8,888	$33,032

Accident year loss ratio	69.3%	91.3%	74.4%
Net (favorable) adverse development	0.2%	(7.2)%	(1.5)%
Calendar year loss ratio	69.5%	84.1%	72.9%

Six months ended June 30, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$21,520	$3,704	$25,224
Net (favorable) adverse development	14,996	49	15,045
Calendar year net losses and LAE	$36,516	$3,753	$40,269

Accident year loss ratio	52.0%	51.1%	51.8%
Net (favorable) adverse development	36.1%	0.6%	30.9%
Calendar year loss ratio	88.1%	51.7%	82.7%

Net losses and LAE decreased by $7.3 million, or 18.0%, to $33.0 million for the six months ended June 30, 2023, compared to $40.3 million for the same period in 2022. The decrease in losses was driven by $691,000 of net favorable development from prior accident years as compared to $15.0 million of adverse development for the first six months of 2022. This decrease was partially offset by the current quarter's storm losses described above.

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

The table below provides the expense ratio by major component.

	Six months ended June 30,
	2023	2022
Commercial Lines
Policy acquisition costs	17.7%	21.1%
Operating expenses	19.1%	16.1%
Total	36.8%	37.2%
Personal Lines
Policy acquisition costs	26.9%	31.9%
Operating expenses	13.1%	12.2%
Total	40.0%	44.1%
Total Underwriting
Policy acquisition costs	19.9%	22.8%
Operating expenses	17.7%	15.5%
Total	37.6%	38.3%

Our expense ratio decreased 0.7% during the first six months of 2023, compared to the same period in 2022.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income decreased by 2.9%, from 22.8% in the first six months of 2022, to 19.9% for the same period in 2022. The decrease was primarily related to additional ceding commissions, which reduces commission expense, as a result of the new quota share reinsurance treaty mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 2.2% to 17.7% for the six months ended June 30, 2023, as compared to 15.5% for the same period in 2022. The operating expense ratios are higher primarily due to increased reinsurance costs which have lowered net earned premiums.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six months ended June 30,
	2023	2022	$ Change
Commercial Lines	$(2,216)	$(10,506)	$8,290
Personal Lines	(2,543)	300	(2,843)
Total Underwriting	(4,759)	(10,206)	5,447
Wholesale Agency	(141)	82	(223)
Corporate	(518)	(215)	(303)
Eliminations	18	143	(125)
Total segment gain (loss)	$(5,400)	$(10,196)	$4,796

Liquidity and Capital Resources

Sources and Uses of Funds

At June 30, 2023, the Company had $58.3 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

On August 8, 2023, the Company closed on the issuance of new public debt (the “New Notes”) both through an exchange offering of the existing debt as well as an offering to new participants. This new public debt has substantially the same terms as the existing Notes other than the new interest rate is at 9.75% and the new maturity is September 30, 2028. The Company raised $7.2 million net of $691,000 of debt issuance costs.

Management had previously anticipated that the proceeds from the public debt offering and the potential sale of certain assets would be sufficient sources of liquidity to fund repayment of the $24.4 million of existing Notes which become due on September 30, 2023. Based on a current assessment of available sources of liquidity available to repay the Notes, the Company will need to seek additional sources of cash in order to have sufficient resources to repay the Notes by maturity. This circumstance has presented additional challenges on the Company's short-term liquidity. As of the filing of this 10-Q, the Company has $12.5 million of cash on hand available to repay the existing Notes. The Company anticipates a current liquidity shortfall of approximately $12.2 million.

In order to alleviate any concern as to whether the Company will have enough funds to pay off the existing Notes, certain members of the Company’s board of directors have committed to fund up to $12.5 million in capital in the form of debt or equity financing, or a combination thereof which would be applied directly to paying down the existing Notes. Management also continues to pursue other initiatives, including asset sales, refinancing of other existing debt or private capital raises that may produce sufficient cash to pay off all or a portion of the existing Notes. The success of any such other initiatives may reduce the amount required to be funded by the board members. Management believes these sources of potential liquidity will provide adequate cash resources to fund repayment of the debt by their scheduled maturity of September 30, 2023.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our operating liquidity needs and the needs of our subsidiaries over the next twelve months. With the expected execution of management’s plans discussed above, plus the commitment of certain board members to provide additional funding needed to pay of the existing Notes, we believe we will repay the existing Notes on time and meet our other capital needs over the next twelve months.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. No dividends were paid from our Insurance Company Subsidiaries during the six months ended June 30, 2023 and 2022.

Cash Flows

Operating Activities. Cash used in operating activities for the six months ended June 30, 2023 was $1.4 million compared to $15.5 million for the same period in 2022. The $14.1 million decrease in cash used in operating activities was primarily due a $9.9 million increase in net written premiums received, and a $12.3 million decrease in net losses paid during the period. These amounts were partially offset by a $6.1 million increase in cash paid to reinsurers during the first six months of 2023, compared to the same period in 2022.

Investing Activities. Cash used by investing activities for the six months ended June 30, 2023 was $7.8 million, compared to $13.7 million of cash provided by investing activities for the same period in 2022. The $21.5 million decrease in cash provided by investing activities was driven by a $42.5 million decrease in proceeds from sales of investments. This was partially offset by $31.2 million decrease in purchases of investments during the first six months of 2023.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2023 was $0 compared to $5.0 million in the same period of 2022. The Company has not received any proceeds from common equity during the first six months of 2023. The Company received proceeds of $5.0 million of common equity during the first six months of 2022.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $53.3 million and $59.9 million at June 30, 2023 and December 31, 2022, respectively.

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

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(4,739)	$(8,399)	$(3,738)	$(11,269)
Exclude:
Net realized investment gains (losses), net of tax	—	(1,436)	—	(1,505)
Other gains (losses), net of tax	—	(1)	—	(6)
Change in fair value of equity securities, net of tax	(12)	317	682	597
Adjusted operating income (loss)	$(4,727)	$(7,279)	$(4,420)	$(10,355)

Weighted average common shares diluted	12,220,331	9,712,602	12,218,102	9,710,223
Diluted income (loss) per common share:
Net income (loss)	$(0.39)	$(0.86)	$(0.31)	$(1.16)
Exclude:
Net realized investment gains (losses), net of tax	—	(0.14)	—	(0.15)
Other gains (losses), net of tax	—	—	—	—
Change in fair value of equity securities, net of tax	—	0.03	0.05	0.06
Adjusted operating income (loss) per share	$(0.39)	$(0.75)	$(0.36)	$(1.07)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2023. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At June 30, 2023, the fair value of our investment portfolio, excluding cash and cash equivalents, was $147.9 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of June 30, 2023 and December 31, 2022 was 3.1 and 3.5 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of June 30, 2023. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of June 30, 2023	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$137,263	$(8,297)	(5.70)%	(49.22)%
100 basis point increase	141,251	(4,309)	(2.96)%	(25.56)%
No change	145,560	—	—	—
100 basis point decrease	150,203	4,643	3.19%	27.55%
200 basis point decrease	155,152	9,592	6.59%	56.90%

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

At June 30, 2023, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $74.8 million. We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2023. Based on such evaluations, the Co-Chief Executive Officers and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Co-Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2023, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

On August 8, 2023, the Company closed on the issuance of new public debt (the “New Notes”) both through an exchange offering of the existing debt as well as an offering to new participants. This new public debt has substantially the same terms as the existing Notes other than the new interest rate is at 9.75% and the new maturity is September 30, 2028. The Company raised $7.2 million net of $691,000 of debt issuance costs.

The $24.4 million existing Notes come due on September 30, 2023. Net of the $7.2 million raised, above, plus another $5.0 million that the company has on hand that is available to pay down the existing Notes, as of the filing of this 10-Q, the Company needs to raise an additional $12.2 million to be able to pay down the existing Notes. In order to alleviate any concern as to whether the Company will have enough funds to pay off the existing Notes, certain members of the Company’s board of directors have pledged to fund up to $12.5 million in capital which would be applied directly to paying down the existing Notes. Management also has other initiatives, including asset sales, refinancing of other existing debt or private capital raises that may produce sufficient cash to pay off all or a portion of the existing Notes. The success of any such other initiatives may reduce the amount required to be funded by the board members. See Note 7 ~ Debt for further details.

There is a risk the Company will not be able to repay the Notes in full before they mature on September 30, 2023.

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

Dated: August 9, 2023