Form 10-Q
period 2023-09-30
Conifer Holdings, Inc.
filed 2023-11-13
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37536

Conifer Holdings, Inc.

(Exact name of registrant as specified in its charter)

Michigan	27-1298795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 West Big Beaver Road, Suite 200
Troy, Michigan	48084
(Address of principal executive offices)	(Zip code)

(248) 559-0840

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	CNFR	The Nasdaq Stock Market LLC
9.75% Senior Notes due 2028	CNFRZ	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 10, 2023, was 12,222,881.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $119,499 and $127,119, respectively)	$101,745	$110,201
Equity securities, at fair value (cost of $2,387 and $1,905, respectively)	2,345	1,267
Short-term investments, at fair value	40,523	25,929
Total investments	144,613	137,397

Cash and cash equivalents	14,361	28,035
Premiums and agents' balances receivable, net	24,512	21,802
Receivable from Affiliate	889	1,261
Reinsurance recoverables on unpaid losses	46,766	82,651
Reinsurance recoverables on paid losses	6,959	6,653
Prepaid reinsurance premiums	43,132	16,399
Deferred policy acquisition costs	5,737	10,290
Other assets	6,474	7,862
Total assets	$293,443	$312,350

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$139,214	$165,539
Unearned premiums	78,865	67,887
Reinsurance premiums payable	4,727	6,144
Debt	25,264	33,876
Funds held under reinsurance agreements	26,541	11,084
Accounts payable and accrued expenses	7,041	8,870
Total liabilities	281,652	293,400

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,222,881 and 12,215,849 issued and outstanding, respectively)	98,057	97,913
Accumulated deficit	(67,204)	(60,760)
Accumulated other comprehensive income (loss)	(19,062)	(18,203)
Total shareholders' equity	11,791	18,950
Total liabilities and shareholders' equity	$293,443	$312,350

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue and Other Income
Premiums
Gross earned premiums	$38,150	34,401	$108,457	$100,947
Ceded earned premiums	(14,171)	(9,443)	(39,343)	(27,458)
Net earned premiums	23,979	24,958	69,114	73,489
Net investment income	1,450	860	4,111	1,931
Net realized investment gains (losses)	—	—	—	(1,505)
Change in fair value of equity securities	(87)	(151)	595	446
Gain from sale of renewal rights	2,335	—	2,335	—
Other gains (losses)	—	66	—	60
Other income	439	603	1,463	1,964
Total revenue and other income	28,116	26,336	77,618	76,385

Expenses
Losses and loss adjustment expenses, net	20,911	16,671	53,943	56,940
Policy acquisition costs	4,725	6,230	13,859	17,419
Operating expenses	4,403	4,380	13,796	13,010
Interest expense	855	778	2,361	2,216
Total expenses	30,894	28,059	83,959	89,585

Income (loss) before equity earnings in Affiliate and income taxes	(2,778)	(1,723)	(6,341)	(13,200)
Equity earnings (loss) in Affiliate, net of tax	72	199	(103)	368
Income tax expense (benefit)	—	(1)	—	(40)

Net income (loss)	$(2,706)	$(1,523)	$(6,444)	$(12,792)

Earnings (loss) per common share, basic and diluted	$(0.22)	$(0.14)	$(0.53)	$(1.26)

Weighted average common shares outstanding, basic and diluted	12,222,881	11,101,194	12,219,713	10,178,975

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(2,706)	$(1,523)	$(6,444)	$(12,792)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(2,404)	(4,347)	(859)	(16,641)
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	(2,404)	(4,347)	(859)	(16,641)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	—	—	70
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	—	—	—	70

Other comprehensive income (loss)	(2,404)	(4,347)	(859)	(16,711)

Total comprehensive income (loss)	$(5,110)	$(5,870)	$(7,303)	$(29,503)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at June 30, 2023	12,222,881	$98,013	$(64,498)	$(16,658)	$16,857
Net income (loss)	—	—	(2,706)	—	(2,706)
Stock-based compensation expense	—	44	—	—	44
Other comprehensive income (loss)	—	—	—	(2,404)	(2,404)
Balances at September 30, 2023	12,222,881	$98,057	$(67,204)	$(19,062)	$11,791

Balances at June 30, 2022	9,715,324	$92,799	$(61,348)	$(14,474)	$16,977
Net income (loss)	—	—	(1,523)	—	(1,523)
Issuance of common stock private placement	2,500,000	5,000	—	—	5,000
Stock-based compensation expense	—	58	—	—	58
Other comprehensive income (loss)	—	—	—	(4,347)	(4,347)
Balances at September 30, 2022	12,215,324	$97,857	$(62,871)	$(18,821)	$16,165

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	12,215,849	$97,913	$(60,760)	$(18,203)	$18,950
Net income (loss)	—	—	(6,444)	—	(6,444)
Repurchase of common stock	(1,968)	(3)	—	—	(3)
Issuance of common stock private placement	—	—	—	—	—
Stock-based compensation expense	9,000	147	—	—	147
Other comprehensive income (loss)	—	—	—	(859)	(859)
Balances at September 30, 2023	12,222,881	$98,057	$(67,204)	$(19,062)	$11,791

Balances at December 31, 2021	9,707,817	$92,692	$(50,079)	$(2,110)	$40,503
Net income (loss)	—	—	(12,792)	—	(12,792)
Repurchase of common stock	(1,493)	11	—	—	11
Issuance of common stock private placement	2,500,000	5,000	—	—	5,000
Stock-based compensation expense	9,000	154	—	—	154
Other comprehensive income (loss)	—	—	—	(16,711)	(16,711)
Balances at September 30, 2022	12,215,324	$97,857	$(62,871)	$(18,821)	$16,165

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(6,444)	$(12,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sale of renewal rights	(2,500)	—
Depreciation and amortization	392	306
Amortization of bond premium and discount, net	(736)	292
Net realized investment (gains) losses	—	1,505
Change in fair value of equity securities	(595)	(446)
Stock-based compensation expenses	147	154
Equity loss (earnings) in Affiliate, net of tax	103	(368)
Other (gains) losses	—	93
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(2,534)	(737)
Reinsurance recoverables	35,579	(2,547)
Prepaid reinsurance premiums	(26,733)	(7,032)
Deferred policy acquisition costs	4,553	1,784
Other assets	241	(469)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(26,325)	5,472
Unearned premiums	10,978	2,523
Reinsurance premiums payable	14,024	(1,966)
Accounts payable and other liabilities	(879)	137
Net cash provided by (used in) operating activities	(729)	(14,091)
Cash Flows From Investing Activities
Purchase of investments	(172,143)	(234,620)
Proceeds from maturities and redemptions of investments	7,467	17,638
Proceeds from sales of investments	159,070	237,062
Proceeds from sale of renewal rights	2,500	—
Obligation to SSU	(934)	—
Net cash provided by (used in) investing activities	(4,040)	20,080
Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	5,000
Proceeds from issuance of long-term debt	6,727	—
Repurchase of common stock	(3)	11
Borrowings under line of credit	—	5,000
Borrowings under Federal Home Loan Bank of Indianapolis	—	14,500
Repayment of long-term debt	(13,721)	—
Repayment of borrowings under debt arrangements	—	(5,000)
Debt issuance costs	(1,908)	—
Net cash provided by (used in) financing activities	(8,905)	19,511
Net increase (decrease) in cash	(13,674)	25,500
Cash at beginning of period	28,035	9,913
Cash at end of period	$14,361	$35,413
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,491	$2,196
Income taxes paid (refunded), net	(17)	(12)
Non cash debt activity see Note 8 ~ Debt

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

The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results expected for the year ended December 31, 2023.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which introduces a new process for recognizing credit losses on financial instruments based on expected credit losses. This new standard replaces the incurred loss methodology and the concept of Other-than-Temporary Impairment (or “OTTI”) with an expected credit loss methodology that is sometimes referred to as the Current Expected Credit Loss (CECL) methodology. The guidance applies to Conifer's reinsurance recoverables, premium receivable, and debt securities. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The adoption of ASC 326 did not have a material impact on the Company's financial statements.

Among other updates which management deems to have no material impact, ASC 326 made changes to the accounting for available-for-sale debt securities. At each quarter-end, for available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings.

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

Liquidity and Management's Plans

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. The Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Parent Company is required to pay certain intercompany obligations before December 31, 2023.

In September 2023, the Company repaid its $24.4 million of senior public debt and funded it, in part, with issuing new public debt in the amount of $17.9 million. The Company also refinanced its subordinated debt into a senior secured note, paying down $500,000 of the debt resulting in a remaining $10.0 million of a senior secured note outstanding with a 12.5% interest rate. The changes to the debt structure will result in $1.0 million per year of principal to be paid on the senior secured debt that previously was not required.

Management is anticipating there will be a current potential cash short fall over the next several months. To alleviate any concern as to whether the Company will have enough funds to satisfy its near term obligations, a member of the Company’s board of directors has pledged to fund up to $6.0 million in capital which could be used to fund these obligations or other cash needs. The member’s funding was conditioned on 1) the contribution would be in the form of a preferred stock with a dividend equal to the prime rate plus 2%, and is redeemable at the option of the company in 24 months with a redemption premium of $1.5 million. If the preferred is not redeemed, the preferred will convert into common stock at a price of $1.25 per share. And, 2) the member would have the right to nominate an additional board member.

As a result of this additional capital commitment, management believes that the Parent Company will have adequate cash flow to fund operations, service debt and fund its other obligations going forward through at least November 2024.

2. Sale of Renewal Rights

In September 2023, the Company sold the renewal rights of one of its insurance programs to another insurer for $2.5 million in cash. The program provided mostly liability insurance to the security guard and alarm installation industries. This program produced $41.0 million of gross earned premiums in 2022 and $41.4 million for the nine months ended September 30,

2023. The buyer began writing new and renewal policies for this program as of September 15, 2023. Under a related 100% quota share reinsurance agreement, the Company also ceded $30.9 million of its gross unearned premium in the program to the buyer on September 30, 2023, net of a 27% ceding commission. The Company retained the $22.6 million of the net cash owed to the buyer under a funds withheld provision within the agreement which increased the funds held under reinsurance agreements on the Consolidated Balance Sheets as of September 30, 2023. The funds withheld balance is expected to be paid out over the next four quarters as the ceded unearned premium is earned. The Company incurred $135,000 in expense related to this transaction. As part of this transaction, five claims staff transferred employment to the buyer. The buyer will handle all of the Company’s run-off claims for this program under a related claims administration agreement. The buyer also participated in the Company’s issuance of new public debt by purchasing $5.0 million of the new debt.

3. Investments

Results for reporting periods occurring before January 1, 2023 continue to be reported in accordance with previously applicable U.S. GAAP and note presented under ASC 326, which was adopted by the Company on January 1, 2023. The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three and nine months ended September 30, 2023. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses of $17.8 million as of September 30, 2023, from the Company's available-for-sale securities are due to market conditions and interest rate changes.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at September 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	September 30, 2023
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$6,410	$—	$(272)	$6,138
State and local government	25,016	—	(4,951)	20,065
Corporate debt	34,024	—	(4,898)	29,126
Asset-backed securities	19,956	—	(837)	19,119
Mortgage-backed securities	27,306	—	(6,115)	21,191
Commercial mortgage-backed securities	3,386	—	(138)	3,248
Collateralized mortgage obligations	3,401	—	(543)	2,858
Total debt securities available for sale	$119,499	$—	$(17,754)	$101,745

	December 31, 2022
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$7,833	$—	$(335)	$7,498
State and local government	25,487	1	(4,672)	20,816
Corporate debt	35,347	—	(4,788)	30,559
Asset-backed securities	21,742	—	(1,246)	20,496
Mortgage-backed securities	29,194	—	(5,157)	24,037
Commercial mortgage-backed securities	3,414	—	(186)	3,228
Collateralized mortgage obligations	4,102	—	(535)	3,567
Total debt securities available for sale	$127,119	$1	$(16,919)	$110,201

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2023
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	3	$1,808	$(45)	10	$4,330	$(227)	13	$6,138	$(272)
State and local government	3	1,179	(23)	117	18,686	(4,928)	120	19,865	(4,951)
Corporate debt	—	—	—	66	29,126	(4,898)	66	29,126	(4,898)
Asset-backed securities	—	—	—	24	19,119	(837)	24	19,119	(837)
Mortgage-backed securities	6	39	(2)	63	21,152	(6,113)	69	21,191	(6,115)
Commercial mortgage-backed securities	—	—	—	4	3,248	(139)	4	3,248	(139)
Collateralized mortgage obligations	2	14	—	31	2,844	(542)	33	2,858	(542)
Total debt securities available for sale	14	$3,040	$(70)	315	$98,505	$(17,684)	329	$101,545	$(17,754)

	December 31, 2022
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	8	$3,534	$(135)	5	$3,964	$(200)	13	$7,498	$(335)
State and local government	77	12,966	(2,318)	45	7,147	(2,354)	122	20,113	(4,672)
Corporate debt	27	10,069	(1,373)	42	20,890	(3,415)	69	30,959	(4,788)
Asset-backed securities	6	3,188	(76)	20	17,308	(1,170)	26	20,496	(1,246)
Mortgage-backed securities	57	4,006	(573)	12	20,031	(4,584)	69	24,037	(5,157)
Commercial mortgage-backed securities	4	3,205	(186)	—	—	—	4	3,205	(186)
Collateralized mortgage obligations	26	1,789	(196)	9	1,802	(339)	35	3,591	(535)
Total debt securities available for sale	205	$38,757	$(4,857)	133	$71,142	$(12,062)	338	$109,899	$(16,919)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Debt securities	$1,130	$636	$3,009	$1,814
Equity securities	9	3	27	41
Cash, cash equivalents and short-term investments	360	279	1,244	316
Total investment income	1,499	918	4,280	2,171
Investment expenses	(49)	(58)	(169)	(240)
Net investment income	$1,450	$860	$4,111	$1,931

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Debt securities:
Gross realized gains	$—	$—	$—	$6
Gross realized losses	—	—	—	(155)
Total debt securities	—	—	—	(149)
Equity securities:
Gross realized gains	$—	$—	$—	375
Gross realized losses	—	—	—	(1,731)
Total equity securities	—	—	—	(1,356)
Total net realized investment gains (losses)	$—	$—	$—	$(1,505)

Proceeds from available-for-sale debt securities were $86.1 million and $29.3 million for the nine months ended September 30, 2023 and 2022, respectively.

There were no gross realized gains or losses from the sale of available-for-sale debt securities for the three and nine months ended September 30, 2023. There were no gross realized gains and losses from the sale of available-for-sale debt securities for three months ended September 30, 2022. The gross realized gains and losses from the sale of available-for-sale debt securities for nine months ended September 30, 2022, were $5,000 and $155,000, respectively.

As of September 30, 2023 and 2022, there were $0 of payables from securities purchased, respectively. There were $0 of receivables from securities sold as of September 30, 2023, and 2022, respectively.

The Company's gross unrealized gains related to its equity investments were $507,000 and $0 as of September 30, 2023 and December 31, 2022, respectively. The Company’s gross unrealized losses related to its equity investments were $549,000 and $638,000 as of September 30, 2023 and December 31, 2022, respectively. The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There were no impairments or observable changes in price recorded during 2023 and 2022 related to the Company's equity securities without readily determinable fair value. These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $1.4 million as of September 30, 2023 and $1.8 million as of December 31, 2022.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2023. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,765	$3,712
Due after one year through five years	31,155	28,381
Due after five years through ten years	19,574	15,640
Due after ten years	10,956	7,596
Securities with contractual maturities	65,450	55,329
Asset-backed securities	19,956	19,119
Mortgage-backed securities	27,306	21,191
Commercial mortgage-backed securities	3,386	3,248
Collateralized mortgage obligations	3,401	2,858
Total debt securities	$119,499	$101,745

At September 30, 2023 and December 31, 2022, the Insurance Company Subsidiaries had $7.8 million and $8.0 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At September 30, 2023 and December 31, 2022, the Company had $116.2 million and $95.7 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$6,138	$—	$6,138	$—
State and local government	20,065	—	20,065	—
Corporate debt	29,126	—	29,126	—
Asset-backed securities	19,119	—	19,119	—
Mortgage-backed securities	21,191	—	21,191	—
Commercial mortgage-backed securities	3,248	—	3,248	—
Collateralized mortgage obligations	2,858	—	2,858	—
Total debt securities	101,745	—	101,745	—
Equity Securities	883	126	757	—
Short-term investments	40,523	40,523	—	—
Total marketable investments measured at fair value	$143,151	$40,649	$102,502	$—

Investments measured at NAV:
Investment in limited partnership	1,462
Total assets measured at fair value	$144,613

Liabilities:
Senior unsecured notes *	$17,887	$—	$17,887	$—
Senior secured notes *	10,000	—	—	10,000
Total Liabilities (non-recurring fair value measure)	$27,887	$—	$17,887	$10,000

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$7,498	$—	$7,498	$—
State and local government	20,816	—	20,816	—
Corporate debt	30,559	—	30,559	—
Asset-backed securities	20,496	—	20,496	—
Mortgage-backed securities	24,037	—	24,037	—
Commercial mortgage-backed securities	3,228	—	3,228	—
Collateralized mortgage obligations	3,567	—	3,567	—
Total debt securities	110,201	—	110,201	—
Equity securities	917	160	757	—
Short-term investments	25,929	25,929	—	—
Total marketable investments measured at fair value	$137,047	$26,089	$110,958	$—

Investments measured at NAV:
Investment in limited partnership	350
Total assets measured at fair value	$137,397

Liabilities:
Senior unsecured notes *	$22,430	$—	$22,430	$—
Subordinated notes *	11,300	—	—	11,300
Total Liabilities (non-recurring fair value measure)	$33,730	$—	$22,430	$11,300

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 28% and 19% of the fair value of the total marketable investments measured at fair value as of September 30, 2023 and December 31, 2022, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 72% and 81% of the fair value of the total marketable investments measured at fair value as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, the fair value of the senior secured notes was $10.0 million, which is equal to the face value of the senior secured notes that were issued on September 30, 2023. The senior secured notes were considered a Level 3 liability in the fair value hierarchy as of September 30, 2023. The Company determined the fair value of the senior secured notes based on the fact that the transaction occurred on the same day as the balance sheet date, in an arms-length transaction. The price at this time was deemed to be at fair value.

As of December 31, 2022, the fair value of the subordinated debt reported at amortized cost was considered a Level 3 liability in the fair value hierarchy and is entirely comprised of the Company's Subordinated Notes. In determining the fair value of the Subordinated Notes at December 31, 2022, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the December 31, 2022 U.S. Treasury rates, respectively. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. There were no transfers in or out of Level 3 for the three and nine months ended September 30, 2023 and 2022.

5. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended September 30, 2023 and 2022. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$9,500	$10,747	$10,290	$12,267

Deferred policy acquisition costs	4,292	5,966	12,636	15,635
Amortization of policy acquisition costs	(3,752)	(6,230)	(12,886)	(17,419)
Impact from renewal rights sale	(4,303)	—	(4,303)	—
Net change	(3,763)	(264)	(4,553)	(1,784)

Balance at end of period	$5,737	$10,483	$5,737	$10,483

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gross reserves - beginning of period	$145,004	$140,996	$165,539	$139,085
Less: reinsurance recoverables on unpaid losses	(56,505)	(37,769)	(82,651)	(40,344)
Net reserves - beginning of period	88,499	103,227	82,888	98,741
Add: incurred losses and LAE, net of reinsurance:
Current period	17,281	13,541	51,004	38,765
Prior period	3,630	3,130	2,939	18,175
Total net incurred losses and LAE	20,911	16,671	53,943	56,940
Deduct: loss and LAE payments, net of reinsurance:
Current period	9,194	5,634	18,635	13,313
Prior period	7,768	11,456	25,748	39,560
Total net loss and LAE payments	16,962	17,090	44,383	52,873
Net reserves - end of period	92,448	102,808	92,448	102,808
Plus: reinsurance recoverables on unpaid losses	46,766	41,749	46,766	41,749
Gross reserves - end of period	$139,214	$144,557	$139,214	$144,557

Net losses and LAE increased by $4.2 million, or 25.4%, to $20.9 million during the third quarter of 2023, compared to $16.7 million for the same period in 2022. The increase was attributable to a $3.7 million increase in current accident year losses during the third quarter of 2023, compared to the same period in 2022. There was $2.5 million of additional homeowners loss emergence in the third quarter related to the second quarter storm activity.

The Company’s incurred losses during the three and nine months ended September 30, 2023 included prior-year adverse reserve development of $3.6 million and $2.9 million, respectively. For the quarter, the Company recognized $4.0 million of reserve development in the commercial liability lines of business relating to accident years 2020 through 2022, offset by $414,000 of favorable development in the personal lines segment. For the nine months ended September 30, 2023, the Company recognized $4.1 million of adverse development in the commercial liability lines of business, related to accident years 2020 through 2022, offset by $1.2 million of favorable development in the personal lines segment.

The Company’s incurred losses during the three and nine months ended September 30, 2022 included prior-year adverse reserve development of $3.1 million and $18.2 million, respectively. Of the $3.1 million of adverse development, $2.3 million was related to 2019 and prior accident years and $1.8 million was related to the 2021 accident year. This was offset by $958,000 of favorable development experienced in the 2020 accident year. Of the $3.1 million of adverse development $2.7 million was related to the commercial lines of business, while $381,000 was related to the personal lines of business.

Of the $18.2 million of adverse development for the nine months ended September 30, 2022, $14.3 million was related to 2019 and prior accident years, $2.2 million was related to 2020 accident year, and $1.7 million was related to the 2021 accident year. Of the $18.2 million of adverse development, $17.7 million was related to the commercial lines of business, while $430,000 came from the personal lines of business.

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

On September 30, 2023, the Company entered into a 100% quota share reinsurance agreement with the buyer of the renewal rights described in Note 2 ~ Sale of Renewal Rights. The Company ceded $30.9 million of its gross unearned premiums relating to the security guard and alarm installation program in exchange for a 27% ceding commission.

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

As of September 30, 2023, the Company has recorded losses through the $5.5 million corridor and $4.5 million into the $20.0 million layer. As of December 31, 2022, the Company recorded losses through the $5.5 million corridor and $644,000 into the $20.0 million layer.

As of September 30, 2023, the Consolidated Balance Sheet included $3.5 million of reinsurance recoverables on paid losses related to the LPT, and $13.7 million of reinsurance recoverables on unpaid losses related to the LPT. As of December 31, 2022, the Consolidated Balance Sheet included $3.8 million of reinsurance recoverables on paid losses related to the LPT, and $25.9 million of reinsurance recoverables on unpaid losses related to the LPT.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Written premiums:
Direct	$25,589	$22,682	$77,113	$73,789
Assumed	12,959	10,406	42,323	29,681
Ceded	(32,859)	(9,395)	(66,077)	(34,490)
Net written premiums	$5,689	$23,693	$53,359	$68,980

Earned premiums:
Direct	$24,725	$24,679	$71,637	$73,667
Assumed	13,425	9,722	36,820	27,280
Ceded	(14,171)	(9,443)	(39,343)	(27,458)
Net earned premiums	$23,979	$24,958	$69,114	$73,489

Losses and LAE:
Direct	$13,337	$15,837	$39,876	$46,375
Assumed	7,314	7,225	13,072	26,136
Ceded	260	(6,391)	995	(15,571)
Net Losses and LAE	$20,911	$16,671	$53,943	$56,940

Ceded losses and LAE for the three and nine months ended September 30, 2023, were negative due to a reduction in ceded IBNR during 2023.

8. Debt

As of September 30, 2023, the Company's debt is comprised of two instruments: $17.9 million of publicly traded 9.75% senior unsecured notes (the "new notes") which were issued during the third quarter of 2023, and $10.0 million of privately placed 12.5% senior secured notes, which were issued on September 30, 2023. The new notes have substantially the same terms as the existing notes, except for the coupon. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of September 30, 2023			As of December 31, 2022
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$17,887	$1,679	$16,208	$24,381	$195	$24,186
Senior secured notes	10,000	944	9,056	—	—	—
Subordinated notes	—	—	—	10,500	810	9,690
Total	$27,887	$2,623	$25,264	$34,881	$1,005	$33,876

Note extinguishment and new issuance

The Company extinguished all $24.4 million of its 6.75% senior unsecured notes (the “old notes”) which matured on September 30, 2023, by paying off $13.2 million in cash and exchanging $11.2 million for the new notes. The new notes have substantially the same terms as the existing notes, except for the coupon.

In August and September of 2023, the Company raised $6.7 million in cash under and S-1 registration statement for the new notes.

Non-cash Exchange: The Company also raised $6.2 million under an S-4 registration statement exchange offering for the new notes and Company's lender of its subordinated notes also exchanged its $5.0 million holding of the Company's old notes for $5.0 million of the new notes under the S-1 registration statement. As such, there was a non-cash exchange of $11.2 million of old notes for new notes. The remaining $6.5 million of cash needed to pay down the old notes was provided with cash on hand.

Senior unsecured notes

The Company issued $17.9 million of new notes during the third quarter of 2023. The new notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the new notes, in whole or in part, at face value at any time after September 30, 2025.

Senior secured notes

The Company paid down $500,000 of principal on its subordinated notes on September 29, 2023. The Company then restructured its existing $10.0 million of subordinated notes to senior secured notes with its lender as of September 30, 2023. The senior secured notes mature on September 30, 2028. The senior secured notes bear an interest rate of 12.5% per annum. Interest is payable quarterly at the end of March, June, September, and December. The senior secured notes require $250,000 of principal payments quarterly starting on December 31, 2023 through September 30, 2028. The Company may redeem the senor secured notes, in whole or in part, for a call premium of $1.8 million less 22% of the interest payment amounts that were paid prior to the date of redemption. The Company accounted for this debt restructuring as a modification because there was no concession made to the lender.

The Company incurred $173,000 of restructuring costs from the lender related to the senior secured notes. These costs were capitalized as debt issuance costs as of September 30, 2023.

As of September 30, 2023, the carrying value of the new notes and the senior secured notes are offset by $1.7 million and $944,000, respectively, by capitalized debt issuance costs. The debt issuance costs will be amortized through interest expense over the life of the loans.

The senior secured notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. As of September 30, 2023, the Company was in compliance with all of its financial covenants. The senior secured notes also require that any net proceeds the Company receives from asset sales be used to pay down the principal.

The following table shows the scheduled principal payments of the Company's debt as of September 30, 2023 (dollars in thousands):

Year	Senior unsecured notes	Senior secured notes
2023	$250	$—
2024	1,000	—
2025	1,000	—
2026	1,000	—
2027	1,000	—
2028	5,750	17,887
Total	$10,000	$17,887

9. Shareholder’s Equity

On August 10, 2022, the Company issued $5.0 million of equity through a private placement for 2,500,000 shares priced at $2.00 per share. The participants in the private placement consisted of members of the Company's Board of Directors. The Company used the proceeds for growth capital in the Company's specialty core business segments.

For the three months ended September 30, 2023 and 2022, the Company had no restricted stock units vest, and made no repurchases of stock related to the vesting of the Company's restricted stock units. For the nine months ended September 30, 2023 and 2022, the Company had 1,968 and 1,493 shares of stock valued at approximately $3,000 and $3,000, respectively. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

As of September 30, 2023 and December 31, 2022, the Company had 12,222,881 and 12,215,849 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

10. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(2,706)	$(1,523)	$(6,444)	$(12,792)

Weighted average common shares, basic and diluted *	12,222,881	11,101,194	12,219,713	10,178,975

Earnings (loss) per common share, basic and diluted	$(0.22)	$(0.14)	$(0.53)	$(1.26)

* The non-vested shares of the restricted stock units and stock options were anti-dilutive as of September 30, 2023 and 2022. Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended September 30, 2023 and 2022.

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

The Company recorded $0 and $14,000 of compensation expense related to the RSUs for the three months ended September 30, 2023 and 2022, respectively. The Company recorded $17,000 and $43,000 of compensation expense related to the RSUs for the nine months ended September 30, 2023 and 2022, respectively. There were no unvested RSUs remaining as of September 30, 2023.

The Company recorded $44,000 of compensation expense related to the stock options for the three months ended September 30, 2023 and 2022. The Company recorded $130,000 and $111,000 of compensation expense related to the stock options for the nine months ended September 30, 2023 and 2022, respectively. There were 604,000 unvested options as of September 30, 2023, which will generate an estimated future expense of $508,000 through February 2027.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the co-chief operating decision makers in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s co-chief operating decision makers, the Co-Chief Executive Officers, review a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Texas, Oklahoma and California. For the nine months ended September 30, 2023 and

2022, gross written premiums attributable to these four states were 56.6% and 54.0%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended September 30, 2023	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$28,492	$10,056	$38,548	$—	$—	$—	$38,548

Net written premiums	$(3,155)	$8,844	$5,689	$—	$—	$—	$5,689

Net earned premiums	$17,315	$6,664	$23,979	$—	$—	$—	$23,979
Other income	61	24	85	589	24	(259)	439
Segment revenue	17,376	6,688	24,064	589	24	(259)	24,418

Losses and LAE, net	15,424	5,487	20,911	—	—	—	20,911
Policy acquisition costs	2,583	1,813	4,396	606	—	(277)	4,725
Operating expenses	2,928	845	3,773	310	320	—	4,403
Segment expenses	20,935	8,145	29,080	916	320	(277)	30,039

Segment gain (loss)	$(3,559)	$(1,457)	$(5,016)	$(327)	$(296)	$18	$(5,621)
Investment income					1,450		1,450
Change in fair value of equity securities					(87)		(87)
Gain from sale of renewal rights					2,335		2,335
Other gains (losses)					—		—
Interest expense					(855)		(855)
Income (loss) before equity earnings in Affiliate and income taxes	$(3,559)	$(1,457)	$(5,016)	$(327)	$2,547	$18	$(2,778)

Three months ended September 30, 2022	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$27,635	$5,453	$33,088	$—	$—	$—	$33,088

Net written premiums	$18,730	$4,963	$23,693	$—	$—	$—	$23,693

Net earned premiums	$20,789	$4,169	$24,958	$—	$—	$—	$24,958
Other income	57	26	83	793	113	(386)	603
Segment revenue	20,846	4,195	25,041	793	113	(386)	25,561

Losses and LAE, net	13,348	3,323	16,671	—	—	—	16,671
Policy acquisition costs	4,950	1,214	6,164	498	—	(432)	6,230
Operating expenses	3,297	519	3,816	245	319	—	4,380
Segment expenses	21,595	5,056	26,651	743	319	(432)	27,281

Segment gain (loss)	$(749)	$(861)	$(1,610)	$50	$(206)	$46	$(1,720)
Investment income					860		860
Change in fair value of equity securities					(151)		(151)
Other gains (losses)					66		66
Interest expense					(778)		(778)
Income (loss) before equity earnings in Affiliate and income taxes	$(749)	$(861)	$(1,610)	$50	$(209)	$46	$(1,723)

Nine months ended September 30, 2023	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$92,228	$27,208	$119,436	$—	$—	$—	$119,436

Net written premiums	$29,571	$23,788	$53,359	$—	$—	$—	$53,359

Net earned premiums	$51,925	$17,189	$69,114	$—	$—	$—	$69,114
Other income	169	70	239	2,062	170	(1,008)	1,463
Segment revenue	52,094	17,259	69,353	2,062	170	(1,008)	70,577

Losses and LAE, net	39,568	14,375	53,943	—	—	—	53,943
Policy acquisition costs	8,745	4,655	13,400	1,503	—	(1,044)	13,859
Operating expenses	9,556	2,229	11,785	1,027	984	—	13,796
Segment expenses	57,869	21,259	79,128	2,530	984	(1,044)	81,598

Segment gain (loss)	$(5,775)	$(4,000)	$(9,775)	$(468)	$(814)	$36	$(11,021)
Investment income					4,111		4,111
Change in fair value of equity securities					595		595
Gain from sale of renewal rights					2,335		2,335
Other gains (losses)					—		—
Interest expense					(2,361)		(2,361)
Income (loss) before equity earnings in Affiliate and income taxes	$(5,775)	$(4,000)	$(9,775)	$(468)	$3,866	$36	$(6,341)

Nine months ended September 30, 2022	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$88,297	$15,173	$103,470	$—	$—	$—	$103,470

Net written premiums	$55,456	$13,524	$68,980	$—	$—	$—	$68,980

Net earned premiums	$62,097	$11,392	$73,489	$—	$—	$—	$73,489
Other income	195	58	253	2,969	407	(1,665)	1,964
Segment revenue	62,292	11,450	73,742	2,969	407	(1,665)	75,453

Losses and LAE, net	49,864	7,076	56,940	—	—	—	56,940
Policy acquisition costs	13,717	3,530	17,247	2,026	—	(1,854)	17,419
Operating expenses	9,966	1,405	11,371	811	828	—	13,010
Segment expenses	73,547	12,011	85,558	2,837	828	(1,854)	87,369

Segment gain (loss)	$(11,255)	$(561)	$(11,816)	$132	$(421)	$189	$(11,916)
Investment income					1,931		1,931
Net realized investment gains (losses)					(1,505)		(1,505)
Change in fair value of equity securities					446		446
Other gains (losses)					60		60
Interest expense					(2,216)		(2,216)
Income (loss) before equity earnings in Affiliate and income taxes	$(11,255)	$(561)	$(11,816)	$132	$(1,705)	$189	$(13,200)

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2023 and 2022

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

Recent Developments

Sale of Renewal Rights

In September 2023, the Company sold the renewal rights of one of its insurance programs to another insurer for $2.5 million in cash. The program provided mostly liability insurance to the security guard and alarm installation industries. This program produced $41.0 million of gross earned premiums in 2022 and $41.4 million for the nine months ended September 30, 2023. The buyer began writing new and renewal policies for this program as of September 15, 2023. Under a related 100% quota share reinsurance agreement, the Company also ceded $30.9 million of its gross unearned premium in the program to the buyer on September 30, 2023, net of a 27% ceding commission. The Company retained the $22.6 million of the net cash owed to the buyer under a funds withheld provision within the agreement which increased the funds held under reinsurance agreements on the Consolidated Balance Sheets as of September 30. 2023. The Company incurred $135,000 in expense related to this transaction. As part of this transaction, five claims staff transferred employment to the buyer. The buyer will handle all of the Company’s run-off claims for this program under a related claims administration agreement. The buyer also participated in the Company’s issuance of new public debt by purchasing $5.0 million of the new debt.

The Company recognized a net gain of $2.3 million, which is reflected in Gain from sale of renewal rights on the Consolidated Statements of Operations.

Debt Restructuring

The Company extinguished all of the $24.4 million of public notes that matured on September 30, 2023. The Company funded this through a combination of newly issued public notes as well as exchanging the maturing notes for new notes. The Company also restructured its $10.5 million subordinated under a new amended and restated agreement in which the Company paid down $500,000 of the outstanding debt, changed the priority to a senior secured position, and changed the maturity from September 30, 2038, to September 30, 2028. There is also a new provision requiring $250,000 quarterly principal payments with the remainder due upon maturity and a requirement that net proceeds from any asset sales be applied against the principal balance of the senior secured notes. See Note 8 ~ Debt for further details.

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

As of September 30, 2023, the Company has recorded losses through the $5.5 million corridor and $4.5 million into the $20.0 million layer. As of December 31, 2022, the Company recorded losses through the $5.5 million corridor and $644,000 into the $20.0 million layer.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023.

Executive Overview

The Company reported $38.5 million of gross written premiums in the third quarter of 2023, representing a 16.5% increase as compared to the same period in 2022. Our commercial lines gross written premiums increased by $857,000, or 3.1%, to $28.5 million in the third quarter of 2023, compared to $27.6 million for the same period in 2022. Personal lines gross written premiums increased by $4.6 million, or 84.4%, to $10.1 million in the third quarter of 2023, compared to $5.5 million for the same period in 2022.

The Company reported $119.4 million of gross written premiums for the nine months ended September 30, 2023, compared to $103.5 million for the same period in 2022.

The Company reported a net loss of $2.7 million, or $0.22 per share, and a net loss of $6.4 million, or $0.53 per share, for the three and nine months ended September 30, 2023, respectively. The Company reported a net loss of $1.5 million, or $0.14 per share, and a net loss of $12.8 million, or $1.26 per share, for the three and nine months ended September 30, 2022, respectively.

Adjusted operating loss per share is a non-GAAP measure that represent net loss allocable to common shareholders excluding net realized investment gains or losses, other gains or losses, and changes in fair value of equity securities; all net of tax. Adjusted operating loss was $5.0 million, or $0.41 per share, for the three months ended September 30, 2023. Adjusted operating loss was $9.4 million, or $0.77 per share, for the nine months ended September 30, 2023. Adjusted operating loss was $1.4 million, or $0.13 per share, for the three months ended September 30, 2022. Adjusted operating loss was $11.8 million, or $1.16 per share for the nine months ended September 30, 2022.

Our underwriting combined ratio was 120.8% and 114.1% for the three and nine months ended September 30, 2023, compared to 106.5% and 116.0% for the three and nine months ended September 30, 2022.

Results of Operations For The Three Months Ended September 30, 2023 and 2022

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Gross written premiums	$38,548	$33,088	$5,460	16.5%

Net written premiums	$5,689	$23,693	$(18,004)	(76.0%)

Net earned premiums	$23,979	$24,958	$(979)	(3.9)%
Other income	439	603	(164)	(27.2%)
Losses and loss adjustment expenses, net	20,911	16,671	4,240	25.4%
Policy acquisition costs	4,725	6,230	(1,505)	(24.2)%
Operating expenses	4,403	4,380	23	0.5%
Underwriting gain (loss)	(5,621)	(1,720)	(3,901)	*
Net investment income	1,450	860	590	68.6%
Change in fair value of equity securities	(87)	(151)	64	42.4%
Gain from sale of renewal rights	2,335	—	2,335	*
Other gains (losses)	—	66	(66)	*
Interest expense	855	778	77	9.9%
Income (loss) before equity earnings in Affiliate, net of tax	(2,778)	(1,723)	(1,055)	*
Equity earnings (loss) in Affiliate, net of tax	72	199	(127)	*
Income tax expense	—	(1)	1	*
Net income (loss)	$(2,706)	$(1,523)	$(1,183)	*

Book value per common share outstanding	$0.96	$1.32

Underwriting Ratios:
Loss ratio (1)	86.9%	66.6%
Expense ratio (2)	33.9%	39.9%
Combined ratio (3)	120.8%	106.5%

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

Our premiums are presented below for the three months ended September 30, 2023 and 2022 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Gross written premiums
Commercial lines	$28,492	$27,635	$857	3.1%
Personal lines	10,056	5,453	4,603	84.4%
Total	$38,548	$33,088	$5,460	16.5%

Net written premiums
Commercial lines	$(3,155)	$18,730	$(21,885)	(116.8)%
Personal lines	8,844	4,963	3,881	78.2%
Total	$5,689	$23,693	$(18,004)	(76.0)%

Net earned premiums
Commercial lines	$17,315	$20,789	$(3,474)	(16.7)%
Personal lines	6,664	4,169	2,495	59.8%
Total	$23,979	$24,958	$(979)	(3.9)%

Gross written premiums increased $5.5 million, or 16.5%, to $38.5 million for the three months ended September 30, 2023, as compared to $33.1 million for the same period in 2022.

Commercial lines gross written premiums increased $857,000, or 3.1%, to $28.5 million in the third quarter of 2023, as compared to $27.6 million for the third quarter of 2022. The increased gross written premiums were due to $2.0 million of quarter-over-quarter premium growth in the Company's small business programs. This increase was offset by a $1.1 million quarter-over-quarter decrease in the Company's hospitality programs.

Personal lines gross written premiums increased $4.6 million, or 84.4%, to $10.1 million in the third quarter of 2023, as compared to $5.5 million for the same period in 2022. The increase was due to the organic growth in the low-value dwelling book of business in Texas and Oklahoma.

Net written premiums decreased $18.0 million, or 76.0%, to $5.7 million for the three months ended September 30, 2023, as compared to $23.7 million for the same period in 2022. As part of the renewal rights sale, the Company ceded to the buyer 100% of its gross unearned premium, or $30.9 million, related to its security guard and alarm installation program as of September 30, 2023. There was $12.3 million of previously ceded written premium relating to other reinsurance treaties that was reversed this quarter so that 100% of the unearned premiums could be ceded to the buyer. As a result, the Company's ceded written premiums increased by $18.6 million during the quarter relating to the renewal rights sale.

Net written premiums in commercial lines, before the impact of the renewal rights transaction, was $15.5 million, or a $3.3 million decrease. This decrease was due, in part, to a 50% quota share reinsurance agreement, effective January 1, 2023 that applies to a subset of our commercial business that represents approximately 10.4% of our gross written premiums in the third quarter of 2023. The Company ceded $1.7 million of written premium related to this quota share reinsurance agreement during the third quarter of 2023. Additional reductions in net written premiums were largely due to increases in reinsurance rates in 2023 as compared to 2022.

Net written premiums in personal lines grew commensurate with the gross written premiums, offset by slightly higher reinsurance rates.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies. Other income decreased by $164,000, or 27.2%, to $439,000 for the three months ended September 30, 2023, compared to $603,000 for the same period in 2022. The decrease was due to the Company's Wholesale Agency business revenue decreasing by $204,000, or 25.7%, to $589,000 for three months ended September 30, 2023, compared to $793,000 for the same period in 2022. A majority of the decrease in Wholesale Agency revenue was because of the business contributed to SSU, which was then deconsolidated as of December 31, 2022, and thus not reflected in the Company's consolidated income.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended September 30, 2023 and 2022 (dollars in thousands):

Three months ended September 30, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,380	$5,901	$17,281
Net (favorable) adverse development	4,044	(414)	3,630
Calendar year net losses and LAE	$15,424	$5,487	$20,911

Accident year loss ratio	65.5%	88.3%	71.9%
Net (favorable) adverse development	23.3%	(6.3)%	15.0%
Calendar year loss ratio	88.8%	82.0%	86.9%

Three months ended September 30, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$10,599	$2,942	$13,541
Net (favorable) adverse development	2,749	381	3,130
Calendar year net losses and LAE	$13,348	$3,323	$16,671

Accident year loss ratio	50.8%	70.1%	54.0%
Net (favorable) adverse development	13.2%	9.1%	12.6%
Calendar year loss ratio	64.0%	79.2%	66.6%

Net losses and LAE increased by $4.2 million, or 25.4%, to $20.9 million during the third quarter of 2023, compared to $16.7 million for the same period in 2022. The increase was attributable to a $3.7 million increase in current accident year losses during the third quarter of 2023, compared to the same period in 2022. There was $2.5 million of additional homeowners loss emergence in the third quarter related to the second quarter storm activity.

The Company’s incurred losses during the three and nine months ended September 30, 2023 included prior-year adverse reserve development of $3.6 million and $2.9 million, respectively. For the quarter, the Company recognized $4.0 million of reserve development in the commercial liability lines of business relating to accident years 2020 through 2022, offset by $414,000 of favorable development in the personal lines segment. For the nine months ended September 30, 2023, the Company recognized $4.1 million of adverse development in the commercial liability lines of business, related to accident years 2020 through 2022, offset by $1.2 million of favorable development in the personal lines segment.

Net losses and LAE were $16.7 million during the third quarter of 2022. Of the $3.1 million of adverse development that occurred for the three months ended September 30, 2022, $2.3 million was related to 2019 and prior accident years and $1.8 million was related to the 2021 accident year. This was offset by $958,000 of favorable development experienced in the 2020 accident year. Of the $3.1 million of adverse development, $2.7 million was related to the commercial lines of business, while $381,000 was related to the personal lines of business.

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

The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2023	2022
Commercial Lines
Policy acquisition costs	14.8%	23.8%
Operating expenses	16.9%	15.8%
Total	31.7%	39.6%
Personal Lines
Policy acquisition costs	27.1%	28.9%
Operating expenses	12.6%	12.4%
Total	39.7%	41.3%
Total Underwriting
Policy acquisition costs	18.2%	24.6%
Operating expenses	15.7%	15.3%
Total	33.9%	39.9%

Our expense ratio decreased by 6.0% during the third quarter of 2023, compared to the same period in 2022.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income decreased by 6.4%, from 24.6% in the third quarter of 2022, to 18.2% for the same period in 2023. The decrease was primarily related to additional ceding commissions, which reduces commission expense, as a result of the new quota share reinsurance treaty mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 0.4% during the third quarter of 2023 to 15.7%, compared to 15.3% for the same period in 2022. The main reason for the increase was due to a combination of some higher non-recurring expenses and lower net earned premiums as a result of the increased reinsurance costs.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended September 30, 2023 and 2022 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended September 30,
	2023	2022	$ Change
Commercial Lines	$(3,559)	$(749)	$(2,810)
Personal Lines	(1,457)	(861)	(596)
Total Underwriting	(5,016)	(1,610)	(3,406)
Wholesale Agency	(327)	50	(377)
Corporate	(296)	(206)	(90)
Eliminations	18	46	(28)
Total segment gain (loss)	$(5,621)	$(1,720)	$(3,901)

Results of Operations For The Nine Months Ended September 30, 2023 and 2022

The following table summarizes our operating results for the periods indicated (dollars in thousands):

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Gross written premiums	$119,436	$103,470	$15,966	15.4%

Net written premiums	$53,359	$68,980	$(15,621)	(22.6)%

Net earned premiums	$69,114	$73,489	$(4,375)	(6.0)%
Other income	1,463	1,964	(501)	(25.5)%
Losses and loss adjustment expenses, net	53,943	56,940	(2,997)	(5.3)%
Policy acquisition costs	13,859	17,419	(3,560)	(20.4)%
Operating expenses	13,796	13,010	786	6.0%
Underwriting gain (loss)	(11,021)	(11,916)	895	7.5%
Net investment income	4,111	1,931	2,180	112.9%
Net realized investment gains (losses)	—	(1,505)	1,505	*
Change in fair value of equity securities	595	446	149	33.4%
Gain from sale of renewal rights	2,335	—	2,335	*
Other gains (losses)	—	60	(60)	*
Interest expense	2,361	2,216	145	6.5%
Income (loss) before equity earnings in Affiliate and income taxes	(6,341)	(13,200)	6,859	*
Equity earnings (loss) in Affiliate, net of tax	(103)	368	(471)	*
Income tax expense	—	(40)	40	*
Net income (loss)	$(6,444)	$(12,792)	$6,348	*

Book value per common share outstanding	$0.96	$1.32

Underwriting Ratios:
Loss ratio (1)	77.8%	77.2%
Expense ratio (2)	36.3%	38.8%
Combined ratio (3)	114.1%	116.0%

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

Our premiums are presented below for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Gross written premiums
Commercial lines	$92,228	$88,297	$3,931	4.5%
Personal lines	27,208	15,173	12,035	79.3%
Total	$119,436	$103,470	$15,966	15.4%
Net written premiums
Commercial lines	$29,571	$55,456	$(25,885)	(46.7)%
Personal lines	23,788	13,524	10,264	75.9%
Total	$53,359	$68,980	$(15,621)	(22.6)%
Net earned premiums
Commercial lines	$51,925	$62,097	$(10,172)	(16.4)%
Personal lines	17,189	11,392	5,797	50.9%
Total	$69,114	$73,489	$(4,375)	(6.0)%

Gross written premiums increased $16.0 million, or 15.4%, to $119.4 million for the nine months ended September 30, 2023, as compared to $103.5 million for the same period in 2022.

Commercial lines gross written premiums increased $3.9 million, or 4.5%, to $92.2 million for the nine months ended September 30, 2023, as compared to $88.3 million in the same period of 2022. The increase was due to $8.3 million of premium growth in the Company’s small business programs, partially offset by a $4.4 million reduction of gross written premium in the Company’s hospitality programs.

Personal lines gross written premiums increased $12.0 million, or 79.3%, to $27.2 million for the nine months ended September 30, 2023, as compared to $15.2 million for the same period in 2022. The increased gross written premiums were due to $7.0 million of premium growth in the Company’s low-value dwelling book of business.

Net written premiums decreased $15.6 million, or 22.6%, to $53.4 million for the nine months ended September 30, 2023, as compared to $69.0 million for the same period in 2022. The Company's gross unearned premium related to its security guard and alarm program was $30.9 million as of September 30, 2023. As part of the Core Specialty transaction, the Company ceded 100% of its gross unearned premium related to its security guard and alarm book of business to Core Specialty as of September 30, 2023. This increased the Company's net ceded written premium by $18.6 million in its commercial lines of business for the nine months ended September 30, 2023. Commercial lines net written premiums further decreased due to more ceded premiums as a result of a higher reinsurance cost and the Company entered into a new quota share reinsurance agreement, effective January 1, 2023. The new 50% quota share treaty applies to a subset of our commercial business that represents approximately 11.0% of our gross written premiums for the nine months ended September 30, 2023. The Company ceded $8.7 million of written premium related to this quota share reinsurance agreement for the nine months ended September 30, 2023.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Commission income is also received by the Company’s insurance agency for writing policies for third-party insurance companies. Other income decreased by $501,000, or 25.5%, to $1.5 million, for the nine months ended September 30, 2023, compared to $2.0 million for the same period in 2022. The decrease was due to the Company's Wholesale Agency business revenue decreasing by $907,000, or 30.6%, to $2.1 million for the nine months ended September 30, 2023, compared to $3.0 million for the same period in 2022. A majority of the decrease in Wholesale Agency revenue was because of the business contributed to SSU, which was then deconsolidated as of December 31, 2022, and thus not reflected in the Company's consolidated income.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the nine months ended September 30, 2023 and 2022(dollars in thousands).

Nine months ended September 30, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$35,455	$15,549	$51,004
Net (favorable) adverse development	4,113	(1,174)	2,939
Calendar year net losses and LAE	$39,568	$14,375	$53,943

Accident year loss ratio	68.1%	90.1%	73.6%
Net (favorable) adverse development	7.9%	(6.8)%	4.2%
Calendar year loss ratio	76.0%	83.3%	77.8%

Nine months ended September 30, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$32,119	$6,646	$38,765
Net (favorable) adverse development	17,745	430	18,175
Calendar year net losses and LAE	$49,864	$7,076	$56,940

Accident year loss ratio	51.6%	58.0%	52.6%
Net (favorable) adverse development	28.4%	3.8%	24.6%
Calendar year loss ratio	80.0%	61.8%	77.2%

Net losses and LAE decreased by $3.0 million, or 5.3%, to $53.9 million for the nine months ended September 30, 2023, compared to $56.9 million for the same period in 2022. The decrease in losses was driven by a $15.2 million decrease in adverse development quarter-over-quarter. This decrease was partially offset by a $12.2 million increase in current accident year losses, driven by the storm losses described above.

For the nine months ended September 30, 2023, the Company recognized $4.1 million of adverse development in the commercial liability lines of business, related to accident years 2020 through 2022, offset by $1.2 million of favorable development in the personal lines segment.

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

The table below provides the expense ratio by major component.

	Nine months ended September 30,
	2023	2022
Commercial Lines
Policy acquisition costs	16.8%	22.0%
Operating expenses	18.3%	16.0%
Total	35.1%	38.0%
Personal Lines
Policy acquisition costs	27.0%	30.8%
Operating expenses	12.9%	12.3%
Total	39.9%	43.1%
Total Underwriting
Policy acquisition costs	19.3%	23.4%
Operating expenses	17.0%	15.4%
Total	36.3%	38.8%

Our expense ratio decreased 2.5% during the first nine months of 2023, compared to the same period in 2022.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income decreased by 4.1%, from 23.4% in the first nine months of 2022, to 19.3% for the same period in 2023. The decrease was primarily related to additional ceding commissions, which reduces commission expense, as a result of the new quota share reinsurance treaty mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 1.6% to 17.0% for the nine months ended September 30, 2023, as compared to 15.4% for the same period in 2022. The operating expense ratios are higher primarily due to increased reinsurance costs which have lowered net earned premiums.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine months ended September 30,
	2023	2022	$ Change
Commercial Lines	$(5,775)	$(11,255)	$5,480
Personal Lines	(4,000)	(561)	(3,439)
Total Underwriting	(9,775)	(11,816)	2,041
Wholesale Agency	(468)	132	(600)
Corporate	(814)	(421)	(393)
Eliminations	36	189	(153)
Total segment gain (loss)	$(11,021)	$(11,916)	$895

Liquidity and Capital Resources

Sources and Uses of Funds

At September 30, 2023, the Company had $54.9 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries on a short-term and long-term basis.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. No dividends were paid from our Insurance Company Subsidiaries during the nine months ended September 30, 2023 and 2022.

On November 2, 2023, CIC purchased $4.0 million of the Company’s new public notes providing another means in which the holding company can source cash. This will be not be reflected as outstanding debt on a consolidated basis.

In September 2023, the Company repaid its $24.4 million of senior public debt and funded it, in part, with issuing new public debt in the amount of $17.9 million with a 9.75% interest rate, or three percentage points higher than the old public notes. This new public debt has a five year term and all other terms and conditions are substantially the same as the old public debt. The Company also refinanced its subordinated debt into a senior secured note, paying down $500,000 of the debt resulting in a remaining $10.0 million of a senior secured note outstanding with a 12.5% interest rate. This rate is five percentage points higher than the historical rate on the subordinated debt of 7.5%. The maturity of the new senior secured note was shortened to five years (maturing on September 30, 2028) from 15 years (maturing on September 30, 2038) and there are now required quarterly principal payments of $250,000 with the balance due at maturity.

The changes to the debt structure will result in $1.0 million per year of principal to be paid on the senior secured debt that previously was not required. And the first year interest payments will be approximately $400,000 greater than with the subordinated debt. The interest payments on the public debt will be approximately $100,000 greater going forward. Management believes that there will be continued sufficient cash flow to the Parent Company to service these additional interest and principal payments.

Parent Company is required to pay certain intercompany obligations before December 31, 2023. Management believes that the Parent Company will have adequate cash flow to fund operations and service debt going forward. However, there is a current potential short fall over the next several months. To alleviate any concern as to whether the Company will have enough funds to satisfy its near term obligations, a member of the Company’s board of directors has pledged to fund up to $6.0 million in capital, by December 15, 2023, which could be used to fund these obligations or other cash needs. The member’s funding was conditioned on 1) the contribution would be in the form of a preferred stock with a dividend equal to the prime rate plus 2%, and is redeemable at the option of the company in 24 months with a redemption premium of $1.5 million. If the preferred is not redeemed, the preferred will convert into common stock at a price of $1.25 per share. And, 2) the member would have the right to nominate an additional board member.

Cash Flows

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2023 was $729,000 compared to $14.1 million for the same period in 2022. The $13.5 million decrease in cash used in operating activities was primarily due a $9.3 million decrease in paid losses, a $6.0 million decrease in acquisition costs paid, and a $15.4 million increase in the funds held under reinsurance agreements liability account during the period. These amounts were offset by a $16.1 million decrease in net premiums collected for the first nine months of 2023, compared to the same period in 2022.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2023 was $4.0 million, compared to $20.1 million of cash provided by investing activities for the same period in 2022. The $24.3 million decrease in cash provided by investing activities was driven by a $78.0 million decrease in proceeds from sales of investments. This was partially offset by $62.5 million decrease in purchases of investments during the first nine months of 2023.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2023 was $8.9 million compared to $19.5 million of cash provided by financing activities in the same period of 2022. The $28.4 million decrease in cash provided by financing activities was mostly attributable to the Company paying down $13.7 million of its long-term debt during the third quarter of 2023, and the Company borrowing $14.5 million from the Federal Home Loan Bank of Indianapolis during the first nine months of 2022.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company

Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $53.2 million and $59.9 million at September 30, 2023 and December 31, 2022, respectively.

Non-GAAP Financial Measures

Adjusted Operating Income and Adjusted Operating Income Per Share

Adjusted operating income and adjusted operating income per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment gains or losses, changes in fair value of equity securities, the gain from the sale of the renewal rights business, and other gains and losses; all net of tax. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income (loss) to adjusted operating income (loss) (dollars in thousands), as well as net income (loss) per share to adjusted operating income (loss) per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(2,706)	$(1,523)	$(6,444)	$(12,792)
Exclude:
Net realized investment gains (losses), net of tax	—	—	—	(1,505)
Change in fair value of equity securities, net of tax	(87)	(151)	595	446
Gain from sale of renewal rights	2,335	—	2,335	—
Other gains (losses), net of tax	—	66	—	60
Adjusted operating income (loss)	$(4,954)	$(1,438)	$(9,374)	$(11,793)

Weighted average common shares diluted	12,222,881	11,101,194	12,219,713	10,178,975
Diluted income (loss) per common share:
Net income (loss)	$(0.22)	$(0.14)	$(0.53)	$(1.26)
Exclude:
Net realized investment gains (losses), net of tax	—	—	—	(0.15)
Change in fair value of equity securities, net of tax	—	(0.01)	0.05	0.04
Gain from sale of renewal rights	0.19	—	0.19	—
Other gains (losses), net of tax	—	—	—	0.01
Adjusted operating income (loss) per share	$(0.41)	$(0.13)	$(0.77)	$(1.16)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2023. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At September 30, 2023, the fair value of our investment portfolio, excluding cash and cash equivalents, was $144.6 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of September 30, 2023 and December 31, 2022 was 2.8 and 3.5 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of September 30, 2023. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of September 30, 2023	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$134,842	$(7,426)	(5.2)%	(63.0)%
100 basis point increase	138,413	(3,855)	(2.7)%	(32.7)%
No change	142,268	—	—	—
100 basis point decrease	146,436	4,168	2.9%	35.4%
200 basis point decrease	150,946	8,678	6.1%	73.6%

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

At September 30, 2023, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $92.1 million. We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2023. Based on such evaluations, the Co-Chief Executive Officers and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Co-Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2023, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 27, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.30	Second Amended and Restated Note Purchase Agreement dated as of September 30, 2023 between the Company and Elanus Capital Investments Master SP Series 3

31.1	Section 302 Certification — Co-CEO

31.2	Section 302 Certification — Co-CEO

31.3	Section 302 Certification — CFO

32.1*	Section 906 Certification — Co-CEO

32.2*	Section 906 Certification — Co-CEO

32.3*	Section 906 Certification — CFO

101.INS	inline XBRL Instance Document

101.SCH	inline XBRL Taxonomy Extension Schema Document

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	inline XBRL Taxonomy Extension Label Linkbase

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

Dated: November 10, 2023