Form 10-K
period 2023-12-31
Conifer Holdings, Inc.
filed 2024-04-01
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 30, 2023 was approximately $5.4 million, based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

The number of outstanding shares of the registrant’s common stock, no par value, as of March 28, 2024, was 12,222,881.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

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

As used in this Form 10-K, references to “Conifer,” “Conifer Holdings,” “the Company,” “our Company,” “we,” “us,” and “our” refer to Conifer Holdings, Inc., a Michigan corporation, and its wholly owned subsidiaries Conifer Insurance Company (“CIC”), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company (“RCIC”), Conifer Insurance Services ("CIS") formerly known as Sycamore Insurance Agency, Inc. ("Sycamore") and, as of October 13, 2022, VSRM, Inc. ("VSRM"). CIC, WPIC and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc. is referred to as the "Parent Company." VSRM owns a 50% non-controlling interest in Sycamore Specialty Underwriters, LLC ("SSU" or "Affiliate").

Business Overview

Historically, the Company has engaged in the sale of property and casualty insurance products and has organized its business model around three classes of insurance businesses: commercial lines, personal lines, and wholesale agency business. Within these three businesses, the Company offers various insurance products and insurance agency services.

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

Many of our products are targeted to traditionally profitable classes of policyholders that we believe are under-served by other insurers. We market and sell these insurance products through a network of over 4,400 independent agents that distribute our policies through approximately 950 sales offices. We are focused on growing our business in non‑commoditized property and casualty insurance markets, while maintaining underwriting discipline and a conservative investment strategy.

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

In our commercial lines business, we seek to differentiate ourselves and provide value to small business owner‑operators by bundling different insurance products that meet a significant portion of their insurance needs. For example, in the hospitality market we offer property, casualty, and liquor liability, as well as, in some jurisdictions, workers’ compensation coverage. The breadth of our specialty commercial insurance products enables our agents and their small business clients to avoid the administrative costs and time required to seek coverage for each of these items from separate insurers. As such, we compete for commercial lines business based on our flexible product offerings and customer service, rather than on pricing alone. Of the commercial lines policies that were in-force on December 31, 2023, the average premium amount of an individual policy was $6,900.

We also have substantial expertise in providing specialty homeowners insurance products to targeted customers that are often under-served by other homeowners' insurance carriers. Our personal lines products primarily include low-value dwelling insurance tailored for owners of lower valued homes, which we currently offer in Illinois, Indiana, Louisiana and Texas.

In our personal lines business, we largely target homeowners in need of dwelling insurance that is currently under-served by the insurance market, due to the modest value of their homes or the exposure to natural catastrophes in their geographic area. Because these homeowners are under-served, this portion of the market is typically subject to less pricing pressure from larger nationwide insurers that offer a more commoditized product. We believe our underwriting expertise enables us to compete effectively in these markets by evaluating and appropriately pricing risk. In addition, we believe our willingness to meet these under-served segments of the personal lines insurance market fosters deeper relationships with, and increased loyalty from, the agents who distribute our products. Of the personal lines policies that were in-force on December 31, 2023, the average premium amount of an individual policy was $1,500.

Overall, we structure the multi-line distribution of our premium between commercial and personal lines to better diversify our business and mitigate the potential cyclical nature of either market. In serving these markets, we write business on both an admitted and excess and surplus lines (“E&S”) basis. As of December 31, 2023, approximately 48.0% of our gross written premiums were admitted, and approximately 52.0% were E&S. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are typically filed with and approved by the state insurance regulators. Carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market (admitted) companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing and approval process subject to admitted business. Our corporate structure allows us to offer both admitted and E&S products in select markets through either CIC or WPIC. Our experience with specialty insurance products enables us to react to new market opportunities and underwrite multiple specialty lines.

The wholesale agency business provides non-risk bearing revenue through commissions and policy fees. The wholesale agency business has provided more product options to the Company’s independent retail agents by offering both insurance products from the Insurance Company Subsidiaries as well as products offered by other insurers.

Strategic Shift to Non Risk-Bearing Revenue

Historically, our wholesale agency segment produced only a small portion of our gross written premiums. Beginning in 2024, our wholesale agency segment is being converted into a full managing general agency (“MGA”) and is expected to produce almost 100% of the Company’s gross written premiums. More importantly, as a result of the Insurance Company Subsidiaries lacking sufficient capital to continue to underwrite the volume of business they have historically written, we plan to utilize third-party insurers and rely mostly on commission revenues in our MGA, CIS. Substantially all of the Company's commercial lines business will be directly written by third-party insurers with A.M. Best ratings of A- or better by the end of the second quarter of 2024. We expect to continue to underwrite the low-value homeowners business written in Texas and the Midwest, however, we will be non-renewing all homeowners business written in Oklahoma by the end of the second half of 2024.

Utilizing third-party insurers as underwriters of our MGA-produced business will provide a much broader reach for our existing profitable programs and we expect this to result in the production of substantially more premium volume for the agency segment generating more commission revenue. This shift will significantly reduce revenues from earned premiums in the near term and investment income, over time, for the Insurance Company Subsidiaries. Cash from operating activities will shift from premiums and investment income to revenues from commissions. Over time, cash from operating activities will be reduced as losses are paid on existing loss reserves which will be offset by cash flows increasing from investing activities as we sell investments to fund the loss payments. We believe this strategic shift is the best path forward to profitability for the Company.

Geographic Diversity and Mix of Business

Over the past several years, we have increased our focus on specific core commercial lines of business. We have shifted our focus to low-value dwelling lines of business in order to bring personal lines premium levels back up and to maintain a strategic balance of commercial and personal lines of business.

The following tables summarize our gross written premiums by segment and state for the years indicated therein (dollars in thousands):

	Gross Written Premium by Segment
	2023	%	2022	%
Commercial	$107,078	74%	$116,868	85%
Personal	36,756	26%	21,151	15%
Total	$143,834	100%	$138,019	100%

	Gross Written Premiums by State
	2023	%	2022	%
Michigan	$34,996	24.3%	$33,739	24.5%
Texas	21,783	15.1%	14,236	10.3%
Oklahoma	17,972	12.5%	11,882	8.6%
California	11,479	8.0%	12,967	9.4%
New York	9,269	6.4%	10,622	7.7%
Florida	7,632	5.3%	13,705	9.9%
Ohio	4,996	3.5%	4,378	3.2%
Pennsylvania	4,314	3.0%	4,499	3.3%
Illinois	3,839	2.7%	2,644	1.9%
Indiana	3,422	2.4%	3,232	2.3%
Colorado	2,723	1.9%	3,010	2.2%
All Other States	21,409	14.9%	23,105	16.7%
Total	$143,834	100.0%	$138,019	100.0%

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

Our Competitive Strengths

We believe the following competitive strengths have allowed us to grow our business:

•
Controlled and disciplined underwriting. We underwrite substantially all policies to our specific guidelines with our experienced, in-house underwriting team. We customize the coverages we offer, and continually monitor our markets and respond to changes in our markets by adjusting our pricing, product structures and underwriting guidelines. By tailoring the terms and conditions of our policies, we align our actual underwriting risk with the profit of each insurance account that we write or produce.
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

Marketing and Distribution

Independent agents have been our main distribution source. The selection of an insurance company by a business or individual is strongly influenced by the business or individual’s agent. We seek to maintain favorable relationships with our select group of agents. Our distribution philosophy is to treat our agents as partners, and we provide them with competitive products, personal service and attractive commissions. We believe these factors contribute to our positive agency retention.

In 2023, our top four independent agencies accounted for approximately 35% of our gross written premiums in our commercial lines, and our top four independent agencies accounted for approximately 62% of our gross written premiums in our personal lines. Our Insurance Company Subsidiaries market and distribute their products mainly through an independent agency network, however we utilize managing general agents and certain key wholesalers when appropriate.

We recruit our producers through referrals from our existing network of agents, word-of-mouth, advertisement, as well as direct contacts initiated by potential agents. Our marketing efforts are directed through our offices in Michigan.

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

In addition to marketing to individual agents, CIS reviews specific opportunities to write select business on a direct basis.

Underwriting

Historically, we have been focused on underwriting profitability and effective enterprise risk management.

Our underwriting philosophy for our specialty commercial risks in the hospitality industry has been to look at each risk individually and selectively before writing any policies. We remain focused on small- to medium-sized businesses where the owner is often on site and in a better position to efficiently and safely run the overall operations. We understand the risks associated with the smaller enterprises and, due to lighter competition, believe we can receive a fair premium to compensate for the risk taken.

With respect to commercial property coverages, we believe it is important to focus on the profitability of the insureds’ business, as well as the traditional risk factors. Therefore, in addition to obtaining inspections on commercial risks, we strive to understand the insureds’ business operations and bottom line to verify the underlying business is an acceptable risk.

All commercial and personal policy applications have been underwritten according to established guidelines that have been provided to our independent agency force. These guidelines have been integrated into our information technology system framework and only policies that meet our guidelines are accepted by our system. Our underwriting staff has substantial industry experience in matching policy terms, conditions, and pricing to the risk profiles of our policyholders and therefore strengthens our ability to achieve profitability in the product lines we write.

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

Claims

We believe that effective claims management is vitally important to our success, allowing us to cost effectively pay valid claims, while vigorously defending those claims that lack merit. Our claims department consists of experienced claims professionals located in Michigan, Florida, Oklahoma, Pennsylvania and Texas. We utilize a proactive claims handling philosophy to internally manage or supervise all of our claims from inception through final disposition. By handling our claims internally, we can quickly assess claims, improve communication with our policyholders and claimants and better control our claims management costs.

We have several in‑house attorneys with considerable legal experience in trying cases in the lines of business we write. Included among these attorneys is our head in‑house litigator, who consults on all trials and has 29 years of litigation experience. We also have numerous seasoned property and liability adjusters which allow us to manage our claims exposures more carefully, across all markets. In addition, our claims professionals utilize a network of independent local adjusters and appraisers to assist with specific aspects of claims investigations, such as securing witness statements and conducting initial appraisals in states where it is practical to do so. These outside vendors are mainly compensated based on pre‑negotiated fee schedules to control overall costs.

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

Information relating to our reinsurance structure and treaty information is included within Note 9 ~ Reinsurance.

Loss Reserve Development

The following table presents the development of our loss and loss adjustment expenses ("LAE") reserves from 2013 through 2023, net of reinsurance recoverables (dollars in thousands).

		Year Ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022 (1)	2023 (1)
Net liability for losses and loss expenses	$24,956	$28,307	$30,017	$47,993	$67,830	$63,122	$84,667	$87,052	$98,741	$82,888	$103,805
Liability re-estimated as of:
One year later	23,763	29,321	40,239	57,452	71,186	79,351	100,261	106,482	123,668	100,698
Two years later	25,521	33,274	52,321	60,453	87,536	94,786	118,116	129,665	144,116
Three years later	26,560	38,569	58,251	69,833	95,367	108,022	137,327	143,307
Four years later	27,784	40,822	62,185	74,381	102,335	117,607	146,027
Five years later	27,920	42,274	64,547	76,860	106,705	122,597
Six years later	28,339	42,967	66,072	79,622	109,865
Seven years later	28,655	43,341	66,883	80,235
Eight years later	28,880	43,771	67,020
Nine years later	29,487	43,712
Ten years later	29,396
Net cumulative redundancy (deficiency)	$(4,440)	$(15,405)	$(37,003)	$(32,242)	$(42,035)	$(59,475)	$(61,360)	$(56,255)	$(45,375)	$(17,810)	$103,805

Cumulative amount of net liability paid as of:
One year later	13,245	$16,091	$20,200	$29,533	$44,521	$29,520	$40,244	$39,187	$51,129	$57,963
Two years later	19,711	24,060	35,972	56,962	62,369	57,864	70,478	79,965	95,765
Three years later	23,241	32,699	50,676	61,168	77,409	78,861	103,770	114,622
Four years later	26,056	37,474	58,317	66,556	87,587	100,377	128,772
Five years later	27,217	40,438	61,349	70,945	99,544	114,346
Six years later	27,780	41,979	63,814	76,563	106,535
Seven years later	28,384	42,428	65,654	78,821
Eight years later	28,555	43,025	66,238
Nine years later	29,199	43,148
Ten years later	29,237

Gross liability-end of year	28,909	31,532	35,423	54,651	87,896	92,807	107,246	111,270	139,085	165,539	174,612
Reinsurance recoverable on unpaid losses	3,952	3,225	5,405	6,658	20,066	29,685	22,579	24,218	40,344	82,651	70,807
Net liability-end of year	24,957	28,307	30,018	47,993	67,830	63,122	84,667	87,052	98,741	82,888	103,805

Gross liability re-estimated - latest	35,911	53,611	85,551	115,849	176,969	182,121	186,956	186,015	204,735	200,159
Reinsurance recoverable on unpaid losses re-estimated - latest	6,515	9,899	18,530	35,613	67,104	59,524	40,929	42,708	60,619	99,460
Net liability re-estimated - latest	29,396	43,712	67,021	80,236	109,865	122,597	146,027	143,307	144,116	100,699
Gross cumulative redundancy (deficiency)	$(7,002)	$(22,079)	$(50,128)	$(61,198)	$(89,073)	$(89,314)	$(79,710)	$(74,745)	$(65,650)	$(34,620)

(1)
The 2023 and 2022 column includes $10.9 million and $25.9 million of reinsurance recoverables from the loss portfolio transfer (“LPT”), respectively. All previous years do not reflect any recoverables from the LPT.

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

Additional information relating to our reserves is included within the Unpaid Losses and Loss Adjustment Expenses section of Note 1 ~ Summary of Significant Accounting Policies and Note 8 ~ Unpaid Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as in the Critical Accounting Policies: Unpaid Loss and Loss Adjustment Expense Reserves section of Item 7, Management’s Discussion and Analysis.

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

Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. The Company's assessments from insolvency funds were minimal for the years ended December 31, 2023 and 2022.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. For the years ended December 31, 2023 and 2022, total assessments paid to all such facilities were minimal.

Restrictions on Dividends and Risk-Based Capital

For information on Restrictions on Dividends and Risk-based Capital that affect us please refer to Note 12 ~ Statutory Financial Data, Risk-Based Capital and Dividend Restrictions of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.

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

Employees

At December 31, 2023, we had 94 employees. All of our employees were full-time as of December 31, 2023. Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.

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

Adjusted operating income (loss)

Adjusted operating income (loss) is a non-GAAP measure. Adjusted operating income (loss) represents net income (loss) excluding net realized investment gains (losses), change in fair value of equity securities, the gain from sale of renewal rights, the gain from VSRM Transaction, the loss portfolio transfer risk fee and other gains (losses).

Adjusted operating income (loss), per share

Adjusted operating income (loss) per share is a non-GAAP measure. Adjusted operating income (loss) on a per share represents the net income (loss) allocable to common shareholders excluding net realized investment gains (losses) per share, change in fair value of equity securities per share, the gain from sale of renewal rights per share, the gain from VSRM Transaction per share, the loss portfolio transfer risk fee per share and other gains (losses) per share.

Assignment of Benefits

A legal tool that allows a third party to assert a claim and be paid for services performed for an insured who would normally be reimbursed directly by the insurance company after making a claim themselves.

Book value per share	Total common shareholders' equity divided by the number of common shares outstanding.
Case reserves	Estimates of anticipated future payments to be made on each specific reported claim, which are exclusive of any IBNR estimated reserves.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. We have listed below the material risk factors applicable to us. These material risks include, but are not limited to, the following:

•
Operational Risks
•
Investment Risks
•
Liquidity Risks
•
Legal and Regulatory Risks
•
Rating Agency Risks
•
General Risk Factors

Operational Risks

We may not be able to extend or repay our indebtedness owed to our secured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

If we are unable to service or repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to service these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

Our various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment.

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

If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Such adverse development can result in the unplanned need for additional capital, which may need to be obtained through the sale of assets or additional issuance of common stock or preferred stock which could dilute current shareholder value.

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

There may be limited capacity from third party insurers to support the business produce by our MGA.

As discussed in Item 1 ~ Business, the Company is making a strategic shift wherein our Insurance Company Subsidiaries will underwrite significantly less business. The Company’s earned premium and investment income revenues will be substantially replaced with commission revenue generated by CIS, our MGA, producing premiums for third-party insurers. We cannot assure that we will be able to locate third party insurers to underwrite the business our MGA can produce. The failure to obtain sufficient third party underwriting capacity could have a material adverse effect on our business, financial condition and results of operations.

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

Our distribution model depends almost entirely on the agencies that distribute our products. In 2023, six independent agencies accounted for approximately 40% of our gross written premiums in our commercial lines, and four independent agencies, accounted for approximately 62% of our gross written premiums in our personal lines. We cannot assure you that these relationships, or our relationships with any of our agencies will continue. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant agents could result in lower premium revenue and could have a material adverse effect on our results of operations or business prospects.

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

We believe that our future success depends, in large part, on our ability to retain our experienced management team and key employees, particularly our chief executive officer, Nicholas J. Petcoff. There can be no assurance that we can attract and retain the necessary employees to conduct our business activities on a timely basis or at all. Our competitors may offer more favorable compensation arrangements to our key management or employees to incentivize them to leave our Company.

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

As of December 31, 2023, the Company had $17.9 million of 9.75% public senior unsecured notes outstanding and $9.8 million of senior secured notes outstanding. The Company's line of credit matured on December 1, 2022, and was not renewed. See Note 10 ~ Debt for additional details. We are subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.

Our ability to make payments on our indebtedness is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. For example, the senior secured notes contain various restrictive covenants that relate to the Company’s tangible net worth, fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. If we are unable to meet debt covenant requirements or to obtain future waivers regarding such failures, we could be in breach of our credit agreement. Any such breach could cause significant disruption to our operations, including a requirement to immediately repay our indebtedness, and would have severe adverse effects on our liquidity and financial flexibility.

As of December 31, 2023, the Company was not in compliance with the tangible net worth, dividend paying capacity, risk-based capital and consolidated debt to capital covenants on its senior secured notes. On March 27, 2024, the holders of the senior secured notes waived the December 31, 2023 covenants and modified the minimum requirements of the financial debt covenants beginning with the first quarter ending March 31, 2024. Management expects to be in compliance with all debt covenants in future periods.

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

As of December 31, 2023, CIC fell within the Company Action Level and WPIC fell within the Regulatory Action Level of the RBC formula. WPIC also fell below two other regulatory thresholds which are necessary to stay in compliance. Management is required to provide a plan to its domiciliary regulator that shows how the Companies will get above the minimum level requirements. Management believes that the planned reduction in premium anticipated by a strategic shift to use third-party insurers for substantially all of its commercial lines business will be sufficient to bring the Companies back into compliance by December 31, 2024. Management expects to substantially cease all writings in WPIC by the end of the second quarter of 2024. For more information about Management's strategic shift to non-risk bearing revenue, see Item 1 ~ Business and Item 7 ~ Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Rating Agency Risks

A decline in our financial strength rating may result in an adverse effect on our business, financial condition and operating results.

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

On March 25, 2024, Kroll downgraded the financial strength ratings of CIC and WPIC. Kroll has given CIC an insurance financial strength rating of BB- with a negative outlook. Kroll has given WPIC an insurance financial strength rating of B with a negative outlook. A BB- and a B rating indicates that the insurer's financial condition is low quality. Concurrently, the Company withdrew its participation in the rating process, and shall be non-rated by Kroll going forward.

On March 14, 2024, A.M. Best downgraded the financial strength ratings of CIC and WPIC to C. A rating of C means A.M. Best considers both companies to have a "weak" ability to meet ongoing financial obligations. Concurrently, the Company withdrew its participation in the rating process, and shall be non-rated by A.M. Best going forward.

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

In addition, with a heightened level of scrutiny placed on many financial institutions (including insurance companies) in recent years, rating agencies may increase the capital and other requirements to maintain certain ratings levels. These and other factors could result in a downgrade of our rating. The recent downgrade and withdrawal of our rating could cause our current and future agents, retail brokers and insureds to choose other, more highly‑rated competitors and could also increase the cost or reduce the availability of reinsurance to us. Furthermore, these recent developments could severely limit or prevent us from writing new and renewal insurance contracts and may have a material adverse effect on our financial condition and results of operations.

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

Our common stock may be delisted from The Nasdaq Stock Market if we cannot maintain compliance with Nasdaq’s continued listing requirements.

On October 23, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days and its number of publicly held shares, the Company no longer met Nasdaq Listing Rule 5450(b)(1)(C), which requires listed companies to maintain a minimum market value of publicly held shares (“MVPHS”) of at least $5.0 million.

Nasdaq Listing Rule 5810(c)(3)(D) provides a compliance period of 180 calendar days, or until April 22, 2024 (the “First Compliance Date”), in which to regain compliance with this requirement. In March 2024, we applied to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. Nasdaq approved our application effective on March 19, 2024, and the listing of our common stock transferred to the Nasdaq Capital Market effective as of the opening of business on March 21, 2024. Our common stock is currently listed on The Nasdaq Capital Market.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, The Nasdaq Capital Market may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

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
•
Meet rating agency or regulatory capital requirements; or
•
Respond to competitive pressures.

Additionally, since the Company is no longer rated by Kroll or A.M. Best, following the Company’s withdrawal from the rating process, the absence of credit ratings on our outstanding securities could impact our ability to obtain additional debt or hybrid capital at reasonable terms or at all. Credit ratings are an opinion by third parties of our financial strength and ability to meet ongoing obligations to our future policyholders. The lack of a credit rating may make it difficult for investors to evaluate an investment in our securities and for us to raise additional capital in the future on acceptable terms or at all.

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

In addition, any determination to declare or pay future dividends to our shareholders will be at the discretion of our board of directors ("Board") and will depend on a variety of factors, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our Board deems relevant.

Our principal shareholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to shareholder approval.

As of December 31, 2023, our executive officers, directors, 5% shareholders and their affiliates owned approximately 71.7% of our voting stock. Therefore, these shareholders have the ability to influence us through their ownership position. These shareholders may be able to significantly influence all matters requiring shareholder approval. For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.

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

Our amended and restated articles of incorporation and bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our Board. These include provisions that, among other things:

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

Our ability to meet our obligations on our outstanding debt, including making principal and interest payments on the New Public Notes and the Senior Secured Notes, may be limited by our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries.

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

Although the New Public Notes are currently listed on Nasdaq, the trading market for the New Public Notes may be limited, which could affect the market price of the New Public Notes or your ability to sell them.

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

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the New Public Notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Identifying, assessing and managing cybersecurity risks is an important component of Conifer’s overall enterprise risk management program. As with the management of risks generally, given our holding company structure, the management of cybersecurity risks involves coordination between the Company and its consolidated subsidiaries.

The Company and each of its consolidated subsidiaries are responsible for developing a cybersecurity program appropriate for their respective businesses. The design of these cybersecurity programs is informed by the Center for Internet Security Critical Security Controls framework (“CISCSC”). This does not imply that these programs meet all specifications of CISCSC, but rather that we use them as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. The cybersecurity programs developed by the Company and its consolidated subsidiaries include, among other things, (i) advanced threat protection and detection systems; (ii) vulnerability scanning and testing of network defenses; (iii) user authentication, role-based access, and privileged access management; (iv) data encryption, loss prevention, backup and recovery mechanisms; (v) employee training; (vi) disaster recovery testing and (vii) security assessments of third-party service providers.

Our cybersecurity risk management program is part of our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents in the past three fiscal years, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

Our management team, including our Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shareholder Information Corporate Headquarters	Transfer Agent & Registrar
3001 W. Big Beaver Rd., Suite 200	Equiniti Trust Company, LLC
Troy, MI 48084	48 Wall Street
Phone: (248) 559-0840	New York, NY 10005

Corporate Counsel
Honigman, LLP
660 Woodward Avenue
2290 First National Building
Detroit, MI 48226-3506

Shareholder Relations and Form 10-K

A copy of our 2023 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@cnfrh.com.

Dividend Policy

Neither Michigan law nor our amended and restated articles of incorporation requires our Board to declare dividends on our common stock. Conifer Holdings, Inc. is a holding company that has no substantial revenues of its own, and relies primarily on intercompany service fees, cash dividends or distributions from its subsidiaries to pay operating expenses, service debts, and pay dividends to shareholders. The payment of dividends by the Insurance Company Subsidiaries is limited under the laws and regulations of their respective state of domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Any future determination to declare cash dividends on our common stock will be made at the discretion of the board of directors and will depend on the financial condition, results of operations, capital requirements, general business conditions and other factors that the Board may deem relevant. The Parent Company has not historically paid dividends and does not anticipate paying cash dividends on its common stock for the foreseeable future.

Shareholders of Record

Our common stock is traded on The Nasdaq Capital Market under the symbol "CNFR." As of April 1, 2024, there were 26 shareholders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Repurchases of Company's Stock

On December 5, 2018, the Company's Board authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The company did not repurchase any shares of stock for the year ended December 31,

2023 related to the stock repurchase program. For the year ended December 31, 2023, the Company repurchased 1,968 shares of stock valued at approximately $3,000 related to the vesting of the Company’s restricted stock units. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

Recent Sales of Unregistered Securities

On December 20, 2023 (the “Initial Issue Date”), the Company issued $6.0 million of its newly designated Series A Preferred Stock (the "Series A Preferred Stock"), no par value, through a private placement of 1,000 shares of Series A Preferred Stock priced at $6,000 per share that matures on June 30, 2026 (the “Maturity Date”). The Series A Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, members of the Board of the Company. The sale of the Series A Preferred Stock was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and certain rules and regulations promulgated thereunder. The Series A Preferred Stock shall only be convertible for shares of the Company’s common stock, no par value, at the Maturity Date.

On the Maturity Date, each outstanding share of the Series A Preferred Stock, that has not otherwise been redeemed, shall automatically convert into 4,000 shares of the Company’s common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Initial Issue Date (the “Automatic Conversion”). Upon the Automatic Conversion, the holder shall be deemed to be the holder of record of the Company’s common stock issuable upon such conversion.

In August 2022, the Company issued $5.0 million of common equity through a private placement of 2,500,000 shares priced at $2.00 per share. The participants in the private placement consisted of members of the Company's Board.

No underwriters were involved in the foregoing sale of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6. [Reserved]

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

Recent Developments and Significant Transactions

Strategic Shift to Non Risk-Bearing Revenue

Historically, our wholesale agency segment produced only a small portion of our gross written premiums. Beginning in 2024, our wholesale agency segment is being converted into a full managing general agency ("MGA") and is expected to produce almost 100% of the Company’s gross written premiums. As a result of the Insurance Company Subsidiaries lacking sufficient capital to continue to underwrite the volume of business they have historically written, we plan to utilize third-party insurers and rely mostly on commission revenues in our MGA, CIS. Substantially all of the Company's commercial lines business will be directly written by third-party insurers with A.M. Best ratings of A- or better by the end of the second quarter of 2024. We expect to continue to underwrite the low-value homeowners business written in Texas and Midwest, however, we will be non-renewing all homeowners business written in Oklahoma by the end of the second half of 2024.

Utilizing third-party insurers as underwriters of our MGA-produced business will provide a much broader reach for our existing profitable programs and we expect this to result in the production of substantially more premium volume for the agency segment generating more commission revenue. This shift will significantly reduce revenues from earned premiums in the near term and investment income, over time, for the Insurance Company Subsidiaries. Cash from operating activities will shift from premiums and investment income to revenues from commissions. Over time, cash from operating activities will be reduced as losses are paid on existing loss reserves which will be offset by cash flows increasing from investing activities as we sell investments to fund the loss payments. We believe this strategic shift is the best path forward to profitability for the Company.

Sale of Renewal Rights

In September 2023, the Company sold the renewal rights of one of its insurance programs to another insurer for $2.5 million in cash in addition to also agreeing to participate in the Company's issuance of new public debt in September 2023, by purchasing $5.0 million of the new debt. The program renewal rights which were sold and transferred provided mostly liability insurance to the security guard and alarm installation industries ("Security Program"). The program produced gross earned premiums of $55.9 million and $41.0 million in 2023 and 2022, respectively. The buyer began writing new and renewal policies for this program as of September 15, 2023. On September 30, 2023, the Company ceded 100% of its gross unearned premium of $30.9 million in the program to the buyer in return for an $8.4 million ceding commission. As of December 31, 2023, the Company retained $24.1 million of net cash owed to the buyer under a funds withheld provision which is recorded as a liability on the Consolidated Balance Sheets. The funds withheld balance is expected to be paid out as premiums are earned and related claims are paid. The Company incurred $135,000 in expense related to this transaction. As part of this transaction, five claims staff transferred employment to the buyer. The buyer will handle all of the Company’s run-off claims for this program under a related claims administration agreement.

The Company recognized a net gain of $2.3 million, which is reflected in Gain from sale of renewal rights on the Consolidated Statements of Operations. As a result of the sale of renewal rights, the Company is no longer providing liability insurance to the security guard and alarm installation industries.

Debt Restructuring

The Company repaid all of the $24.4 million of public senior secured notes, issued in 2018, that matured on September 30, 2023. The Company funded the repayment of the senior unsecured notes through a combination of newly issued public notes which totaled $6.7 million, as well as exchanging a portion of the maturing notes for new notes totaling $11.2 million. The Company also restructured its $10.5 million subordinated debt into senior secured notes, paying down $500,000 of the outstanding debt. The maturity of the new senior secured notes was shortened to five years from September 30, 2038, to September 30, 2028, and there are now required quarterly principal payments of $250,000 with the balance due upon maturity, in addition to a requirement that net proceeds from any asset sales be applied against the principal balance of the senior secured notes. See Note 10 ~ Debt for further details.

VSRM Transaction

Prior to October 13, 2022, CIS, formally known as Sycamore, owned 50% of Venture Agency Holdings, Inc. ("Venture") and has accounted for its ownership under the equity method of accounting. On October 13, 2022, CIS purchased the other 50% of Venture from an individual for $9.7 million. Following this purchase, CIS owned 100% of Venture, which was then renamed to VSRM, Inc. ("VSRM"). VRSM and its two wholly owned subsidiaries, The Roots Insurance Agency, Inc. ("Roots") and Mitzel Insurance Agency, Inc. ("Mitzel") were incorporated into the Company's consolidated financial statements as of the date of the acquisition.

The Company recognized CIS' purchase of the individual's shares of VSRM as a step acquisition and revalued all assets and liabilities upon the acquisition date. This resulted in the recognition of an $8.8 million non-operating gain reported in the Consolidated Statements of Operations as Gain from VSRM Transaction in the fourth quarter of 2022. The Company also utilized $12.5 million of federal tax net operating losses carried forward and $14.8 million state tax net operating losses carried forward, for a net-of-tax benefit of $9.4 million. VSRM retained $8.9 million of debt, and $9.4 million of tax liabilities, as well as other smaller assets and liabilities that did not go with the transaction.

The fair value of the equity interest of VSRM immediately prior to the acquisition by CIS was $10.1 million. The fair value techniques used to measure the fair value of VSRM included using the carrying value of all current assets and liabilities as their carrying values approximated their fair values. Intangible assets were reviewed based on recent valuations performed by third party valuation experts and the net realized proceeds received upon the sale of the Security & Alarm Business sold the following day.

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

On December 31, 2022, Andrew D. Petcoff purchased 50% of SSU from VSRM, Inc. for $1,000. As a result, SSU and its two wholly owned subsidiaries, Roots and Mitzel, are no longer consolidated in the Company's consolidated financial statements as of December 31, 2022, and VSRM's investment in SSU is accounted for using the equity method. The net assets transferred to SSU had a fair value of $0 at the time of the contribution. There was no gain or loss recognized upon the sale of half of SSU to Mr. Petcoff. Included in the net assets transferred to SSU was a $1.0 million promissory note payable, a liability that was assumed by SSU. The note payable was an obligation that originated as part of the Venture Transaction. See Note 4 ~ Sale of Certain Agency Business for further details.

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

Loss Portfolio Transfer

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement with Fleming Reinsurance Ltd (“Fleming Re”). Under the agreement, Fleming Re will cover an aggregate limit of $66.3 million of paid losses on $40.8 million of stated net reserves as of June 30, 2022, relating to accident years 2019 and prior. This covers substantially all of the commercial liability lines underwritten by the Company. Within the aggregate limit, there is a $5.5 million loss corridor in which the Company retains losses in excess of $40.8 million. Fleming Re is then responsible to cover paid losses in excess of $46.3 million up to $66.3 million. Accordingly, there is $20.0 million of adverse development cover for accident years 2019 and prior. Under the agreement, Fleming Re was paid $40.8 million for stated net reserves as of June 30, 2022, plus a one-time risk fee of $5.4 million. Recoverables due to the Company under this agreement are recorded as reinsurance recoverables. The agreement is between CIC and WPIC and Fleming Re. As of December 31, 2023, the Company has recorded losses through the $5.5 million corridor and $9.1 million into the $20.0 million layer.

The Company paid $25.0 million in cash on October 14, 2022, which was netted down for claims paid through September 30, 2022, totaling $7.6 million, and $13.6 million of funds withheld. Cash used to fund the transaction was generated from the existing investment portfolios held by CIC and WPIC.

A.M. Best and Kroll

On March 25, 2024, Kroll downgraded the financial strength ratings of CIC and WPIC. Kroll has given CIC an insurance financial strength rating of BB- with a negative outlook. Kroll has given WPIC an insurance financial strength rating of B with a negative outlook. A BB- and a B rating indicates that the insurer's financial condition is low quality. Concurrently, the Company withdrew its participation in the rating process, and shall be non-rated by Kroll going forward.

On March 14, 2024, A.M. Best downgraded the financial strength ratings of CIC and WPIC to C. A rating of C means A.M. Best considers both companies to have a "weak" ability to meet ongoing financial obligations. Concurrently, the Company withdrew its participation in the rating process, and shall be non-rated by A.M. Best going forward.

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

Through our wholesale agency business segment, we offer commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers. The wholesale agency business segment provides our agents with more insurance product options. As a result of the sale of certain agency business on June 30, 2021, more recently our agency segment was not producing significant amounts of business for third party insurers and produced approximately 50% less business for the Insurance Company Subsidiaries. However, as discussed above, we expect the wholesale agency segment to become more prominent going forward as substantially all of our commercial lines business will be produced by the wholesale agency segment and underwritten by third-party insurers.

An advantage of using these third-party insurers is they will both have a minimum of an A- A.M. Best rating greatly improving our competitive edge in the marketplace.

As we transition to more of a MGA operation, revenues will be derived from commissions while insurance premiums and investment income will diminish over time. Cash flows from written premiums will decline quickly over the next two quarters and will be almost entirely comprised of the homeowners business by the third quarter of 2024. Concurrently, cash flows from commissions revenues will increase. As claims are settled, claim payments will be funded from the sale of investments within the Insurance Company Subsidiaries. Such claims payments will reduce cash flows provided by operating activities and will be offset by an increase in cash flows from investing activities as the investment portfolio is liquidated over time to fund the claim payments. Management may consider the sale of other assets to generate additional cash resources available to the Company.

There will be fewer claim payments as loss reserves run off. Other operating costs and commissions to retail agencies will fluctuate relatively similarly to the premiums produced by the MGA as they did when the premiums were written by the insurance companies. However, certain insurance company specific costs will decrease as the premium volume in the insurance company subsidiaries decreases. We expect that the net revenues generated in the MGA will provide the majority of the cash flows needed to cover operating and debt service costs going forward.

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

The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2023 (dollars in thousands):

Reserves	Commercial Lines	Personal Lines	Total Lines
Gross case reserves	$69,380	$4,318	$73,698
Ceded case reserves	(19,001)	(1,826)	(20,827)
Net case reserves	50,379	2,492	52,871

Gross IBNR	99,658	1,256	100,914
Ceded IBNR	(49,980)	—	(49,980)
Net IBNR	49,678	1,256	50,934

Unpaid losses and loss adjustment expenses	169,038	5,574	174,612
Reinsurance recoverables on unpaid losses	(68,981)	(1,826)	(70,807)
Net unpaid losses and loss adjustment expenses	$100,057	$3,748	$103,805

Ratio of Gross IBNR to Unpaid losses and loss adjustment expenses	59.0%	22.5%	57.8%

Included in the reinsurance recoverables were reinsurance recoverables from the LPT which were $10.9 million of reinsurance recoverables on case reserves. All of the reinsurance recoverables from the LPT are included in commercial lines.

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

The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2023. We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2023 reported pre-tax income and on net income and shareholders’ equity at December 31, 2023. We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor. The shareholders' equity amounts include an income tax rate assumption of 21%, however due to the net operating losses (“NOL”) available to use against taxable income and the offsetting valuation allowance, there is no difference between pre-tax income and shareholders’ equity in this schedule. The dollar amounts in the table are in thousands.

	As of December 31, 2023			Impact
	Net Ultimate Loss and LAE (1)	Net Loss and LAE Reserves (1)	Ultimate Loss and LAE Sensitivity Factor	Pre- Tax Income (2)	Shareholders' Equity (2)
Increased Ultimate Losses & LAE
Accident Year 2023	$64,579	$37,578	10.0%	$(6,458)	$(5,102)
Accident Year 2022	62,985	28,804	5.0%	(3,149)	(2,488)
Accident Year 2021	58,958	19,666	2.5%	(1,474)	(1,164)
Prior to 2021 Accident Years	—	17,757	—%	—	—

Decreased Ultimate Losses & LAE
Accident Year 2023	64,579	37,578	(10.0)%	6,458	5,102
Accident Year 2022	62,985	28,804	(5.0)%	3,149	2,488
Accident Year 2021	58,958	19,666	(2.5)%	1,474	1,164
Prior to 2021 Accident Years	—	17,757	—%	—	—

(1) Represents amounts as of December 31, 2023.

(2) Represents how pre-tax income and shareholders' equity would change if the Net Ultimate Loss and LAE were to change by the percentage in the Ultimate Loss and LAE Sensitivity Factor column.

Investment Valuation and Credit Losses

We carry debt securities classified as available-for-sale at fair value, and unrealized gains and losses on such securities, totaled $13.3 million as of December 31, 2023, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income. Our equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. We carry other equity investments that do not have a readily determinable fair value at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. We review the equity securities and other equity investments for impairment during each reporting period.

We review available-for-sale debt securities for credit losses based on current expected credit loss methodology at the end of each reporting period. We do not have any securities classified as trading or held to maturity.

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

For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Our outside investment managers assist us in this evaluation.

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

Income Taxes

As of December 31, 2023, we have federal and state income tax net operating loss ("NOL") carryforwards of $80.8 million and $120.3 million, respectively. Of the NOL carryforwards, $78.2 million will expire in tax years 2030 through 2043 and $10.3 million will never expire. Of the federal NOL amount, $19.5 million are subject to limitations under Section 382 of the Internal Revenue Code. These net NOL carryforwards are limited in the amount that can be utilized in any one year and may expire before they are realized. At this time we do not expect that any of the remaining NOL carryforwards will expire before utilized.

A valuation allowance of $28.0 million and $21.7 million has been recorded against the gross deferred tax assets as of December 31, 2023 and 2022, respectively, as the Company has recognized a three-year cumulative loss as of December 31, 2023 which is significant negative evidence to support the lack of recoverability of those deferred tax assets in accordance with ASC 740, Income Taxes. If the $28.0 million valuation allowance as of December 31, 2023 were reversed in the future, it would increase book value by $2.29 per share. The net deferred tax assets were zero as of December 31, 2023 and 2022.

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

Non-GAAP Financial Measures

Adjusted Operating Income (Loss) and Adjusted Operating Income (Loss) Per Share

Adjusted operating income (loss) and adjusted operating income (loss) per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment gains (losses), change in fair value of equity securities, the gain from sale of renewal rights, the gain from VSRM Transaction, the loss portfolio transfer risk fee and other gains (losses). The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income to adjusted operating income (dollars in thousands), as well as net income per share to adjusted operating income per share:

	For the Years Ended December 31,
	2023	2022
Net income (loss)	$(25,904)	$(10,681)
Less:
Net realized investment gains (losses)	(20)	(1,505)
Change in fair value of equity securities	608	403
Gain from VSRM Transaction	—	8,810
Loss portfolio transfer risk fee	—	(5,400)
Gain from sale of renewal rights	2,335	—
Other gains (losses)	—	59
Impact of income tax expense (benefit) from adjustments *	—	—
Adjusted operating income (loss)	$(28,827)	$(13,048)

Weighted average common shares, diluted	12,220,511	10,692,090

Diluted income (loss) per common share:
Net income (loss)	$(2.12)	$(1.00)
Less:
Net realized investment gains (losses)	—	(0.14)
Change in fair value of equity securities	0.05	0.04
Gain from VSRM Transaction	—	0.82
Loss portfolio transfer risk fee	—	(0.51)
Gain from sale of renewal rights	0.19	—
Other gains (losses)	—	0.01
Impact of income tax expense (benefit) from adjustments *	—	—
Adjusted operating income (loss) per share	$(2.36)	$(1.22)

* The Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2023 and 2022. As a result, there were no taxable impacts to adjusted operating income from the adjustments to net income (loss) in the table above after taking into account the use of NOLs and the change in the valuation allowance.

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

Executive Overview

The Company's gross written premiums increased $5.8 million, or 4.2%, to $143.9 million in 2023, compared to $138.0 million in 2022. This was primarily due to increased gross written premiums in our personal lines of business from increases in exposure units and, to a lesser degree, increased rates. Our personal lines gross written premium increased $15.6 million, or 73.8%, to $36.8 million in 2023, compared to $21.2 million in 2022.

The Company reported a net loss of $25.9 million, or $2.12 per share, in 2023, compared to a net loss of $10.7 million, or $1.00 per share, in 2022.

Adjusted operating loss, a non-GAAP measure, was $28.8 million, or $2.36 per share, in 2023, compared to $13.0 million, or $1.22 per share, in 2022.

The 2023 results included a non-operating net gain of $2.3 million from the sale of its Security Program. See Note 2 ~ Sale of Renewal Rights for further detail.

The 2022 results included an $8.8 million non-operating gain in the fourth quarter of 2022 from the step acquisition of VSRM and subsequent sale of its security guard and alarm installation insurance brokerage business to a third party insurance brokerage firm. The Company also recorded a tax benefit of $9.4 million from the utilization of NOL carryforwards applied against the taxable gain on the transaction. The deferred tax assets associated with the NOLs had a valuation allowance against it, and thus there was the recognition of the benefit in the period it was used.

The Company entered into a loss portfolio transfer reinsurance agreement on November 1, 2022 with Fleming Re in order to reduce its exposure to future unfavorable development on its reserves. The Company was charged a one-time risk fee of $5.4 million. Fleming Re will cover an aggregate limit of $66.3 million of paid losses on $40.8 million of stated net reserves as of June 30, 2022, relating to accident years 2019 and prior. Within the aggregate limit, there is a $5.5 million loss corridor in which the Company retains losses in excess of $40.8 million. Fleming Re is then responsible to cover paid losses in excess of $46.3 million up to $66.3 million. As of December 31, 2023, the Company has recorded losses through the $5.5 million corridor and $9.1 million into the $20.0 million layer.

In the fourth quarter of 2022, the Company incurred $2.0 million of losses and $1.6 million reinsurance reinstatement costs related to Hurricane Ian.

Results of Operations - 2023 Compared to 2022

The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary Operating Results

	Years Ended December 31,
	2023	2022	$ Change	% Change
Gross written premiums	$143,834	$138,019	$5,815	4.2%

Net written premiums	$68,688	$91,232	$(22,544)	(24.7%)

Net earned premiums	$83,935	$96,711	$(12,776)	(13.2%)
Agency commission income	5,680	1,414	4,266	*
Other income	694	1,354	(660)	(48.7%)
Losses and loss adjustment expenses, net	82,413	81,440	973	1.2%
Policy acquisition costs	20,892	22,179	(1,287)	(5.8%)
Operating expenses	17,891	18,789	(898)	(4.8%)
Loss portfolio transfer risk fee	—	5,400	(5,400)	*
Underwriting gain (loss)	(30,887)	(28,329)	(2,558)	(9.0%)
Net investment income	5,526	3,043	2,483	81.6%
Net realized investment gains (losses)	(20)	(1,505)	1,485	*
Change in fair value of equity securities	608	403	205	*
Gain from sale of renewal rights	2,335	—	2,335	*
Gain from VSRM Transaction	—	8,810	(8,810)	*
Other gains (losses)	—	59	(59)	*
Interest expense	3,206	2,971	235	7.9%
Income (loss) before income taxes	(25,644)	(20,490)	(5,154)	*
Equity earnings in Affiliate, net of tax	(251)	368	(619)	(168.2%)
Income tax expense	9	(9,441)	9,450	*
Net income (loss)	$(25,904)	$(10,681)	$(15,223)	*
Underwriting Ratios:
Loss ratio (1)	97.8%	83.9%
Expense ratio (2)	37.1%	38.4%
Combined ratio (3)	134.9%	122.3%

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

Our premiums are presented below for the years ended December 31, 2023 and 2022 (dollars in thousands):

Summary of Premium Revenue

	Years Ended December 31,
	2023	2022	$ Change	% Change
Gross written premiums
Commercial lines	$107,078	$116,868	$(9,790)	(8.4%)
Personal lines	36,756	21,151	15,605	73.8%
Total	$143,834	$138,019	$5,815	4.2%

Net written premiums
Commercial lines	$36,580	$72,318	$(35,738)	(49.4%)
Personal lines	32,108	18,914	13,194	69.8%
Total	$68,688	$91,232	$(22,544)	(24.7%)

Net Earned premiums
Commercial lines	$59,221	$80,823	$(21,602)	(26.7%)
Personal lines	24,714	15,888	8,826	55.6%
Total	$83,935	$96,711	$(12,776)	(13.2%)

Gross written premiums increased by $5.8 million, or 4.2%, to $143.8 million for the year ended December 31, 2023, compared to $138.0 million for the year ended December 31, 2022.

Commercial lines gross written premiums decreased $9.8 million, or 8.4%, to $107.1 million, for the year ended December 31, 2023, compared to $116.9 million for the year ended December 31, 2022. Gross written premiums for our hospitality programs decreased by $5.5 million, or 20.5%, to $21.5 million for the year ended December 31, 2023, compared to $27.0 million for the year ended December 31, 2022. Gross written premiums for our small business programs decreased by $4.3 million, or 4.7%, to $85.6 million, for the year ended December 31, 2023, compared to $89.9 million for the year ended December 31, 2022. In both the hospitality and small business programs, the reductions in premiums were due to the Company’s concerted efforts to reduce writings in individual lines of business and jurisdictions that were the least profitable.

Personal lines gross written premiums increased $15.6 million, or 73.8%, to $36.8 million for the year ended December 31, 2023, compared to $21.2 million for the year ended December 31, 2022. The increase was largely driven by increased policy counts in Texas and Oklahoma. The Company is expected to discontinue writing in Oklahoma in the second quarter of 2024. Oklahoma homeowners represented $17.1 million of the Company’s gross written premium in 2023. Texas homeowners is expected to continue to grow.

Net written premiums decreased $22.5 million, or 24.7%, to $68.7 million, for the year ended December 31, 2023, compared to $91.2 million for the year ended December 31, 2022.

As part of the Security Program transaction, the Company ceded 100% of its gross unearned premium related to the program as of September 30, 2023. This increased the Company's net ceded written premium by $18.8 million in its commercial lines of business for the year ended December 31, 2023. Commercial lines net written premiums further decreased due to more ceded premiums as a result of a higher reinsurance cost and the Company entered into a new quota share reinsurance agreement, effective January 1, 2023. The new 50% quota share treaty applies to a subset of our commercial business that represents approximately 12.0% of our gross written premiums for the year ended December 31, 2023. The Company ceded $10.3 million of written premium related to this quota share reinsurance agreement for the twelve months ended December 31, 2023.

Agency Commission Income

Commission income is received by the Company’s insurance agency for writing policies for third-party insurance companies. Agency commission income increased by $4.3 million to $5.7 million for the year ended December 31, 2023, compared to $1.4 million for the year ended December 31, 2022. The increase was due to the Company's Security Program transaction in September of 2023. As part of the arrangement with the buyer, our managing general agency, CIS, is appointed as the producer for this business, for approximately a two-year transition period. During this time our wholesale agency segment will receive a commission from the buyer, and pay a sub-producer substantially the same commission. This will result in higher consolidated other income for the Company. Policy acquisition costs will remain substantially the same amount for the period of this agreement. In 2023, the Company recorded $5.2 million of commission revenue and $5.2 million of commission expense as a result of this arrangement.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings and policy issuance costs. Other income decreased by $660,000, or 48.7%, to $694,000 for the year ended December 31, 2023, compared to $1.4 million for the year ended December 31, 2022. The decrease in other income was mostly related to the homeowners business that was originally produced within the consolidated Company during 2022. This homeowners business was contributed to SSU in December of 2022, resulting in a significant decline in other income during 2023.

Losses and Loss Adjustment Expenses

The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2023 and 2022 (dollars in thousands).

Year Ended December 31, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$43,622	$20,958	$64,580
Net (favorable) adverse development	19,206	(1,373)	17,833
Calendar year net loss and LAE	$62,828	$19,585	$82,413

Accident year loss ratio	73.4%	84.5%	76.6%
Net (favorable) adverse development	32.3%	(5.6)%	21.2%
Calendar year loss ratio	105.7%	78.9%	97.8%

Year Ended December 31, 2022	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$46,884	$10,272	$57,156
Net (favorable) adverse development	23,878	406	24,284
Calendar year net loss and LAE	$70,762	$10,678	$81,440

Accident year loss ratio	57.9%	64.3%	58.9%
Net (favorable) adverse development	29.4%	2.6%	25.0%
Calendar year loss ratio	87.3%	66.9%	83.9%

Net losses and LAE increased by $973,000, or 1.2%, to $82.4 million for the year ended December 31, 2023, compared to $81.4 million for the year ended December 31, 2022. The calendar year loss ratios were 97.8% and 83.9% for the years ended December 31, 2023 and 2022, respectively. The increase in losses was attributable to both higher current accident year losses as well as reserve strengthening on prior year accident years.

Current accident year losses were higher mostly as a result of significant storm activity in the Oklahoma homeowners line in the spring and early summer of 2023. Commercial lines current accident year losses were lower mostly due to an improved mix of business in 2023 as compared to prior years. The Company's quick service restaurant program, which generated large losses in prior years and $2.7 million of accident year losses in 2022, only generated $270,000 of accident year losses in 2023. We would expect no more accident year losses from the quick service restaurant program going forward as the premiums were fully earned out as of December 31, 2023. The sale of the Security Program included ceding 100% of the unearned premiums on this program as of September 30, 2023, resulting in a significantly reduced amount of accident year losses for this program in the fourth quarter of 2023. This program represented 35.3% of the Company’s net earned premiums for the year-to-date period ending as of September 30, 2023, and zero percent in the fourth quarter of 2023.

The Company experienced $19.2 million of adverse development for the year ended December 31, 2023, related to the Company's commercial lines of business, while the Company experienced $1.4 million of favorable development in its personal lines of business.

Of the $19.2 million of adverse development for the Company's commercial lines for year ended December 31, 2023, $7.2 million was related to accident year 2022, $6.9 million was related to accident year 2021, and $4.9 million was related to accident year 2020 and $173,000 was 2019 and prior years. The development came primarily from commercial liability lines of business particularly in the longer tail lines of business, as a result of additional loss emergence primarily from the Security Program which represented 58% of the adverse development while the remainder was substantially in hospitality, most notably the quick service restaurant program. Both the Security Program and the quick service restaurant program are no longer written by the Company. As a result of this loss emergence, the Company increased its expected loss ratio selections on both prior accident years as well as the current accident year, resulting in increases to our carried loss reserves.

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

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2023	2022

Commercial Lines
Policy acquisition costs	15.3%	21.8%
Operating expenses	20.2%	16.1%
Total	35.5%	37.9%

Personal Lines
Policy acquisition costs	26.8%	28.8%
Operating expenses	13.9%	12.2%
Total	40.7%	41.0%

Total Underwriting
Policy acquisition costs	18.8%	23.0%
Operating expenses	18.3%	15.4%
Total	37.1%	38.4%

Our expense ratio decreased by 1.3% to 37.1% for the year ended December 31, 2023, as compared to the same period in 2022. The decrease was driven by a reduction in the policy acquisition costs ratio and was partially offset by an increase in the operating expense ratio.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income decreased by 4.2%, from 23.0% in 2022, to 18.8% in 2023. The decrease was primarily related to additional ceding commissions, which reduces commission expense, as a result of the new quota share reinsurance treaty mentioned above.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income increased by 2.9%, from 15.4% in 2022, to 18.3% in 2023. The operating expense ratios were higher primarily due to increased reinsurance costs due to the new quota share reinsurance treaty mentioned above, which lowered net earned premiums.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the years ended December 31, 2023 and 2022 (dollars in thousands):

Underwriting Gain (Loss)

	Years Ended December 31,
	2023	2022	Change
Commercial Lines	$(24,512)	$(25,845)	$1,333
Personal Lines	(4,882)	(1,248)	$(3,634)
Total Underwriting	(29,394)	(27,093)	(2,301)
Wholesale Agency	(495)	(553)	58
Corporate	(1,067)	(921)	(146)
Eliminations	69	238	(169)
Total underwriting income (loss)	$(30,887)	$(28,329)	$(2,558)

Investment Income

Net investment income increased by $2.5 million, or 81.6%, to $5.5 million for the year ended December 31, 2023, compared to $3.0 million for the year ended December 31, 2022. This increase was due to an increase in interest income in our debt securities due to higher interest rates in 2023. Average invested assets during 2023 were $141.7 million compared to $160.1 million for the same period in 2022. The investment portfolio was comprised of 84.1% debt securities, 1.6% equity securities, and 14.3`% short-term investments as of December 31, 2023. The investment portfolio was comprised of 81.2% debt securities, 3.5% equity securities, and 15.3% short-term investments as of December 31, 2022.

The debt securities portfolio had an average credit quality was AA+ at December 31, 2023 and 2022, respectively. The portfolio produced a tax-equivalent book yield of 3.3% and 2.3% for the years ended December 31, 2023 and 2022, respectively. The option adjusted duration of the debt securities portfolio was 2.9 years and 3.5 years at December 31, 2023 and 2022, respectively.

Realized Investment Gains (Losses)

Net realized investment losses were $20,000 during 2023, compared to $1.5 million of losses during 2022. The Company repositioned most of its equity portfolio in 2022, and had minimal activity related to selling equity securities in 2023.

Interest Expense and Preferred Dividend

Interest expense was $3.2 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively. The Company repaid $24.4 million of its 6.75% public senior unsecured notes (the "old notes") and issued $17.9 million of 9.75% public senior unsecured notes (the "new notes") during the third quarter of 2023, which mature on September 30, 2028. The Company also restructured its existing $10.5 million of 7.5% subordinated notes to $10.0 million of new 12.5% senior secured notes on September 30, 2023. The senior secured notes mature on September 30, 2028.

Interest expense includes the amortization of debt issuance costs relating to the new notes and the senior secured notes. The interest expense relating to the amortization of debt issuance costs on the new notes is $353,000 per annum over the 5-year life of the new notes. The interest expense relating to the amortization of debt issuance costs on the senior secured notes is $189,000 per annum over the 5-year life of the senior secured notes.

The increase in interest rates and debt issuance costs from the Company's new and restructured debt during the third quarter of 2023 contributed to the $235,000 increase in interest expense during 2023, compared to 2022.

We issued $25.3 million of the old notes in 2018, of which, $24.4 million was outstanding as of December 31, 2022, due to Company repurchases of the old notes during 2020. The Company did not repurchase any of the old notes in 2022. Interest expense includes the amortization of debt issuance costs relating to the old notes which is $260,000 per annum over the 5-year life of the Notes. The interest expense relating to the amortization of debt issuance costs for the existing $10.5 million of the subordinated notes is $51,000 per annum over the 20-year life of the subordinated notes.

The Company had a $10.0 million line of credit during 2022, which it drew upon and paid down at various times. This contributed to the interest expense in 2022. The Company had no outstanding balance on its line of credit on December 31, 2022, as the line of credit agreement matured on December 1, 2022, and was not renewed.

The Company also pays a dividend on its $6.0 million preferred stock. Refer to Note 13 ~ Shareholders’ Equity for further details. The preferred stock dividend is not an expense and does not impact net income. However, it does reduce net income allocable to common shareholders, earnings per share and cash flows. The Company declared $19,000 of dividends in 2023, and would expect to pay $630,000 for a full year at the current dividend rate, which is variable.

Income Tax Expense

For the year ended December 31, 2023, the Company reported $26,000 of current federal income tax benefit and $0 of current state income tax benefit. The Company reported a deferred tax benefit of $17,000 and $9.4 million for the years ended December 31, 2023 and 2022, respectively.

There is a $28.0 million valuation allowance against 100% of the net deferred tax assets at December 31, 2023. The valuation allowance was $21.7 million as of December 31, 2022. As of December 31, 2023, the Company has net operating loss carryforwards for federal income tax purposes of $80.8 million, of which $78.2 million expire in tax years 2030 through 2043 and $10.3 million will never expire. Of this amount, $19.5 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $120.3 million, which expire in tax years 2024 through 2043.

Liquidity and Capital Resources

Sources and Uses of Funds

At December 31, 2023, the Company had $32.0 million in cash, cash equivalents, and short-term investments, of which, $16.8 million was unrestricted. Our principal sources of funds have historically been insurance premiums, investment income, proceeds from maturity and sale of invested assets and other income. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

In December 2023, the Company issued $6.0 million of Series A Preferred Stock. The Company intends to use the proceeds for working capital and general corporate purposes.

During 2024, based on the capital structure as of December 31, 2023, the Company will be required to make $1.0 million of principal payments on the senior secured notes, $630,000 of preferred dividend payments and approximately $3.3 million of interest on all of the Company's debt instruments, all of which are paid quarterly.

We conduct our business operations primarily through our Insurance Company Subsidiaries and our wholesale agency. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries and wholesale agency to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries and the wholesale agency by the Parent

Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries and wholesale agency; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. We received $1.4 million in dividends paid from RCIC in 2023. No dividends were paid from our Insurance Company Subsidiaries in 2022, and do not anticipate any dividends being paid to us from our insurance subsidiaries during 2024 and 2025.

We contributed $400,000, $6.8 million and $11.4 million to our Insurance Company Subsidiaries in 2023 and 2022, respectively.

Largely due to reserve strengthening during 2023 in our Insurance Company Subsidiaries, we incurred a consolidated net loss of $25.9 million. We used cash from operation activities of $13.6 million and our overall equity at December 31, 2023 totaled $2.9 million. As a result of these factors, we were out of compliance with several of our debt covenants and obtained a waiver from our lender. The aforementioned factors have presented additional liquidity and capital challenges on the Company’s financial condition.

Both Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. As part of our strategic shift, going forward we plan to utilize third-party insurers and rely mostly on commission revenues in our managed general agency, CIS. Substantially all of our commercial lines business will be no longer be written by our insurance company subsidiaries by the end of the second quarter of 2024. However, we do plan to continue to write a limited amount of the personal lines on CIC. We do not expect to be writing any business in WPIC by the end of the second quarter of 2024.

As of the filing of this Form 10-K, the Insurance Company Subsidiaries are still the primary underwriters for the business produced by CIS and still the primary source of revenues and cash flows. The Insurance Company Subsidiaries are currently both required to provide an action plan with the state of domicile insurance regulator to remediate certain statutory capital and surplus regulatory deficiencies. If we do not remediate the regulatory deficiencies the insurance regulator could suspend or terminate the insurers’ authority to write business. Also, A.M. Best and Kroll downgraded the financial strength ratings of both companies and we terminated the rating relationship. Therefore, neither company is currently rated by a nationally recognized statistical rating organization which can have an impact on the ability to market to policyholders. We believe that the Insurance Company Subsidiaries will both regain compliance with the state insurance regulators, however, as part of the strategic shift, we no longer expect significant revenues to be generated through them after the second quarter of 2024. These circumstances could jeopardize the ability of the Company to generate insurance underwriting revenues which could raise substantial doubt on our ability to meet our obligations as they become due.

To alleviate these concerns the Company is in the process of implementing the strategic shift mentioned above which will not require the use of either Insurance Company Subsidiary to generate the majority of the Company’s revenues going forward. Rather, the Company will expect to generate the vast majority of its revenue from commissions from third-party insurers. In order to successfully implement the strategic shift the Company must have in place producer agreements with third-party insurers. Currently the Company has executed one producer agreement for approximately 25% of the existing commercial lines book of business and is expected to execute another producer agreement with a different third-party insurer for the remaining commercial lines business within a a short period of time of filing this Form 10-K. We expect to continue to underwrite the existing personal lines business within our Insurance Company Subsidiaries.

With these producer agreements in place the Company expects to be able to generate the needed revenues to meeting our obligations as they become due over the next twelve months. In the event there are delays in implementing the strategic shift or other uncertainties arise with respect to completion of our strategic shift during 2024, these events could have a negative effect on our liquidity and ability to satisfy our obligations as they become due. If the Company were to experience any such uncertainties, the Company believes it has alternative sources of liquidity available which are sufficient to cover any short-term needs as a result of any such uncertainties encountered. Management believes the current actions being executed to implement the planned strategic shift coupled with additional available sources of available liquidity, will be sufficient to enable the Company to meet its obligations for the foreseeable future.

Our outstanding public debt securities are currently trading at a discount to their face amount. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash, in exchange for common stock, or for a combination of cash and common stock, in open market or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in such transactions, individually or in the aggregate, may be material.

Cash Flows

Operating Activities. Cash used in operating activities for the year ended December 31, 2023 was $13.6 million compared to $40.5 million for the same period in 2022. The $26.9 million decrease in cash used in operating activities was primarily due to a $35.1 million decrease in net losses paid, a $8.9 million decrease in acquisition costs paid on our underwriting business and a $1.0 million decrease in operating expenses paid. These decreases were offset by a $23.4 million decrease in net premiums collected during the year. Funds held under reinsurance agreements were $24.6 million and $11.0 million at December 31, 2023 and 2022, respectively. The impact of changes in funds held contributed $2.4 million to the decrease in cash used in operating activities during 2023.

Cash used in operating activities for the year ended December 31, 2022 was $40.5 million compared to cash provided by operating activities of $5.4 million for the same period in 2021. The $45.9 million decrease was primarily due to a $45.2 million increase in paid losses and $8.0 million decrease in premiums collected, net of reinsurance premiums and a $5.4 million risk fee paid. This decrease was offset by a $6.9 million decrease in the amount of acquisition costs paid during 2022 compared to 2021.

Investing Activities. Cash used in investing activities for the year ended December 31, 2023 was $272,000 compared to $56.5 million of cash provided by investing activities in 2022. The $56.8 million decrease in cash provided by investing activities over the prior year was driven by a $102.0 million decrease in proceeds from sales of investments, a $9.9 million decrease in proceeds from maturities and redemptions of investments and a $32.8 million decrease in proceeds from the sale of the agency business that occurred in 2022. These decreases were offset by an $83.4 million decrease in cash used for purchases of investments in 2023 compared to 2022.

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

Financing Activities. Cash used in financing activities for the years ended December 31, 2023, was $3.2 million compared to $2.1 million of cash provided by financing activities for years ended December 31, 2022. The $5.3 million decrease was largely attributed to the Company paying down $13.9 million of its existing public debt that was due on September 30, 2023. This was offset by the Company borrowing an additional $6.7 million in debt and raising $6.0 million of preferred stock in December 2023, compared to $5.0 million of proceeds from common stock in 2022.

Cash provided by financing activities for the years ended December 31, 2022, was $2.1 million compared to $5.0 million of cash used by financing activities for years ended December 31, 2021. The $7.1 million increase was largely attributed to the Company raising $5.0 million through the issuance of additional common stock in August 2022.

Outstanding Debt

The Company issued $17.9 million of public senior unsecured notes ("New Public Notes") during the third quarter of 2023. The New Public Notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the New Public Notes, in whole or in part, at face value at any time after September 30, 2025.

The Company paid down $500,000 of principal on its $10.5 million of subordinated notes on September 29, 2023. The Company then restructured its existing $10.0 million of subordinated notes to senior secured notes ("Senior Secured Notes") with its lender on September 30, 2023. The Senior Secured Notes mature on September 30, 2028, and bear an interest rate of 12.5% per annum. Interest is payable quarterly at the end of March, June, September, and December. Quarterly principal payments of $250,000 are required starting on December 31, 2023 through September 30, 2028. The Company may redeem the Senior Secured Notes, in whole or in part, for a call premium of $1.8 million less 22% of the interest payment amounts that were paid prior to the date of redemption. As of December 31, 2023, the Company was not in compliance with the tangible net worth, dividend paying capacity, risk-based capital and consolidated debt to capital covenants on its Senior Secured Notes. On March 27, 2024, the holders of the senior secured notes waived the December 31, 2023 covenants, and waived any future instances of non-compliance with the same covenants going forward through May 31, 2025. Management expects to be in compliance with all debt covenants in future periods.

As of December 31, 2023, the carrying value of the New Public Notes and Senior Secured Notes were offset by $1.7 million and $897,000 of capitalized debt issuance costs, respectively. The debt issuance costs are amortized through interest expense over the life of the loans. Refer to Note 10 ~ Debt for additional information regarding our outstanding debt.

The Company maintained a $10.0 million line of credit with a national bank that matured on December 1, 2022. The line of credit was not renewed after it matured. The line of credit contained interest at the London Interbank rate ("LIBOR") plus 2.75% per annum, payable monthly.

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

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2023 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Senior unsecured notes	$17,887	$—	$—	$17,887	$—
Interest on senior unsecured notes	8,284	1,744	3,488	3,052	—
Senior secured notes	9,750	1,000	2,000	6,750	—
Interest on senior secured notes	4,453	1,172	1,969	1,312	—
Lease obligations	1,302	274	460	390	178
Unpaid loss and loss adjustment expense (1)	174,612	50,948	68,901	37,081	17,682
Purchase Obligations (2)	1,020	360	660	—	—
Total	$217,308	$55,498	$77,478	$66,472	$17,860

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

At December 31, 2023, CIC fell within the Company Action Level of the RBC formula and WPIC fell within the Regulatory Action Level of the RBC formula. WPIC also fell below two other regulatory thresholds which are necessary to stay in compliance. Management is required to provide a plan to its domiciliary regulator that shows how the Companies will get above the minimum level requirements. In the event the Companies do not regain compliance, the director may suspend, revoke, or limit the certificate of authority of the Companies. Management believes that the reduction in premium anticipated by the strategic shift to use third-party insurers for substantially all of its commercial lines business will be sufficient to bring the Companies back into compliance by December 31, 2024. Management expects to substantially cease all writings in WPIC by the end of the second quarter of 2024.

The NAIC’s IRIS was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. State insurance regulators review the IRIS ratio results to determine if an insurer is in need of further regulatory scrutiny or action. While the ratios, individually and collectively, are useful tools for identifying companies that may be experiencing financial difficulty, they are only a guide for regulators and should not be considered an absolute indicator of a Company's financial condition. While inquiries from regulators are not uncommon, our Insurance Company Subsidiaries have not experienced any regulatory actions due to their IRIS ratio results.

Recently Issued Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies: Recently Issued Accounting Guidance of the Notes to the Consolidated Financial Statements for detailed information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2023. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At December 31, 2023 and 2022, the fair value of our investment portfolio, excluding cash and cash equivalents, was $146.0 million and $137.4 million, respectively. Our investment portfolio consists principally of investment-grade, fixed-income securities, classified as debt securities. Accordingly, the primary market risk exposure to our debt portfolio is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The option adjusted duration of the debt securities portfolio was 2.9 and 3.5 years as of December 31, 2023 and 2022, respectively.

The table below summarizes our interest rate risk. The table also illustrates the sensitivity of the fair value of our investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2023. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2023	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity
200 basis point increase	135,941	$(7,714)	(5.4)%	(267.0)%
100 basis point increase	139,647	(4,008)	(2.8)%	(138.7)%
No change	143,655	—	—	—
100 basis point decrease	147,979	4,324	3.0%	149.7%
200 basis point decrease	152,590	8,935	6.2%	309.3%

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

At December 31, 2023 and 2022, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $112.3 million and $99.6 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2023. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the

Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in internal controls over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002 due to the Company’s small reporting company status elected on Form 10-K.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

ITEMS 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 22, 2024 and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners and Management,” “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm." Our Code of Business Conduct and Ethics can be found on our website www.cnfrh.com.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 166)	60
	Consolidated Balance Sheets – December 31, 2023 and 2022	63
	Consolidated Statements of Operations – For Years Ended December 31, 2023 and 2022	64
	Consolidated Statements of Comprehensive Income (Loss) – For Years Ended December 31, 2023 and 2022	65
	Consolidated Statement of Changes in Shareholders’ Equity – For Years Ended December 31, 2023 and 2022	66
	Consolidated Statements of Cash Flows – For Years Ended December 31, 2023 and 2022	67
	Notes to Consolidated Financial Statements	69
2.	Financial Statement Schedules
	Schedule I – Summary of Investments Other Than Investments in Related Parties – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 5 ~ Investments
	Schedule II – Condensed Financial Information of Registrant	102
	Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 20 ~ Segment Information
	Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto See Note 9 ~ Reinsurance
	Schedule V – Valuation and Qualifying Accounts	106
	Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements and notes thereto
3.	Exhibits – The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Form 10-K	107

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Conifer Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022; and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current year audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 8 to the Financial Statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expense (LAE) totaled $175 million at December 31, 2023. The Company’s reserve for unpaid losses and LAE represents the estimated ultimate cost of settling all claims incurred related to insured events that have occurred as of the reporting date. The Company determines the reserve for unpaid losses and LAE on an individual-case basis for those claims reported as of December 31, 2023, with bulk reserves for additional development, if any, on the reported claims and an estimate for unpaid losses and LAE for all claims incurred related to insured events that have occurred as of December 31, 2023 but have not yet been reported by the policyholders to the Company (collectively referred to as incurred but not reported, or IBNR). The Company estimates IBNR reserves by projecting ultimate losses using industry-accepted actuarial methods. Management engages an independent actuarial firm to prepare an actuarial analysis of unpaid losses and LAE and provides a statement of actuarial opinion on management’s estimate of unpaid losses and LAE.

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
•
We tested the completeness, integrity, and accuracy of the underlying data used by the Company’s actuaries, such as paid loss data, case reserve data, loss adjustment expense data, and loss development tables.
•
With assistance from our engaged actuarial specialist, we reviewed the reasonableness of the methods and assumptions used by the Company and their engaged actuary to develop their unpaid losses and LAE reserve estimate.
•
We performed additional analysis over certain lines of business where historical development of losses could have a significant impact on the current estimate of unpaid losses.
•
We evaluated management’s prior year estimate for unpaid losses and LAE and the factors leading to changes in the estimate recognized in the current year.

Going Concern Analysis – Refer to Note 1 of the Financial Statements

Critical Audit Matter Description

As described in Note 1 to the Company’s consolidated financial statements, the Company has experienced continued net losses, negative operating cash flows, significant adverse claim development, and has breached multiple debt covenants (that have subsequently been waived through May 31, 2025). Management has developed cash flow projections based on management’s plans which they believe will allow the Company to meet its obligations for twelve months from the date of issuance of the consolidated financial statements.

Auditing management’s going concern analysis and the evaluation and disclosure of liquidity was challenging because of the subjectivity used by management when evaluating whether the Company will meet its obligations as they come due, which are based on significant future actions by management.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to audit this critical audit matter included the following:

•
We obtained an understanding and evaluated the design of management’s internal controls over developing the Company's going concern analysis. We evaluated the design of controls over management's process to forecast financial results and liquidity for one year after the date the consolidated financial statements are issued, including management's review of significant assumptions and the completeness and accuracy of underlying data use in the forecast.

•
To assess the Company’s ability to forecast revenue, we compared historical revenue to actual results. We assessed the reasonableness of the Company’s assumptions related to forecasted revenue, including expected premium volume in comparison to historical experience and other sources of future revenue and considered whether the assumptions were consistent with evidence obtained in other areas of the audit.

•
We evaluated the sensitivity and impact of reasonably possible changes in the key assumptions and estimates, including management’s ability to execute a planned change in business strategy, potential uncertainty in timing of execution of such a transition in strategy, and management's projections of future claims expense, based on historical adverse development as well as other sources of liquidity available to the Company.

•
We addressed whether management plans were considered probable of being implemented, and when considered with other potential sources of liquidity available to the Company, were considered sufficient to overcome the current liquidity challenges present.

•
We also evaluated management's liquidity disclosures in the consolidated financial statements for accuracy and completeness.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2022.

East Lansing, Michigan

April 1, 2024

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2023	2022
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $135,370 and $127,119, respectively)	$122,113	$110,201
Equity securities, at fair value (cost of $2,385 and $1,905, respectively)	2,354	1,267
Short-term investments, at fair value	20,838	25,929
Total investments	145,305	137,397

Cash and cash equivalents	11,125	28,035
Premiums and agents' balances receivable, net	29,369	21,802
Receivable from Affiliate	1,047	1,261
Reinsurance recoverables on unpaid losses	70,807	82,651
Reinsurance recoverables on paid losses	12,619	6,653
Prepaid reinsurance premiums	28,908	16,399
Deferred policy acquisition costs	6,285	10,290
Other assets	6,339	7,862
Total assets	$311,804	$312,350
Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$174,612	$165,539
Unearned premiums	65,150	67,887
Reinsurance premiums payable	246	6,144
Debt	25,061	33,876
Funds held under reinsurance agreements	24,550	11,084
Premiums payable to other insureds	13,986	—
Accounts payable and accrued expenses	5,310	8,870
Total liabilities	308,915	293,400

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, no par value (10,000,000 shares authorized; 1,000 and 0 issued and outstanding, respectively)	6,000	—
Common stock, no par value (100,000,000 shares authorized; 12,222,881 and 12,215,849 issued and outstanding, respectively)	98,100	97,913
Accumulated deficit	(86,683)	(60,760)
Accumulated other comprehensive income (loss)	(14,528)	(18,203)
Total shareholders' equity	2,889	18,950
Total liabilities and shareholders' equity	$311,804	$312,350

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue and Other Income
Gross earned premiums	$146,572	$135,401
Ceded earned premiums	(62,637)	(38,690)
Net earned premiums	83,935	96,711
Net investment income	5,526	3,043
Net realized investment gains (losses)	(20)	(1,505)
Change in fair value of equity securities	608	403
Gain from VSRM Transaction	—	8,810
Loss portfolio transfer risk fee	—	(5,400)
Gain from sale of renewal rights	2,335	—
Other gains (losses)	—	59
Agency commission income	5,680	1,414
Other income	694	1,354
Total revenue and other income	98,758	104,889

Expenses
Losses and loss adjustment expenses, net	82,413	81,440
Policy acquisition costs	20,892	22,179
Operating expenses	17,891	18,789
Interest expense	3,206	2,971
Total expenses	124,402	125,379

Income (loss) before income taxes	(25,644)	(20,490)
Equity earnings (losses) in Affiliate, net of tax	(251)	368
Income tax expense (benefit)	9	(9,441)

Net income (loss)	$(25,904)	$(10,681)
Preferred stock dividends	19	—
Net income (loss) allocable to common shareholders	(25,885)	(10,681)

Earnings (loss) per common share, basic and diluted	$(2.12)	$(1.00)

Weighted average common shares outstanding, basic and diluted	12,220,511	10,692,090

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2023	2022
Net income (loss)	$(25,904)	$(10,681)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	3,624	(16,024)
Income tax expense (benefit)	—	—
Unrealized investment gains (losses), net of tax	3,624	(16,024)
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(51)	69
Income tax expense (benefit)	—	—
Total reclassifications included in net income (loss), net of tax	(51)	69

Other comprehensive income (loss)	3,675	(16,093)

Total comprehensive income (loss)	$(22,229)	$(26,774)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(dollars in thousands)

	No Par, Preferred Stock		No Par, Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity
Balances at January 1, 2022	—	—	9,707,817	92,692	(50,079)	(2,110)	40,503
Net income (loss)	—	—	—	—	(10,681)	—	(10,681)
Repurchase of common stock	—	—	(1,968)	10	—	—	10
Issuance of common stock private placement	—	—	2,500,000	5,000	—	—	5,000
Stock-based compensation expense	—	—	10,000	211	—	—	211
Other comprehensive income (loss)	—	—	—	—	—	(16,093)	(16,093)
Balances at December 31, 2022	—	$—	12,215,849	$97,913	$(60,760)	$(18,203)	$18,950
Net income (loss)	—	—	—	—	(25,904)	—	(25,904)
Issuance of preferred stock	1,000	6,000	—	—	—	—	6,000
Repurchase of common stock	—	—	(1,968)	(3)	—	—	(3)
Cash dividends paid on preferred stock	—	—	—	—	(19)	—	(19)
Stock-based compensation expense	—	—	9,000	190	—	—	190
Other comprehensive income (loss)	—	—	—	—	—	3,675	3,675
Balances at December 31, 2023	1,000	$6,000	12,222,881	$98,100	$(86,683)	$(14,528)	$2,889

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(25,904)	$(10,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain from sale of renewal rights	(2,335)	—
Gain upon consolidation of VSRM (1) and sale of agency business	—	(10,052)
Depreciation and amortization	545	417
Amortization of bond premium and discount, net	(871)	320
Net realized investment (gains) losses	20	1,505
Change in fair value of equity securities	(608)	(403)
Loss on sale of fixed assets	—	33
Deferred Income tax expense	(17)	(9,396)
Stock-based compensation expenses	190	211
Equity (earnings) loss in Affiliate, net of tax	251	(368)
Other	—	60
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums, agents' balances and other receivables	(7,549)	(594)
Reinsurance recoverables	5,878	(47,613)
Prepaid reinsurance premiums	(12,509)	(8,098)
Deferred policy acquisition costs	4,005	1,977
Other assets	250	(138)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	9,073	26,454
Unearned premiums	(2,737)	2,618
Funds held under reinsurance agreements	13,450	11,100
Reinsurance premiums payable	(5,898)	826
Premiums payable to other insureds	13,986	—
Accounts payable and other liabilities	(2,612)	1,348
Net cash provided by operating activities	(13,392)	(40,474)
Cash Flows From Investing Activities
Purchases of investments	(234,869)	(318,227)
Proceeds from maturities and redemptions of investments	10,424	20,324
Proceeds from sales of investments	222,772	324,091
Proceeds from sale of renewal rights	2,335	—
Proceeds from sale of agency business, net of $271 of cash disposed of (1)	—	32,759
Purchase of VSRM, net of $3,920 cash acquired (1)	—	(1,947)
Deconsolidation of SSU (1)	—	(497)
Contribution to SSU (1)	(934)	—
Net cash provided by (used in) investing activities	(272)	56,503
Cash Flows From Financing Activities
Proceeds received from issuance of shares of preferred stock	6,000	—
Proceeds received from issuance of shares of common stock	—	5,000
Proceeds from issuance of long-term debt	6,727	—
Repurchase of common stock	(3)	10
Borrowings under lines of credit	—	19,500
Repayment of lines of credit	—	(19,500)
Paydown of long-term debt	(13,971)	(2,917)
Debt issuance costs	(1,999)	—
Net cash provided by (used in) financing activities	(3,246)	2,093
Net increase (decrease) in cash	(16,910)	18,122
Cash at beginning of period	28,035	9,913
Cash at end of period	$11,125	$28,035

(1) See Note 3 ~ VSRM Transaction

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Supplemental Disclosure of Cash Flow Information

(dollars in thousands)

	Year Ended December 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,077	$2,979
Income taxes paid (refunded), net	1	(11)
Exchanging of public senior unsecured notes	11,160	—
Preferred stock dividends declared but not paid at end of period	19	—

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries Conifer Insurance Company ("CIC"), Red Cedar Insurance Company ("RCIC"), White Pine Insurance Company ("WPIC"), Conifer Insurance Services ("CIS") formerly known as Sycamore Insurance Agency, Inc. ("Sycamore"), and VSRM, Inc. ("VSRM"). VSRM has substantially no operations following the contribution to SSU as described in Note 3 ~ VSRM Transaction. CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc. is referred to as the "Parent Company." VSRM owns a 50% non-controlling interest in Sycamore Specialty Underwriters, LLC ("SSU" or "Affiliate").

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

Lease Accounting

The Company accounts for leases under FASB Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which required the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value upon initial recognition, for all leases that extend beyond 12 months. For operating leases, the asset and liability are amortized over the lease term with expense recognized on a straight-line basis and all cash flows included in the operating section of the consolidated statement of cash flows. We do not have any financing leases. Our operating leases consist primarily of real estate utilized in the operation of our businesses with lease terms ranging from 5 to 10 years. Management has determined the appropriate discount rate to use in calculating the right-to-use asset and lease liability is 9.5%. The Company records a right-of-use asset and lease liabilities included in Other Assets and Other Liabilities in the Consolidated Balance Sheets. As of December 31, 2023, the Company had a right-of-use asset of $960,000, and lease liabilities of $1.0 million. As of December 31, 2022, the Company had a right-of-use asset of $1.3 million, and lease liabilities of $1.3 million.

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

We review available-for-sale debt securities for credit losses based on current expected credit loss methodology at the end of each reporting period. We do not have any securities classified as trading or held to maturity.

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

For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Our outside investment managers assist us in this evaluation.

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

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. We review these investments for impairment during each reporting period. These investments are a component of Other Assets in the Consolidated Balance Sheets. There were no observable prices changes to the Company's other equity investments during 2023 or 2022.

Credit Losses

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

In 2022, the Company entered into a loss portfolio transfer ("LPT") reinsurance agreement. The LPT is a retroactive reinsurance contract. See Note 9 ~ Reinsurance for further details regarding the LPT.

Deferred Policy Acquisition Costs

Costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business are deferred. These deferred costs consist of commissions paid to agents (net of ceding commissions), premium taxes, and underwriting costs, including compensation and payroll related benefits. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense. Amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the estimated policy term.

To the extent that unearned premiums on existing policies are not adequate to cover the sum of expected losses and LAE, unamortized acquisition costs and policy maintenance costs, unamortized deferred policy acquisition costs are charged to expense to the extent required to eliminate the premium deficiency. If the premium deficiency is greater than the unamortized policy acquisition costs, a liability is recorded for any such deficiency. As of December 31, 2023, there was no premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency exists. Management performs this evaluation at each insurance product line level.

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and LAE in the Consolidated Balance Sheets represents the Company’s estimate of the amount it expects to pay for the ultimate cost of all losses and LAE incurred that remain unpaid at the balance sheet date. The liability is recorded on an undiscounted basis. The process of estimating the liability for unpaid losses and LAE is a complex process that requires a high degree of judgment.

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

As of December 31, 2023 and 2022, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

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

Agency Commission Income

Agency commission income is comprised of commissions earned on policies where the Company has no exposure to underlying risk on the policies written. Agency commission income is earned at the time the policy is written.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. ASU 2023-07 is effective for fiscal years beginning after December 31, 2024. Early adoption is permitted. the Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 requires public business entities to disclose additional information with respect to the reconciliation of the effective tax rate to the statutory rate. Additionally, public business entities will need to disaggregate federal, state and foreign taxes paid in their financial statements. ASU 2023-09 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Risks and Uncertainties

The Company is exposed to interest rate risks as it maintains a significant amount of its investment portfolio in debt securities. As of December 31, 2023, total net unrealized losses in the debt securities was $13.3 million. Management believes it will not need to sell debt securities at significant losses as it has the ability and intention to hold them until maturity or their values improve.

Company Liquidity

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. The Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company, and we do not anticipate any dividends being paid to us from our insurance subsidiaries during 2024 and 2025.

Due to significant losses in 2023, much of which is attributable to strengthening reserves and severe storm activity affecting the Oklahoma homeowners business, both Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. We incurred a consolidated net loss of $25.9 million. We used cash from the operation activities of $13.6 million, and our overall equity at December 31, 2023 totaled $2.9 million. As a result of these factors, we were out of compliance with several of our debt covenants and obtained a waiver from our lender. The aforementioned factors have resented additional liquidity and capital challenges on the Company's financial condition. Accordingly, management is in the process of implementing a strategic shift in which the Company will utilize third-party insurers and rely mostly on commission revenues generated by our managed general agency. Management may also consider the sale of other assets to generate additional cash resources available to the Company.

In September 2023, the Company repaid its $24.4 million of 6.75% public senior unsecured notes (the "Old Public Notes") and funded it, in part, with issuing 9.75% public senior unsecured notes (the "New Public Notes") in the amount of $17.9 million.

The Company also paid down $500,000 of principal on its subordinated notes on September 29, 2023. The Company then restructured its existing $10.0 million of subordinated notes to Senior Secure Notes with its lender on September 30, 2023. The Senior Secured Notes mature on September 30, 2028, and bear an interest rate of 12.5% per annum. Quarterly principal payments of $250,000 are required on the Senior Secured Notes starting on December 31, 2023 through September 30, 2028. The requirements on the new Senior Secured Notes will result in $1.0 million per year of principal to be paid on the senior secured debt that previously was not required.

On December 20, 2023, the Company issued $6.0 million of its newly designated Series A Preferred Stock (the "Preferred Stock"). The Company intends to use the proceeds for working capital and general corporate purposes.

As of the filing of this Form 10-K, the Insurance Company Subsidiaries are still the primary underwriters for the business produced by CIS and still the primary source of revenues and cash flows. The Insurance Company Subsidiaries are currently both required to provide an action plan with the state of domicile insurance regulator to remediate certain statutory capital and surplus regulatory deficiencies. If we do not remediate the regulatory deficiencies the insurance regulator could suspend or terminate the insurers’ authority to write business. Also, A.M. Best and Kroll downgraded the financial strength ratings of both companies and we terminated the rating relationship. Therefore, neither company is currently rated by a nationally recognized statistical rating organization which can have an impact on the ability to market to policyholders. We believe that the Insurance Company Subsidiaries will both regain compliance with the state insurance regulators, however, as part of the strategic shift, we no longer expect significant revenues to be generated through them after the second quarter of 2024. These circumstances could jeopardize the ability of the Company to generate insurance underwriting revenues which could put into doubt our ability to meet our obligations as they become due.

To alleviate these concerns the Company is in the process of implementing the strategic shift mentioned above which will not require the use of either Insurance Company Subsidiary to generate the majority of the Company’s revenues going forward. Rather, the Company will expect to generate the vast majority of its revenue from commissions from third-party insurers. In order to successfully implement the strategic shift the Company must have in place producer agreements with third-party insurers. Currently the Company has executed one producer agreement for approximately 25% of the existing commercial lines book of business and is expected to execute another producer agreement with a different third-party insurer for the remaining commercial lines business within a week of filing this Form 10-K. We expect to continue to underwrite the existing personal lines business within our Insurance Company Subsidiaries.

With these producer agreements in place the Company expects to be able to generate the needed revenues to meeting our obligations as they become due over the next twelve months. In the event there are delays in implementing the strategic shift or other uncertainties arise with respect to completion of our strategic shift during 2024, these events could have a negative effect on our liquidity and ability to satisfy our obligations as they become due. If the Company were to experience any such uncertainties the Company believes it has alternative sources of liquidity available which are sufficient to cover any short-term needs as a result of any such uncertainties encountered. Management believes the current actions being executed to implement the planned strategic shift coupled with additional available sources of available liquidity, will be sufficient to enable the Company to meet its obligations for the foreseeable future.

2. Sale of Renewal Rights

In September 2023, the Company sold the renewal rights of one of its insurance programs to another insurer for $2.5 million in cash in addition to agreeing to participate in the Company's issuance of new public debt in September 2023, by purchasing $5.0 million of new debt. The program provided mostly liability insurance to the security guard and alarm installation industries. The program produced gross earned premiums of $55.9 million and $41.0 million in 2023 and 2022, respectively. The buyer began writing new and renewal policies for this program as of September 15, 2023. On September 30, 2023, the Company ceded 100% of its gross unearned premium of $30.9 million in the program to the buyer in return for an $8.4 million ceding commission. As of December 31, 2023, the Company retained $24.1 million of net cash owed to the buyer under a funds withheld provision. This can be seen in the funds held under reinsurance agreements in the liability section of the Company's Consolidated Balance Sheets. The funds withheld balance is expected to be paid out as premiums are earned and related claims are paid. The Company incurred $135,000 in expense related to this transaction. As part of this transaction, five claims staff transferred employment to the buyer. The buyer will handle all of the Company’s run-off claims for this program under a related claims administration agreement.

3. VSRM Transaction

Prior to October 13, 2022, CIS, formerly known as Sycamore, owned 50% of Venture Agency Holdings, Inc. ("Venture") and has accounted for its ownership under the equity method of accounting. On October 13, 2022, CIS purchased the other 50% of Venture from an individual for $9.7 million. Following this purchase, CIS obtained control and owned 100% of Venture, which was then renamed to VSRM, Inc. ("VSRM"). VRSM and its two wholly owned subsidiaries, The Roots Insurance Agency, Inc. ("Roots") and Mitzel Insurance Agency, Inc. ("Mitzel") were incorporated into the Company's consolidated financial statements as of the date of the acquisition. CIS initially purchased the Venture shares with a promissory note for $9.7 million and ultimately settled the note with $5.9 million of cash received from the Security & Alarm Business sale, described below, and $3.8 million in the form of stock from the buyer of the Security & Alarm Business. The Company acquired the remaining outstanding shares of VSRM, in order to take advantage of net operating tax losses as part of a tax planning strategy to apply to the Security and Alarm Business sale described below, in addition to the strategic focus of getting out of the Security and Alarm line of business.

The Company recognized CIS's purchase of the individual's shares of VSRM as a step acquisition and revalued all assets and liabilities upon the acquisition date. This resulted in the recognition of an $8.8 million non-operating gain reported in the Consolidated Statement of Operations as Gain from VSRM Transaction in the fourth quarter of 2022. The Company also utilized $12.5 million of federal income tax net operating losses carried forward and $14.8 million state income tax net operating losses carried forward, for a total net-of-tax benefit of $9.4 million. VSRM retained $8.9 million of debt, and $9.4 million of tax liabilities, as well as other smaller assets and liabilities that did not go with the transaction.

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

There were no material transaction costs incurred in the acquisition of VSRM. Additionally, no results of operations for the Security and Alarm business have been included the consolidated financial statements as that business was immediately disposed of. Results of operations for the retained business have been included from the date of acquisition.

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

The following table reconciles the net assets disposed of from this transaction:

Cash at closing	$32,759
Net liabilities transferred	1,499
Hold back	75
Stock of acquirer	3,822
Total purchase price	$38,155

Cash	$271
Premiums transferred to buyer	4,326
Intangible assets	38,154
Trade payables and accrued liabilities assumed by buyer	(5,838)
Net assets disposed of	36,913
Gross gain	1,242
Broker fee transaction costs	(1,242)
Net gain	$—

The net gain on revaluation of the investment in VSRM and the disposal of the Security and Alarm Business line are summarized below:

Gross gains	$10,052
Broker fee	(1,242)
Net gain	$8,810

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

On December 31, 2022, Sycamore Financial Group, LLC ("SFG"), wholly owned by Andrew D. Petcoff purchased 50% of SSU from VSRM, Inc. for $1,000. As a result, SSU and its two wholly owned subsidiaries, Roots and Mitzel, are no longer consolidated in the Company's consolidated financial statements as of December 31, 2022, and VSRM's investment in SSU is accounted for using the equity method. The net assets transferred to SSU had a fair value of $0 at the time of the contribution. There was no gain or loss recognized upon the sale of half of SSU to SFG. Included in the net assets transferred to SSU was a $1.0 million promissory note obligation of VSRM that originated as part of the Venture Transaction described below, and is payable to CIC. The $1.0 million promissory note was still outstanding and payable to CIC as of December 31, 2023. The $934,000 receivable from VSRM in the table below transferred as part of the deconsolidation resulted in the Company retaining an existing related payable for $934,000 which was repaid in 2023.

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

4. Sale of Certain Agency Business

In June of 2021, CIS, formerly known as Sycamore, sold the customer accounts and other related assets of some of its personal and commercial lines of business to Venture. Two promissory notes were created as a result of the sale (one for $3.0 million and one for $6.0 million). In December 2021, Venture paid off the $3.0 million note. On October 20, 2022, Venture paid down $5.0 million of the $6.0 million note. The remaining $1.0 million promissory note was assumed by SSU as part of the contribution of business to SSU described in Note 3 ~ Acquisition of Joint Venture and Subsequent Sale of Business, and was still outstanding as a payable to CIC as of December 31, 2023.

5. Investments

Results for reporting periods occurring before January 1, 2023 continue to be reported in accordance with previously applicable U.S. GAAP and are presented under ASC 326, which was adopted by the Company on January 1, 2023. The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the twelve months ended December 31, 2023. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses of $13.3 million as of December 31, 2023, from the Company's available-for-sale securities are due to market conditions and interest rate changes. Management believes it will not need to sell its available-for-sale securities at significant losses as it has the ability and intention to hold them until maturity or until their values improve.

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at December 31, 2023 and 2022 were as follows (dollars in thousands):

	December 31, 2023
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$5,405	$3	$(161)	$5,247
State and local government	24,274	—	(3,810)	20,464
Corporate debt	34,002	—	(3,507)	30,495
Asset-backed securities	38,289	47	(584)	37,752
Mortgage-backed securities	26,768	—	(4,641)	22,127
Commercial mortgage-backed securities	3,404	—	(160)	3,244
Collateralized mortgage obligations	3,228	—	(444)	2,784
Total debt securities available for sale	$135,370	$50	$(13,307)	$122,113

	December 31, 2022
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$7,833	$—	$(335)	$7,498
State and local government	25,487	1	(4,672)	20,816
Corporate debt	35,347	—	(4,788)	30,559
Asset-backed securities	21,742	—	(1,246)	20,496
Mortgage-backed securities	29,194	—	(5,157)	24,037
Commercial mortgage-backed securities	3,414	—	(186)	3,228
Collateralized mortgage obligations	4,102	—	(535)	3,567
Total debt securities available for sale	$127,119	$1	$(16,919)	$110,201

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2023
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	1	$649	$(7)	9	$3,400	$(154)	10	$4,049	$(161)
State and local government	3	1,193	(7)	113	19,096	(3,803)	116	20,289	(3,810)
Corporate debt	-	-	-	66	30,495	(3,507)	66	30,495	(3,507)
Asset-backed securities	1	1,090	(1)	21	16,270	(583)	22	17,360	(584)
Mortgage-backed securities	4	11	(1)	64	22,116	(4,640)	68	22,127	(4,641)
Commercial mortgage -backed securities	-	-	-	4	3,225	(160)	4	3,225	(160)
Collateralized mortgage obligations	-	-	-	32	2,803	(444)	32	2,803	(444)
Total debt securities available for sale	9	2,943	(16)	309	97,405	(13,291)	318	100,348	(13,307)

	December 31, 2022
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	8	$3,534	$(135)	5	$3,964	$(200)	13	$7,498	$(335)
State and local government	77	12,966	(2,318)	45	7,147	(2,354)	122	20,113	(4,672)
Corporate debt	27	10,069	(1,373)	42	20,890	(3,415)	69	30,959	(4,788)
Asset-backed securities	6	3,188	(76)	20	17,308	(1,170)	26	20,496	(1,246)
Mortgage-backed securities	57	4,006	(573)	12	20,031	(4,584)	69	24,037	(5,157)
Commercial mortgage -backed securities	4	3,205	(186)	—	—	—	4	3,205	(186)
Collateralized mortgage obligations	26	1,789	(196)	9	1,802	(339)	35	3,591	(535)
Total debt securities available for sale	205	$38,757	$(4,857)	133	$71,142	$(12,062)	338	$109,899	$(16,919)

The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2023	2022
Debt securities	$4,121	$2,517
Equity securities	36	52
Cash, cash equivalents, and short-term investments	1,603	776
Total investment income	5,760	3,345
Investment expenses	(234)	(302)
Net investment income	$5,526	$3,043

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt securities and equity securities, as follows (dollars in thousands):

	December 31,
	2023	2022
Debt securities:
Gross realized gains	$—	$6
Gross realized losses	(20)	(155)
Total debt securities	(20)	(149)
Equity securities:
Gross realized gains	—	375
Gross realized losses	—	(1,731)
Total equity securities	—	(1,356)
Total net realized investment gains	$(20)	$(1,505)

Proceeds from the sales of available-for-sale securities were $11.9 million and $32.0 million for the years ended December 31, 2023 and 2022, respectively. The gross realized gains from sales of available-for-sale securities for the years ended December 31, 2023 and 2022 were $0 and $5,000, respectively. The gross realized losses from sales of available-for-sale securities for the years ended December 31, 2023 and 2022 were $18,000 and $155,000, respectively.

As of December 31, 2023 and 2022, there were $0 of payables from securities purchased, respectively. As of December 31, 2023 and 2022, there were $0 and $650,000 of receivables from securities sold, respectively.

The Company's gross unrealized losses related to its equity investments were $535,000 and $638,000 as of December 31, 2023 and 2022, respectively. The Company's gross unrealized gains related to its equity investments were $505,000 as of December 31, 2023. The Company had no gross unrealized gains related to its equity investments as of December 31, 2022.

The Company also carries other equity investments that do not have a readily determinable fair value and are recorded at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There was no impairment or observable changes in price recorded during 2023 related to the Company's equity securities without readily determinable fair value. These investments are a component of Other Assets in the Consolidated Balance Sheets. The value of these investments as of December 31, 2023 and December 31, 2022 were $1.4 million and $1.8 million, respectively.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2023. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,212	$3,175
Due after one year through five years	30,996	28,983
Due after five years through ten years	18,768	15,904
Due after ten years	10,705	8,144
Securities with contractual maturities	63,681	56,206
Asset-backed securities	38,289	37,752
Mortgage-backed securities	26,768	22,127
Commercial mortgage-backed securities	3,404	3,244
Collateralized mortgage obligations	3,228	2,784
Total debt securities	$135,370	$122,113

At December 31, 2023 and 2022, the Insurance Companies Subsidiaries had an aggregate of $8.2 million and $8.0 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At December 31, 2023 and 2022, the Company had $123.5 million and $95.7 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. Approximately $111.3 million of the trust account balances are for collateral of gross unearned premiums and gross loss reserves of the fronted business on the Security Program and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the unearned premiums run off to zero and loss reserves are paid on these programs, the trust balances will be released and available for general use.
6. Fair Value Measurements

The Company’s financial instruments include assets carried at fair value, as well as debt carried at face value, net of unamortized debt issuance costs, which are also disclosed at fair value in this note. All fair values disclosed in this note are determined on a recurring basis other than the debt which is a non-recurring fair value measure. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. In determining fair value, the Company applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices from sources independent of the reporting entity (“observable inputs”) and the lowest priority to prices determined by the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The fair value hierarchy is as follows:

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,247	$—	$5,247	$—
State and local government	20,464	—	20,464	—
Corporate debt	30,495	—	30,495	—
Asset-backed securities	37,752	—	37,752	—
Mortgage-backed securities	22,127	—	22,127	—
Commercial mortgage-backed securities	3,244	—	3,244	—
Collateralized mortgage obligations	2,784	—	2,784	—
Total debt securities	122,113	—	122,113	—
Equity Securities	896	139	757	—
Short-term investments	20,838	20,838	—	—
Total marketable investments measured at fair value	$143,847	$20,977	$122,870	$—
Investments measured at NAV:
Investment in limited partnership	1,458
Total assets measured at fair value	$145,305
Liabilities:
Senior Unsecured Notes *	$11,791	$—	$11,791	$—
Senior Secured Notes *	9,965	—	—	9,965
Total Liabilities (non-recurring fair value measure)	$21,756	$—	$11,791	$9,965

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

	December 31, 2022
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$7,498	$—	$7,498	$—
State and local government	20,816	—	20,816	—
Corporate debt	30,559	—	30,559	—
Asset-backed securities	20,496	—	20,496	—
Mortgage-backed securities	24,037	—	24,037	—
Commercial mortgage-backed securities	3,228	—	3,228	—
Collateralized mortgage obligations	3,567	—	3,567	—
Total debt securities	110,201	—	110,201	—
Equity Securities	917	160	757	—
Short-term investments	25,929	25,929	—	—
Total marketable investments measured at fair value	$137,047	$26,089	$110,958	$—
Investments measured at NAV:
Investment in limited partnership	350
Total assets measured at fair value	$137,397
Liabilities:
Senior Unsecured Notes *	$22,430	$—	$22,430	$—
Subordinated Notes *	11,300	—	—	11,300
Total Liabilities (non-recurring fair value measure)	$33,730	$—	$22,430	$11,300

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 15% and 18% of the fair value of the total marketable investments measured at fair value as of December 31, 2023 and December 31, 2022, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds, corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 85% and 82% of the fair value of the total marketable investments measured at fair value as of December 31, 2023 and December 31, 2022, respectively.

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

As of December 31, 2023, the fair value of the Senior Secured Notes reported at amortized cost was considered a Level 3 liability in the fair value hierarchy and is entirely comprised of the Company's Senior Secured Notes. In determining the fair value of the Senior Secured Notes outstanding at December 31, 2023, the security attributes (issue date, maturity, coupon, calls, etc.) were entered into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the December 31, 2023 U.S. Treasury rates. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.

As of December 31, 2022, the fair value of the subordinated debt reported at amortized cost was considered a Level 3 liability in the fair value hierarchy and is entirely comprised of the Company's subordinated notes. In determining the fair value of the subordinated notes outstanding at December 31, 2022, the security attributes (issue date, maturity, coupon, calls, etc.) and market rates on September 24, 2018 (the date of the restated and amended agreement which was repriced at that time) were entered into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the December 31, 2022 U.S. Treasury rates. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. There were no transfers in or out of Level 3 for the twelve months ended December 31, 2023 and 2022.

7. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2023 and 2022. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2023	2022
Balance at beginning of period	$10,290	$12,267
Deferred policy acquisition costs	16,887	20,202
Amortization of policy acquisition costs	(16,589)	(22,179)
Impact from renewal rights sale	(4,303)	—
Net change	(4,005)	(1,977)
Balance at end of period	$6,285	$10,290

8. Unpaid Losses and Loss Adjustment Expenses

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

The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated (dollars in thousands):

	December 31,
	2023	2022
Gross reserves - beginning of period	$165,539	$139,085
Less: reinsurance recoverables on unpaid losses	82,651	40,344
Net reserves - beginning of period	82,888	98,741
Add: incurred losses and loss adjustment expenses, net of reinsurance
Current period	64,580	57,156
Prior period	17,833	24,284
Total net incurred losses and loss adjustment expenses	82,413	81,440
Deduct: loss and loss adjustment expense payments, net of reinsurance
Current period	27,001	20,894
Prior period	34,495	76,399
Total net loss and loss adjustment expense payments	61,496	97,293
Net reserves - end of period	103,805	82,888
Plus: reinsurance recoverables on unpaid losses	70,807	82,651
Gross reserves - end of period	$174,612	$165,539

There was $17.8 million and $24.3 million of adverse development on prior accident year reserves in 2023 and 2022, respectively. There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2023 and 2022.

Of the $17.8 million of adverse development in 2023, $5.9 million was related to the 2022 accident year, $6.8 million was related to the 2021 accident year, $4.9 million was related to the 2020 accident year, and $218,000 was related to the 2019 and prior accident years. The development came primarily from commercial liability lines of business particularly in the longer tail lines of business, as a result of additional loss emergence primarily from the Security Program which represented 58% of the adverse development while the remainder was substantially in hospitality, most notably the quick service restaurant program. Both the Security Program and the quick service restaurant program are no longer written by the Company. As a result of this loss emergence, the Company increased its expected loss ratio selections on both prior accident years as well as the current accident year, resulting in increases to our carried loss reserves.

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

Loss Development Tables

The following tables represent cumulative incurred loss and allocated loss adjustment expenses ("ALAE"), net of reinsurance, by accident year and cumulative paid loss and ALAE, net of reinsurance, by accident year, for the years ended December 31, 2014 to 2023, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2023, by reportable segment and accident year (dollars in thousands). The tables do not include reinsurance recoverables from the LPT. The 2023 and 2022 columns in the commercial lines incurred and paid loss tables below do not include reinsurance recoverables on reserves of $10.9 million and $25.9 million and reinsurance recoverables on paid losses of $3.8 million and $3.9 million, respectively, related to the LPT.

Commercial Lines
		Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident
Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	2023	2023
2014	19,709	19,907	22,711	26,367	28,145	28,766	29,045	29,175	29,011	29,093	—	1,755
2015		22,442	26,633	31,861	34,478	36,372	37,795	38,824	39,093	39,311	—	2,363
2016			32,396	34,935	40,440	44,355	46,089	46,993	48,677	49,162	19	3,559
2017				44,251	44,495	49,749	51,883	55,589	56,649	59,149	234	5,835
2018					42,624	42,432	49,741	55,261	60,102	61,881	568	6,128
2019						41,286	42,129	46,329	55,263	59,028	1,611	6,337
2020							33,867	35,328	39,193	43,918	3,012	3,866
2021								40,388	42,266	48,650	5,557	2,947
2022									41,708	49,751	10,142	2,323
2023										39,456	20,752	1,644
									Total	$479,399	$41,895

Commercial lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident
Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	8,715	13,977	17,458	22,446	25,609	27,544	28,389	28,648	28,608	28,688
2015		10,470	17,817	22,549	30,475	34,497	35,833	37,563	38,685	39,116
2016			10,255	19,135	27,785	37,967	41,945	43,644	46,957	48,557
2017				12,448	23,020	34,205	42,308	47,148	52,800	57,304
2018					10,375	19,799	31,633	41,577	50,508	57,114
2019						10,078	20,462	28,958	39,893	50,369
2020							10,217	17,332	24,225	33,354
2021								12,870	21,313	30,478
2022									12,839	22,892
2023										8,486
									Total	$376,358

	Net Unpaid losses and ALAE, years 2014 through 2023									$103,041
	Unpaid losses and ALAE, prior to 2014*									160
	Unpaid Losses, LPT									(10,928)
	Unpaid losses and ALAE, net of reinsurance									$92,273

* Presented as unaudited required supplementary information.

Personal Lines
		Incurred loss and allocated loss adjustment expenses, net of reinsurance									Total IBNR	Cumulative number of reported claims
Accident			For the years ended December 31,
Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	2023	2023
2014	17,951	17,471	17,735	17,880	17,929	18,082	18,095	18,097	18,052	18,028	—	3,737
2015		10,877	13,445	14,721	15,285	15,364	15,427	15,427	15,448	15,456	—	2,154
2016			11,619	13,418	14,949	15,550	15,655	15,634	15,679	15,681	—	1,815
2017				14,058	13,550	14,493	14,793	14,911	14,957	14,955	—	2,914
2018					5,893	6,378	6,283	6,382	6,298	6,336	—	803
2019						3,099	2,712	2,898	2,862	2,867	—	341
2020							2,339	2,590	2,636	2,619	—	324
2021								4,409	4,332	4,240	—	48
2022									9,404	8,122	—	714
2023										19,444	1,156	1,584
									Total	$107,748	$1,156

Personal lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident			For the years ended December 31,
Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	12,819	16,515	17,260	17,746	17,855	18,047	18,068	18,070	18,025	18,027
2015		7,771	11,873	13,844	15,159	15,250	15,290	15,416	15,444	15,452
2016			7,119	11,238	14,442	15,110	15,351	15,452	15,679	15,681
2017				8,320	12,944	14,004	14,526	14,866	14,957	14,955
2018					4,296	5,618	6,100	6,242	6,244	6,333
2019						2,119	2,604	2,692	2,850	2,859
2020							1,307	2,455	2,605	2,619
2021								3,022	3,980	4,081
2022									5,397	7,923
2023										16,170
									Total	$104,100

	Net Unpaid losses and ALAE, years 2014 through 2023									$3,648
	Unpaid losses and ALAE, prior to 2014*									—
	Unpaid losses and ALAE, net of reinsurance									$3,648

* Presented as unaudited required supplementary information.

Total Lines
Incurred loss and allocated loss adjustment expenses, net of reinsurance											Total IBNR	Cumulative number of reported claims
Accident	For the years ended December 31,
Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	2023	2023
2014	37,660	37,378	40,446	44,247	46,074	46,848	47,140	47,272	47,063	47,121	—	5,492
2015		33,319	40,078	46,581	49,763	51,736	53,222	54,251	54,541	54,767	—	4,517
2016			44,015	48,353	55,389	59,905	61,744	62,627	64,356	64,843	19	5,374
2017				58,309	58,045	64,242	66,676	70,500	71,606	74,104	234	8,749
2018					48,517	48,810	56,024	61,643	66,400	68,217	568	6,931
2019						44,385	44,841	49,227	58,125	61,895	1,611	6,678
2020							36,206	37,918	41,829	46,537	3,012	4,190
2021								44,797	46,598	52,890	5,557	2,995
2022									51,112	57,873	10,142	3,037
2023										58,900	21,908	3,228
									Total	587,147	43,051

Total lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident		For the years ended December 31,
Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	21,534	30,492	34,718	40,192	43,464	45,591	46,457	46,718	46,633	46,715
2015		18,241	29,690	36,393	45,634	49,747	51,123	52,979	54,129	54,568
2016			17,374	30,373	42,227	53,077	57,296	59,096	62,636	64,238
2017				20,768	35,964	48,209	56,834	62,014	67,757	72,259
2018					14,671	25,417	37,733	47,819	56,752	63,447
2019						12,197	23,066	31,650	42,743	53,228
2020							11,524	19,787	26,830	35,973
2021								15,892	25,293	34,559
2022									18,236	30,815
2023									—	24,656
									Total	$480,458

	Net Unpaid losses and ALAE, years 2014 through 2023									$106,689
	Unpaid losses and ALAE, prior to 2014*									160
	Unpaid losses, LPT									(10,928)
	Unpaid losses and ALAE, net of reinsurance									$95,921

* Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2023, by reportable segment (dollars in thousands).

December 31, 2023
Net unpaid losses claims and ALAE
Commercial Lines	$92,273
Personal Lines	3,648
Total unpaid losses and LAE, net of reinsurance	95,921
Reinsurance recoverable on losses and LAE
Commercial Lines	68,981
Personal Lines	1,826
Total reinsurance recoverable on unpaid losses and LAE	70,807
ULAE expense	7,884
Total gross unpaid losses and LAE	$174,612

Loss Duration Disclosure (unaudited)

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance, for each reportable segment.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10+
Commercial Lines	27.3%	21.6%	18.6%	12.8%	9.2%	4.9%	2.9%	1.5%	0.7%	0.5%
Personal Lines	83.1%	11.3%	5.3%	0.3%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total Lines	29.2%	21.3%	18.2%	12.4%	8.9%	4.7%	2.8%	1.4%	0.7%	0.4%

9. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events. The Company primarily ceded all specific loss commercial liability risks in excess of $400,000 in 2023 and $340,000 in 2022. The Company ceded specific loss commercial property risks in excess of $400,000 in 2023 and $300,000 in 2022. The Company ceded homeowners specific risks in excess of $300,000 in 2023 and 2022.

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

The Company entered into new specific loss reinsurance treaties on December 31, 2021 and January 1, 2022 which included a 40% ceding commission. The reinsurance premiums related to these treaties increased by the same amount as the ceding commission. The ceding commissions were carried forward under the 2023 treaties with substantially similar terms.

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
•
Effective January 1, 2022 through December 31, 2023, the Company was party to a workers’ compensation and casualty clash reinsurance treaty with a limit of $29.0 million in excess of $1.0 million.

Facultative

•
The Company was party to a facultative reinsurance agreement with a large reinsurer for commercial auto physical damage risks primarily in excess of $400,000.
•
The Company was party to a facultative reinsurance agreement with a large reinsurer for property risks with total insured values above the other reinsurance treaty limits.

Liability

•
Effective January 1, 2019 through December 31, 2023, the Company was party to an excess of loss reinsurance treaty for commercial liability coverage with a limit of $600,000 in excess of $400,000.

Property

•
Effective January 1, 2020 through December 31, 2023, the Company was party to an excess of loss reinsurance treaty for personal property coverage with a limit of $1.7 million in excess of $300,000, for homeowners' and dwelling fire business.
•
Effective January 1, 2023 through December 31, 2023, the Company was party to an excess of loss reinsurance treaty for commercial property coverage with a limit of $7.6 million in excess of $400,000.
•
Effective January 1, 2022 through December 31, 2022, the Company was party to an excess of loss reinsurance treaty for commercial property coverage with a limit of $7.7 million in excess of $300,000.

•
At December 31, 2023, the Company was covered for property catastrophe losses up to $27.0 million in excess of $3.0 million retention for the first event. This treaty terminates on June 1, 2024.
•
At December 31, 2022, the Company was covered for property catastrophe losses up to $28.0 million in excess of a $2.0 million retention for the first event. This treaty terminates on June 1, 2023.

Quota Share

•
Under a quota share agreement, the reinsurer pays a percentage of all losses the insurer sustains in return for a similar percent of the premiums written on that risk. A ceding commission is paid by the reinsurer to the insurer to cover acquisition and operating expenses.
•
The Company ceded 90% to 100% of its commercial umbrella coverages under a quota share treaty.
•
The Company ceded 50% of its cannabis program net written premiums under a quota share treaty.
•
The Company ceded 100% of a small number of equipment breakdown, employment practices liability, data compromise, and cannabis cyber liability coverages that are occasionally bundled with other products under separate quota share agreements.

Sale of Renewal Rights

•
On September 30, 2023, the Company entered into a 100% quota share reinsurance agreement with the buyer of the renewal rights described in Note 2 ~ Sale of Renewal Rights. The Company ceded $30.9 million of its gross unearned premiums relating to the security guard and alarm installation program in exchange for 22% - 27% ceding commission.

Loss Portfolio Transfer

•
On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement with Fleming Reinsurance Ltd (“Fleming Re”). Under the agreement, Fleming Re will cover an aggregate limit of $66.3 million of paid losses on $40.8 million of stated net reserves as of June 30, 2022, relating to accident years 2019 and prior. This covers substantially all of the commercial liability lines underwritten by the Company. Within the aggregate limit, there is a $5.5 million loss corridor in which the Company retains losses in excess of $40.8 million. Fleming Re is then responsible to cover paid losses in excess of $46.3 million up to $66.3 million. Accordingly, there is $20.0 million of adverse development cover for accident years 2019 and prior. Under the agreement, Fleming Re was compensated with $40.8 million for stated net reserves as of June 30, 2022, plus a one-time risk fee of $5.4 million. Recoverables due to the Company under this agreement are recorded as reinsurance recoverables. The agreement is between CIC and WPIC and Fleming Re. As of December 31, 2022, the Company has recorded losses through the $5.5 million corridor and $644,000 into the $20.0 million layer. As of December 31, 2022, the Consolidated Balance Sheet included $3.9 million of reinsurance recoverables on paid losses related to the LPT, and $25.9 million of reinsurance recoverables on unpaid losses related to the LPT. As of December, 31, 2023, the Company has recorded losses through the $5.5 million corridor and $9.1 million into the $20.0 million layer. As of December 31, 2023, the Consolidated Balance Sheet included $3.8 million of reinsurance recoverables on paid losses related to the LPT, and $10.9 million of reinsurance recoverables on unpaid losses related to the LPT.

The Company assumes written premiums under a few fronting arrangements. The fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a higher A.M. Best rating than the Company’s rating, or where the policies are written in a state where the Company is not licensed or for other strategic reasons.

The Company assumed $43.6 million and $42.2 million of written premiums under the insurance fronting arrangements for the years ended December 31, 2023 and 2022, respectively.

The following table presents the effects of reinsurance and assumed reinsurance transactions on written premiums, earned premiums and losses and LAE (dollars in thousands). In 2023, ceded written and earned premium amounts included $91,000 of reinsurance reinstatement costs related to catastrophe losses. In 2022, ceded written and earned premium amounts included $1.6 million of reinsurance reinstatement costs relating to Hurricane Ian.

	Year Ended December 31,
	2023	2022
Written premiums:
Direct	$100,214	$95,832
Assumed	43,620	42,187
Ceded	(75,146)	(46,787)
Net written premiums	$68,688	$91,232

Earned premiums:
Direct	$96,595	$97,843
Assumed	49,977	37,558
Ceded	(62,637)	(38,690)
Net earned premiums	$83,935	$96,711

Loss and loss adjustment expenses:
Direct	$75,175	$73,000
Assumed	45,662	43,487
Ceded	(38,424)	(35,047)
Net loss and LAE	$82,413	$81,440

10. Debt

As of December 31, 2023, the Company’s debt was comprised of two instruments: $17.9 million of 9.75% public senior unsecured notes (the "New Public Notes") which were issued during the third quarter of 2023, and $9.8 million of privately placed 12.5% senior secured notes ("Senior Secured Notes"), which were issued on September 30, 2023. The New Public Notes have substantially the same terms as the 6.75% public senior unsecured notes (the "Old Public Notes") which matured on September 30, 2023, except for the coupon. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of December 31, 2023			As of December 31, 2022
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Public Notes	$17,887	$1,679	$16,208	$24,381	$195	$24,186
Senior Secured Notes	9,750	897	8,853	—	—	—
Subordinated notes	—	—	—	10,500	810	9,690
Total	$27,637	$2,576	$25,061	$34,881	$1,005	$33,876

Public Note repayment and new issuance

The Company repaid all the $24.4 million of its Old Public Notes which matured on September 30, 2023, by paying off $13.2 million in cash and exchanging $11.2 million for the New Public Notes. The New Public Notes have substantially the same terms as the Old Public Notes, except for the coupon.

The Company funded the repayment of the Old Public Notes with several different fundraising initiatives. In August and September of 2023, the Company raised $6.7 million in cash under and S-1 registration statement for the New Public Notes.

The Company also raised $6.2 million under an S-4 registration statement exchange offering for the New Public Notes and the Company's lender of its subordinated notes also exchanged its $5.0 million holding of the Company's Old Public

Notes for $5.0 million of the New Public Notes under the S-1 registration statement. As such, there was a non-cash exchange of $11.2 million of Old Public Notes for New Public Notes. The remaining $6.5 million of cash needed to pay down the Old Public Notes was provided with cash on hand.

New Public Notes

The Company issued $17.9 million of New Public Notes during the third quarter of 2023. The new notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the new notes, in whole or in part, at face value at any time after September 30, 2025.

Senior Secured Notes

The Company paid down $500,000 of principal on its subordinated notes on September 29, 2023. The Company then restructured its existing $10.0 million of subordinated notes to Senior Secured Notes with its lender on September 30, 2023. The Senior Secured Notes mature on September 30, 2028, and bear an interest rate of 12.5% per annum. Interest is payable quarterly at the end of March, June, September, and December. Quarterly principal payments of $250,000 are required starting on December 31, 2023 through September 30, 2028. The Company may redeem the senior secured notes, in whole or in part, for a call premium of $1.8 million less 22% of the interest payment amounts that were paid prior to the date of redemption. The Company accounted for this restructuring as a debt modification because there was no concession made to the lender.

Debt issuance costs

The Company incurred $173,000 of restructuring costs from the lender related to the Senior Secured Notes. These costs were capitalized as debt issuance costs as of September 30, 2023.

As of December 31, 2023, the carrying value of the New Public Notes and Senior Secured Notes were offset by $1.7 million and $897,000 of capitalized costs, respectively. The debt issuance costs are amortized through interest expense over the life of the loans.

Debt covenants

The Senior Secured Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions, and risk-based capital ratios. The Senior Secured Notes also require that any proceeds the Company receives from asset sales be used to pay down the principal. As of December 31, 2023, the Company was not in compliance with the tangible net worth, dividend paying capacity, risk-based capital and consolidated debt to capital covenants. On March 27, 2024, the holders of the Senior Secured Notes waived the December 31, 2023 covenants and modified the minimum requirements of the financial debt covenants. Management expects to be in compliance with all debt covenants in future periods.

The following table shows the scheduled principal payments of the Company's debt as of December 31, 2023 (dollars in thousands):

Year	Senior unsecured notes	Senior secured notes
2024	1,000	—
2025	1,000	—
2026	1,000	—
2027	1,000	—
2028	5,750	17,887
Total	$9,750	$17,887

Line of credit

The Company maintained a $10.0 million line of credit with a national bank during 2022. The line of credit carried an interest rate at LIBOR plus 2.75% per annum, payable monthly. The line of credit agreement matured on December 1, 2022, and was not renewed.

11. Income Taxes

At December 31, 2023, the Company had current income tax receivable of $65,000 included in other assets in the consolidated balance sheets. At December 31, 2022, the Company had current income tax receivable of $58,000 included in other assets in the consolidated balance sheets.

The income tax expense (benefit) is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022
Current tax expense (benefit)	$26	$(45)
Deferred tax expense (benefit)	(17)	(9,396)
Total income tax expense (benefit)	$9	$(9,441)

The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2023 and 2022 to pretax income as a result of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022
Income (loss) before income taxes	$(25,644)	$(20,490)
Statutory U.S. federal income tax rate	(5,385)	(4,303)
State income taxes, net of federal benefit	(1,503)	(5,984)
Tax‑exempt investment income and dividend received deduction	(13)	(22)
Nondeductible meals and entertainment	73	79
Valuation allowance on deferred tax assets	7,254	3,715
Equity-earnings from Affiliate	—	195
Net gain from sale of agency assets	—	(2,848)
Utilization of state NOLs	—	(386)
Deferred corrections	(476)	—
PPP Loan forgiveness	—	—
Other	59	113
Income tax expense (benefit)	$9	$(9,441)
Effective tax rate	—	46.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$1,749	$1,217
Unearned premiums	1,648	2,324
Net operating loss carryforwards	16,960	12,152
Net unrealized losses on investments	2,780	3,687
State net operating loss carryforwards	6,523	5,097
Other	112	403
Gross deferred tax assets	29,772	24,880
Less valuation allowance	(28,013)	(21,663)
Total deferred tax assets, net of allowance	1,759	3,217
Deferred tax liabilities:
Investment basis difference	208	23
Tax rate change transition discounting	92	137
Equity investment in Affiliate	—	691
Deferred policy acquisition costs	1,320	2,161
Intangible assets	115	115
Property and equipment	24	41
Other	—	49
Total deferred tax liabilities	1,759	3,217
Net deferred tax liability	$—	$—

The net deferred tax liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

As of December 31, 2023, the Company has NOL carryforwards for federal income tax purposes of $80.8 million, of which $78.2 million expire in tax years 2030 through 2043 and $10.3 million never expire. Of this amount, $19.5 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $120.3 million, which expire in tax years 2024 through 2043.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2023. Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.

Based on its evaluation, the Company has recorded a valuation allowance of $28.0 million and $21.7 million at December 31, 2023 and 2022, respectively, to reduce the deferred tax assets to an amount that is more likely than not to be realized based on the provisions in ASC 740. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.

The Company files consolidated federal income tax returns. For the years before 2020, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2020 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

12. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions

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

Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries. As of December 31, 2023, CIC fell within the Company Action Level and WPIC fell within the Regulatory Action Level of the RBC formula. WPIC also fell below two other regulatory thresholds which are necessary to stay in compliance. Management is required to provide a plan to its domiciliary regulator that shows how the Companies will get above the minimum level requirements. Management believes that the planned reduction in premium anticipated by a strategic shift to use third-party insurers for substantially all of its commercial lines business will be sufficient to bring the Companies back into compliance by December 31, 2024. Management expects to substantially cease all writings in WPIC by the end of the second quarter of 2024. In the event the Companies do not regain compliance, the director may suspend, revoke, or limit the certificate of authority of the Companies.

As of December 31, 2022, the Insurance Company Subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.

Summarized 2023 and 2022 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands).

	CIC	WPIC
2023
Statutory capital and surplus	$32,117	$7,494
RBC authorized control level	19,050	5,268
Statutory net income (loss)	(14,014)	(9,841)
RBC %	169%	142%

	CIC	WPIC
2022
Statutory capital and surplus	$47,827	$20,651
RBC authorized control level	15,541	5,098
Statutory net income (loss)	(6,846)	(4,171)
RBC %	308%	405%

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

13. Shareholders’ Equity

Preferred Stock

On December 20, 2023, the Company issued $6.0 million of its newly designated Series A Preferred Stock (the "Preferred Stock"), no par value, through a private placement of 1,000 shares priced at $6,000 per share that matures on June 30, 2026. The Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, members of the Board of Directors of the Company. The Company intends to use the proceeds for working capital and general corporate purposes. Preferred Stock shareholders have no voting rights and optional redemption is only in the control of the Company.

The Preferred Stock requires quarterly dividend payments. The Preferred Stock dividend rate is equal to the prime rate of Waterford Bank, N.A. ("Waterford Bank"), or 8.0%, whichever is higher, plus 200 basis points. As of December 31, 2023, this equated to an annualized rate of 10.5%.

The Company has the option to redeem the Preferred Stock at the end of any fiscal quarter, in whole or in part, at a price equal to issue price, plus the amount that would result in a 20.0%, compounded annually, annualized return to the holder (inclusive of the dividends paid), on the portion being redeemed.

On the maturity date, each outstanding share of the Preferred Stock, that has not otherwise been redeemed, shall, without any further action by the holders, automatically convert into 4,000 shares of the Company's common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the initial issue date.

As of December 31, 2023 and 2022, the Company had 1,000 and 0 issued and outstanding shares of Preferred Stock, respectively.

Common Stock

On August 10, 2022, the Company issued $5.0 million of common equity through a private placement of 2,500,000 shares priced at $2.00 per share. The participants in the private placement consisted of members of the Company's Board of Directors. The Company used the proceeds for growth capital in the Company's specialty core business segments.

For the year ended December 31, 2023, the Company repurchased 1,968 shares of stock valued at approximately $3,000 related to the vesting of the Company’s restricted stock units. Upon the repurchase of the Company’s shares, the shares remain authorized, but not issued or outstanding.

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

As of December 31, 2023 and 2022, the Company had 12,222,881 and 12,215,849 issued and outstanding shares of common stock, respectively.

Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

14. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$(18,203)	$(2,110)
Other comprehensive income (loss) before reclassifications	3,624	(16,024)
Less: amounts reclassified from accumulated other comprehensive income (loss)	(51)	69
Net current period other comprehensive income (loss)	3,675	(16,093)
Balance at end of period	$(14,528)	$(18,203)

15. Earnings Per Share

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

	Year Ended December 31,
	2023	2022
Net income (loss)	$(25,904)	$(10,681)
Preferred stock dividends	19	-
Net income (loss) allocable to common shareholders	$(25,923)	$(10,681)
Weighted average common shares, basic and diluted*	12,220,511	10,692,090
Earnings (loss) per share, basic and diluted	$(2.12)	$(1.00)

* The preferred shares that may be convertible into a total of 4,000,000 common shares were anti-dilutive and thus did not impact the diluted earnings per share calculation. There were no unvested restricted stock units as of December 31, 2023. The non-vested shares of the restricted stock units and stock options were anti-dilutive as of December 31, 2022. Therefore, the non-vested shares are excluded from earnings (loss) per share for the years ended December 31, 2022.

16. Stock-based Compensation

On March 8, 2022 the Company issued options to purchase 630,000 shares of the Company's common stock to two named executive officers. The right to exercise the options will vest over a five-year period on a straight-line basis. The options have a strike price of $4.53 per share and will expire on March 8, 2032. The estimated grant date fair value of these options is $612,000, which is being expensed ratably over the vesting period. A Black Scholes model was used to determine the fair value of the options at the time the options were issued, using the Company’s historical 5-year market price of its stock to determine volatility (equating to 65.04%), an estimated 5-year term to exercise the options, a 5-year risk-free rate of return of 1.8%, and the market price for the Company’s stock of $2.40 per share.

On June 30, 2020, the Company issued options to purchase 280,000 shares of the Company’s common stock to certain executive officers and other employees. The right to exercise the options will vest over a five-year period on a straight-line basis. The options have a strike price of $3.81 per share and expire on June 30, 2030. The estimated grant date fair value of these options is $290,000, which will be expensed ratably over the vesting period.

In 2016 and 2018, the Company issued 111,281 and 70,000, respectively, of restricted stock units (“RSUs”) to various employees to be settled in shares of common stock, which were valued at $909,000, and $404,000, respectively, on the dates of grant.

The Company recorded $17,000 and $56,000 of compensation expense related to the RSUs for the years ended December 31, 2023, and 2022, respectively. There are no unvested RSUs as of December 31, 2023.

The Company recorded $51,000 and $53,000 of compensation expense for the years ended December 31, 2023 and 2022, respectively, related to the stock options granted on June 30, 2020. There were 100,000 options outstanding and unvested as of December 31, 2023, which will generate an estimated future expense of $78,000.

The Company recorded $122,000 and $102,000 of compensation expense for the years ended December 31, 2023, and 2022, respectively, related to the stock options granted on March 8, 2022. There were 504,000 options outstanding and unvested as of December 31, 2023, which will generate an estimated future expense of $387,000.

17. Related Party Transactions

J. Grant Smith joined the Company’s Board on January 12, 2024. J. Grant Smith is the President and Chief Operating Officer of Waterford Bank. As of December 31, 2023, the Company owned $528,000 of Waterford Bank's common stock.

The Company employs Nicholas J. Petcoff as its Chief Executive Officer and a Director of the Company's Board of Directors. Nicholas J. Petcoff became the Company's sole Chief Executive Officer on December 31, 2023. The Company employed Andrew D. Petcoff as its Senior Vice President of Personal Lines and as President of CIS, until June 30, 2021. The Company’s employment of Andrew D. Petcoff ended as the result of the Venture Transaction. See Note 4 ~ Sale of Certain Agency Business for additional details. Andrew D. Petcoff resigned from the Company's Board of Directors on December 31, 2022. Andrew D. Petcoff is now the President of Sycamore Specialty Underwriters, LLC ("SSU"), a related Affiliate to the Company as of December 31, 2022. See Note 3 ~ VSRM Transaction for additional details.

Nicholas J. Petcoff has been employed with the Company since 2009. Andrew D. Petcoff had formerly been employed with the Company since 2009. They are the sons of the Company's former Executive Chairman and Co-Chief Executive Officer, James G. Petcoff. James G. Petcoff stepped down as the Company's Executive Chairman and Co-Chief Executive Officer on December 31, 2023.

The Company employed B. Matthew Petcoff as Vice President of CIS until June 30, 2021. B. Matthew Petcoff is the brother of the Executive Chairman and Co-Chief Executive Officer, James G. Petcoff. The Company also employed Hilary Petcoff as its Vice President of Enterprise Risk Management until June 30, 2021. Ms. Petcoff is the daughter of the Company’s Executive Chairman and Co-Chief Executive Officer, James G. Petcoff. As a result of the transaction in Note 3 ~ VSRM Transaction, B. Matthew Petcoff and Hilary Petcoff are no longer employees of Venture Agency Holdings, Inc., and are no longer affiliated with the Company as of December 31, 2022.

In October 2022, the Company acquired control over Venture (a previous equity method investee) for total consideration of $9.7 million as further described in Note 3 ~ VRSM Transaction.

See Note 13 ~ Shareholders' Equity for the preferred and common stock issuances to members of the Company's Board.

18. Employee Benefit Plans

The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees. Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to 100% of their compensation on a pre‑tax or post-tax basis, subject to statutory limits. The Company will match the employees’ contributions up to the first 4% of their compensation. The Company’s Plan expense amounted to $411,000 and $457,000 for the years ended December 31, 2023 and 2022, respectively.

19. Commitments and Contingencies

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

Commitments

The Company is party to an agreement with an unaffiliated company to provide a policy administration, billing, and claims system for the Company. The scope of work and fee structure has changed over time. Currently, the agreement requires a minimum monthly payment of $30,000 with a fee schedule that is scalable with the premium volume, and expires on November 1, 2026. The Company incurred $1.9 million of expenses from its use of the system in 2023 and 2022, respectively.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision makers in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision makers, the Chief Executive Officer, review a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Texas, Oklahoma and California. For the years ended December 31, 2023 and 2022, gross written premiums attributable to these four states were 59.9% and 52.8%, respectively, of the Company’s total gross written premiums.

The following table summarizes our net earned premiums:

	Net Earned Premium
	2023	2022
Commercial	71%	84%
Personal	29%	16%
Total	100%	100%

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

The following tables present information by reportable segment (dollars in thousands):

Year Ended December 31, 2023	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$107,078	$36,756	$143,834	$—	$—	$—	$143,834

Net written premiums	$36,580	$32,108	$68,688	$—	$—	$—	$68,688

Net earned premiums	$59,221	$24,714	$83,935	$—	$—	$—	$83,935
Agency commission income	—	—	—	5,680	—	—	5,680
Other income	217	96	313	1,379	239	(1,237)	694
Segment revenue	59,438	24,810	84,248	7,059	239	(1,237)	90,309

Loss and loss adjustment expenses, net	62,828	19,585	82,413	—	—	—	82,413
Policy acquisition costs	9,134	6,663	15,797	6,401	—	(1,306)	20,892
Operating expenses	11,988	3,444	15,432	1,153	1,306	—	17,891
Segment expenses	83,950	29,692	113,642	7,554	1,306	(1,306)	121,196

Segment underwriting gain (loss)	(24,512)	(4,882)	(29,394)	(495)	(1,067)	69	(30,887)
Net investment income					5,526		5,526
Net realized investment gains (losses)					(20)		(20)
Change in fair value of equity securities					608		608
Gain on sale of renewal rights					2,335		2,335
Other gains					—		—
Interest expense					(3,206)		(3,206)
Income (loss) before income taxes	$(24,512)	$(4,882)	$(29,394)	$(495)	$4,176	$69	$(25,644)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$2,047	$4,357				$(119)	$6,285
Unearned premiums	45,494	19,656					65,150
Unpaid losses and loss adjustment expenses	169,039	5,573					174,612

Year Ended December 31, 2022	Commercial Lines	Personal Lines	Under-writing	Wholesale Agency	Corp-orate	Elim-inations	Total
Gross written premiums	$116,868	$21,151	$138,019	$—	$—	$—	$138,019

Net written premiums	$72,318	$18,914	$91,232	$—	$—	$—	$91,232

Net earned premiums	$80,823	$15,888	$96,711	$—	$—	$—	$96,711
Agency commission income	—	—	—	1,414	—	—	1,414
Other income	245	82	327	4,298	271	(3,542)	1,354
Segment revenue	81,068	15,970	97,038	5,712	271	(3,542)	99,479

Loss and loss adjustment expenses, net	70,762	10,678	81,440	—	—	—	81,440
Policy acquisition costs	17,682	4,604	22,286	3,653	—	(3,760)	22,179
Operating expenses	13,069	1,936	15,005	2,612	1,192	(20)	18,789
Loss portfolio transfer risk fee	5,400	—	5,400	—	—	—	5,400
Segment expenses	106,913	17,218	124,131	6,265	1,192	(3,780)	127,808

Segment underwriting gain (loss)	(25,845)	(1,248)	(27,093)	(553)	(921)	$238	(28,329)
Net investment income				32	3,011		3,043
Net realized investment gains (losses)					(1,505)		(1,505)
Change in fair value of equity securities					403		403
Gain from VSRM Transaction					8,810		8,810
Other gains				(1)	60		59
Interest expense				(42)	(2,929)		(2,971)
Income (loss) before income taxes	$(25,845)	$(1,248)	$(27,093)	$(564)	$6,929	$238	$(20,490)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$7,683	$2,796				$(189)	$10,290
Unearned premiums	56,565	11,322					67,887
Unpaid losses and loss adjustment expenses	159,558	5,981					165,539

21. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of December 31, 2023.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Balance Sheets – Parent Company Only

(dollars in thousands)

	December 31,
	2023	2022
Assets
Investment in subsidiaries	$31,157	$56,670
Cash	3,174	9,022
Due from Affiliate	33	113
Other assets	1,457	2,434
Total assets	$35,821	$68,239
Liabilities and Shareholders' Equity
Liabilities:
Debt	$29,061	$33,876
Due to subsidiaries	3,436	9,754
Other liabilities	1,798	5,659
Total liabilities	34,295	49,289
Shareholders' equity:
Preferred stock, no par value (10,000,000 shares authorized; 1,000 and 0 issued and outstanding, respectively)	6,000	—
Common stock, no par value (100,000,000 shares authorized; 12,222,881 and 12,215,849 issued and outstanding, respectively)	98,100	97,913
Accumulated deficit	(86,683)	(60,760)
Accumulated other comprehensive income (loss)	(15,891)	(18,203)
Total shareholders' equity	1,526	18,950
Total liabilities and shareholders' equity	$35,821	$68,239

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statements of Comprehensive Income (Loss) – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2023	2022
Revenue
Management fees from subsidiaries	$17,367	$4,980
Other income	819	190
Total revenue	18,186	5,170
Expenses
Operating expenses	14,133	14,365
Interest expense	3,079	2,816
Total expenses	17,212	17,181
Income (loss) before equity in earnings (losses) of subsidiaries and income tax expense (benefit)	974	(12,011)
Income tax expense (benefit)	73	(4,078)
Income (loss) before equity earnings (losses) of subsidiaries	901	(7,933)
Equity earnings (losses) in subsidiaries	(26,805)	(2,748)
Net income (loss)	(25,904)	(10,681)
Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	2,312	(16,093)
Total Comprehensive income (loss)	$(23,592)	$(26,774)

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(25,904)	$(10,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	545	436
Equity in undistributed (income) loss of subsidiaries	26,805	2,748
Stock-based compensation expense	190	211
Deferred income tax expense	(3,806)	3,884
Other (gain) loss	—	—
Changes in operating assets and liabilities:
Due from subsidiaries	(6,318)	2,699
Due from Affiliate	80	107
Current income tax recoverable	—	—
Other assets	860	62
Other liabilities	(73)	(203)
Net cash provided by (used in) operating activities	(7,621)	(737)
Cash Flows From Investing Activities
Contributions to subsidiaries	1,019	4,000
Dividends received from subsidiaries	—	—
Purchases of investments	—	—
Purchases of property and equipment	—	—
Net cash provided by (used in) investing activities	1,019	4,000
Cash Flows From Financing Activities
Proceeds received from issuance of shares of preferred stock	6,000	—
Proceeds received from issuance of shares of common stock	—	5,000
Proceeds from issuance of long-term debt	10,727	—
Repurchase of common stock	(3)	10
Borrowings under debt arrangements	—	5,000
Repayment of borrowings under debt arrangements	—	(5,000)
Paydown of long-term debt	(13,971)	—
Debt issuance costs	(1,999)	—
Net cash provided by financing activities	754	5,010
Net increase (decrease) in cash	(5,848)	8,273
Cash at beginning of period	9,022	749
Cash at end of period	$3,174	$9,022
Supplemental Disclosure of Cash Flow Information:
Interest paid	2,949	2,979
Preferred stock dividends declared but not paid at end of period	19	—

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

Dividends

The Parent received $1.4 million in cash dividends from RCIC in 2023. The Parent received a $10.8 million dividend from CIS during the fourth quarter of 2022.

2. Guarantees

The Parent has guaranteed the principal and interest obligations of a $10.0 million surplus note issued by Conifer Insurance Company to White Pine Insurance Company (both wholly owned subsidiaries). The note pays interest annually at a per annum rate of 4% and has no maturity.

As of December 31, 2023, the surplus note was adjusted to a fair value of $6.8 million as a result of KBRA downgrading CIC's surplus note rating from BBB- to BB+. This change in CIC's rating required a change in the statutory statement presentation from a cost basis to a fair value basis of accounting.

Schedule V

Conifer Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2023 and 2022

(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Decrease to Other Comprehensive Income	Deductions from Allowance Account	Balance at End of Period
Valuation for Deferred Tax Assets
2023	21,663	7,254	(904)	—	28,013
2022	14,594	3,715	3,354	—	21,663

CONIFER HOLDINGS, INC.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K	September 30, 2015	3.1	August 28, 2015

3.2	Amended and Restated Bylaws of Conifer Holdings, Inc.	S-1A	September 30, 2015	3.4	July 30, 2015

3.3	Certificate of Designation of Series A Preferred Stock	8-K		3.1	December 22, 2023

4.1	Description of Securities

4.2	Indenture dated September 24, 2018, by and between the Company and Wilmington Trust, National Association, as trustee	8-K		4.1	September 24, 2018

4.3	Form of Note (included in Exhibit A to the Second Supplemental Indenture)	8-K		4.3	August 8, 2023

4.4	Second Supplemental Indenture dated August 8, 2023, by and between the Company and Wilmington Trust, National Association, as trustee

10.6	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated June 14, 2022

10.8	Limited Waiver Regarding Second Amended and Restated Note Purchase Agreement

10.12	Employment agreement - Nicholas J. Petcoff

10.13	Employment agreements including Brian J. Roney	10-K	December 31, 2016	10.13	March 15, 2017

10.14	Note Purchase Agreement dated September 29, 2017 between the Company and Elanus Capital Investments Master SP Series 3	10-Q	September 30, 2017	10.14	November 11, 2017

10.15	Credit Agreement Dated as of June 21, 2018 with The Huntington National Bank	10-K	December 31, 2018	10.15	March 13, 2019

10.16	First Amendment to Note Purchase Agreement dated as of June 21, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.16	March 13, 2019

10.17	Amended and Restated Note Purchase Agreement dated September 25, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.17	March 13, 2019

10.18	Waiver and Consent from The Huntington National Bank dated as of October 31, 2018, regarding the Amended and Restated Note Purchase Agreement between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.18	March 13, 2019

10.19	First Amendment to Amended and Restated Note Purchase Agreement dated as of December 13, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.19	March 13, 2019

10.20	First Amendment to Credit Agreement dated as of December 27, 2018 between the Company and The Huntington National Bank	10-K	December 31, 2018	10.20	March 13, 2019

10.21	Second Amendment to Amended and Restated Note Purchase Agreement dated as of June 21, 2019 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2019	10.21	March 12, 2020

10.22	Second Amendment to Credit Agreement dated as of June 21, 2019 between the Company and The Huntington National Bank	10-K	December 31, 2019	10.22	March 12, 2020

10.24	Third Amendment to Credit Agreement dated as of April 24, 2020 between the Company and The Huntington National Bank	10-Q	March 31, 2020	10.24	May 13, 2020

10.25	Amendment to Promissory Note dated as of June 19, 2020 between the Company and The Huntington National Bank	10-Q	June 30, 2020	10.25	August 12, 2020

10.26	Fourth Amendment to Credit Agreement dated as of June 19, 2020 between the Company and The Huntington National Bank	10-Q	June 30, 2020	10.26	August 12, 2020

10.27	Amendment to Promissory Note dated as of June 18, 2021 between the Company and The Huntington National Bank	10-Q	June 30, 2021	10.27	August 11, 2021

10.28	Fifth Amendment to Credit Agreement dated as of June 18, 2021	10-Q	June 30, 2021	10.28	August 11, 2021

between the company and the Huntington National Bank

10.29	Six Amendment to Credit Agreement dated as of August 8, 2022 between the Company and the Huntington National Bank	10-Q	June 30, 2022	10.29	August 11, 2022

10.30	Purchase Agreement, dated December 20, 2023, by and between Conifer Holdings, Inc. and Clarkston Capital, LLC	8-K		10.1	December 22, 2023

10.31	Second Amended and Restated Note Purchase Agreement dated as of September 30, 2023 between the Company and Elanus Capital Investment Master SP Series 3	10-Q	September 30, 2023	10.1	November 11, 2023

21.1	List of Subsidiaries of the Company					*

23.1	Consent of Plante Moran PLLC, Independent Registered Public Accounting Firm					*

31.1	Section 302 Certification — CEO					*

31.2	Section 302 Certification — CFO					*

32.1*	Section 906 Certification — CEO					*

32.2*	Section 906 Certification — CFO					*

97	Conifer Clawback Policy					*

99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information

101.INS	inline XBRL Instance Document					*
101.SCH	inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					*
104	Cover Page Interactive Data file (embedded within the inline XBRL document)

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONIFER HOLDINGS, INC.

By:	/s/ Nicholas J. Petcoff
Nicholas J. Petcoff
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold J. Meloche
Harold J. Meloche
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Dated: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Petcoff	Chief Executive Officer	April 1, 2024
Nicholas J. Petcoff	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	April 1, 2024
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ Isolde O'Hanlon	Director, Board Chair	April 1, 2024
Isolde O'Hanlon

/s/ Jeffrey Hakala	Director	April 1, 2024
Jeffrey Hakala

/s/ Gerald W. Hakala	Director	April 1, 2024
Gerald W. Hakala

/s/ Timothy Lamothe	Director	April 1, 2024
Timothy Lamothe

/s/ Richard J. Williams, Jr.	Director	April 1, 2024
Richard J. Williams, Jr.

/s/ Joseph D. Sarafa	Director	April 1, 2024
Joseph D. Sarafa

/s/ J. Grant Smith	Director	April 1, 2024
J. Grant Smith

/s/ John Melstrom	Director	April 1, 2024
John Melstrom

/s/ James G. Petcoff	Director	April 1, 2024
James G. Petcoff