Form 10-Q
period 2024-03-31
Conifer Holdings, Inc.
filed 2024-05-14
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, no par value, as of May 14, 2024, was 12,222,881.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $134,219 and $135,370, respectively)	$120,534	$122,113
Equity securities, at fair value (cost of $2,374 and $2,385, respectively)	2,387	2,354
Short-term investments, at fair value	23,724	20,838
Total investments	146,645	145,305

Cash and cash equivalents	17,316	11,125
Premiums and agents' balances receivable, net	24,056	29,369
Receivable from Affiliate	1,155	1,047
Reinsurance recoverables on unpaid losses	73,807	70,807
Reinsurance recoverables on paid losses	5,075	12,619
Prepaid reinsurance premiums	20,486	28,908
Deferred policy acquisition costs	5,663	6,285
Other assets	6,875	6,339
Total assets	$301,078	$311,804

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$175,826	$174,612
Unearned premiums	55,231	65,150
Reinsurance premiums payable	2,399	246
Debt	24,946	25,061
Funds held under reinsurance agreements	24,211	24,550
Premiums payable to other insureds	8,840	13,986
Accounts payable and accrued expenses	7,066	5,310
Total liabilities	298,519	308,915

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value (10,000,000 shares authorized; 1,000 issued and outstanding, respectively)	6,000	6,000
Common stock, no par value (100,000,000 shares authorized; 12,222,881 issued and outstanding, respectively)	98,132	98,100
Accumulated deficit	(86,609)	(86,683)
Accumulated other comprehensive income (loss)	(14,964)	(14,528)
Total shareholders' equity	2,559	2,889
Total liabilities and shareholders' equity	$301,078	$311,804

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue and Other Income
Premiums
Gross earned premiums	$34,232	34,294
Ceded earned premiums	(17,345)	(12,342)
Net earned premiums	16,887	21,952
Net investment income	1,552	1,307
Net realized investment gains (losses)	—	—
Change in fair value of equity securities	43	694
Other gains (losses)	—	—
Agency commission income	4,336	430
Other income	260	196
Total revenue and other income	23,078	24,579

Expenses
Losses and loss adjustment expenses, net	10,520	13,713
Policy acquisition costs	7,013	4,721
Operating expenses	4,495	4,279
Interest expense	877	686
Total expenses	22,905	23,399

Income (loss) before equity earnings in Affiliate and income taxes	173	1,180
Equity earnings (loss) in Affiliate, net of tax	58	(179)
Income tax expense (benefit)	—	—

Net income (loss)	$231	$1,001
Preferred stock dividends	157	—
Net income (loss) allocable to common shareholders	$74	$1,001

Earnings (loss) per common share, basic and diluted	$0.01	$0.08

Weighted average common shares outstanding, basic and diluted	12,222,881	12,215,849

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$231	$1,001

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(436)	2,286
Income tax (benefit) expense	—	—
Unrealized investment gains (losses), net of tax	(436)	2,286

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	—
Income tax (benefit) expense	—	—
Total reclassifications included in net income (loss), net of tax	—	—

Other comprehensive income (loss)	(436)	2,286

Total comprehensive income (loss)	$(205)	$3,287

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Preferred Stock		No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2023	1,000	6,000	12,222,881	$98,100	$(86,683)	$(14,528)	$2,889
Net income (loss)	—	—	—	—	231	—	231
Stock-based compensation expense	—	—	—	32	—	—	32
Cash dividends paid on preferred stock	—	—	—	—	(157)	—	(157)
Other comprehensive income (loss)	—	—	—	—	—	(436)	(436)
Balances at March 31, 2024	1,000	6,000	12,222,881	$98,132	$(86,609)	$(14,964)	$2,559

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	12,215,849	$97,913	$(60,760)	$(18,203)	$18,950
Net income (loss)	—	—	1,001	—	1,001
Stock-based compensation expense	—	55	—	—	55
Other comprehensive income (loss)	—	—	—	2,286	2,286
Balances at March 31, 2023	12,215,849	$97,968	$(59,759)	$(15,917)	$22,292

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$231	$1,001
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	148	98
Amortization of bond premium and discount, net	(167)	(97)
Change in fair value of equity securities	(43)	(694)
Stock-based compensation expenses	32	55
Equity loss (earnings) in Affiliate, net of tax	(58)	179
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	5,205	(91)
Reinsurance recoverables	4,544	19,180
Prepaid reinsurance premiums	8,422	(5,530)
Deferred policy acquisition costs	622	1,964
Other assets	(499)	(418)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	1,214	(20,177)
Unearned premiums	(9,919)	1,920
Funds held under reinsurance agreements	(339)	(2,759)
Reinsurance premiums payable	2,153	1,319
Premiums payable to other insureds	(5,146)	—
Accounts payable and other liabilities	1,775	(1,968)
Net cash provided by (used in) operating activities	8,175	(6,018)
Cash Flows From Investing Activities
Purchase of investments	(52,396)	(60,052)
Proceeds from maturities and redemptions of investments	1,764	2,105
Proceeds from sales of investments	49,074	58,413
Obligation to SSU	—	(934)
Net cash provided by (used in) investing activities	(1,558)	(468)
Cash Flows From Financing Activities
Dividends paid to shareholders	(176)	—
Repayment of long-term debt	(250)	—
Net cash provided by (used in) financing activities	(426)	—
Net increase (decrease) in cash	6,191	(6,486)
Cash at beginning of period	11,125	28,035
Cash at end of period	$17,316	$21,549
Supplemental Disclosure of Cash Flow Information:
Interest paid	$964	$686

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), Conifer Insurance Services ("CIS"), which is our managing general agency ("MGA"), formerly known as Sycamore Insurance Agency, Inc. ("Sycamore"), and VSRM, Inc. ("VSRM"). CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Conifer Holdings, Inc. is referred to as the "Parent Company." VSRM owns a 50% non-controlling interest in Sycamore Specialty Underwriters, LLC ("SSU" or "Affiliate").

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

These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results expected for the year ended December 31, 2024.

Business

The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into three types of insurance businesses: commercial lines, personal lines, and agency business. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in almost all 50 states in the United States of America (“U.S.”). The Company is in the process of strategically shifting from mostly underwriting insurance products (generating revenues through premiums) to mostly producing, or selling, insurance products through its MGA. Utilizing its existing relationships with retail agencies and other agencies, in the first quarter of 2024, the Company began producing business that was directly underwritten by a third-party insurer. The Company’s corporate headquarters are located in Troy, Michigan with additional office facilities in Florida and Michigan.

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

Company Liquidity

We conduct our business operations primarily through our Insurance Company Subsidiaries and MGA. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries and MGA to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries and MGA by the Parent Company. The Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company, and we do not anticipate any dividends being paid to us from our Insurance Company Subsidiaries during 2024 and 2025. The Parent Company may receive dividends from our MGA without regulatory restrictions.

Due to significant losses in 2023, much of which was attributable to strengthening reserves and severe storm activity affecting the Oklahoma homeowners business, both Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. Accordingly, in the first quarter of 2024, management implemented a strategic shift in which the Company began utilizing third-party insurers to mostly rely on commission revenues generated by our MGA to fund operations and service debt, going forward. Substantially all of our commercial lines business will no longer be written by our Insurance Company Subsidiaries by the end of the second quarter of 2024. However, we do plan to continue to write a limited amount of the personal lines on CIC. We do not expect to be writing any business in WPIC by the end of the second quarter of 2024. The Company may need to contribute more capital into WPIC before the end of the year in order to maintain its licenses, however, since the Company will no longer be writing business in WPIC, this will not have a material impact on the Company's operations or cash flows. We expect to be able to fund any needed contributions with existing cash and investments at the Parent Company.

The Company will expect to generate the vast majority of its revenue from commissions from third-party insurers, going forward. The Company has executed multiple producer agreements that will underwrite a majority of the Company’s commercial lines business. We expect to continue to underwrite the existing personal lines business within our Insurance Company Subsidiaries. Management may also consider the sale of other assets to generate additional cash resources available to the Company. We believe that our existing cash, cash equivalents, short-term investments and investment securities balances will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries over the next twelve months.

2. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three months ended March 31, 2024. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses of $13.8 million as of March 31, 2024, from the Company's available-for-sale securities are due to market conditions and interest rate changes.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at March 31, 2024 and December 31, 2023 were as follows (dollars in thousands):

	March 31, 2024
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$5,702	$—	$(172)	$5,530
State and local government	23,961	—	(3,799)	20,162
Corporate debt	33,880	—	(3,667)	30,213
Asset-backed securities	37,813	75	(485)	37,403
Mortgage-backed securities	26,320	—	(5,044)	21,276
Commercial mortgage-backed securities	3,382	—	(142)	3,240
Collateralized mortgage obligations	3,161	—	(451)	2,710
Total debt securities available for sale	$134,219	$75	$(13,760)	$120,534

	December 31, 2023
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$5,405	$3	$(161)	$5,247
State and local government	24,274	—	(3,810)	20,464
Corporate debt	34,002	—	(3,507)	30,495
Asset-backed securities	38,289	47	(584)	37,752
Mortgage-backed securities	26,768	—	(4,641)	22,127
Commercial mortgage-backed securities	3,404	—	(160)	3,244
Collateralized mortgage obligations	3,228	—	(444)	2,784
Total debt securities available for sale	$135,370	$50	$(13,307)	$122,113

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2024
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	3	$1,938	$(27)	9	$3,407	$(145)	12	$5,345	$(172)
State and local government	1	300	(1)	114	19,862	(3,798)	115	20,162	(3,799)
Corporate debt	—	—	—	65	30,213	(3,667)	65	30,213	(3,667)
Asset-backed securities	7	3,453	(4)	11	11,175	(481)	18	14,628	(485)
Mortgage-backed securities	1	5	(1)	66	21,271	(5,043)	67	21,276	(5,044)
Commercial mortgage-backed securities	—	—	—	4	3,240	(142)	4	3,240	(142)
Collateralized mortgage obligations	—	—	—	31	2,710	(451)	31	2,710	(451)
Total debt securities available for sale	12	$5,696	$(33)	300	$91,878	$(13,727)	312	$97,574	$(13,760)

	December 31, 2023
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	1	$649	$(7)	9	$3,400	$(154)	10	$4,049	$(161)
State and local government	3	1,193	(7)	113	19,096	(3,803)	116	20,289	(3,810)
Corporate debt	—	—	—	66	30,495	(3,507)	66	30,495	(3,507)
Asset-backed securities	1	1,090	(1)	21	16,270	(583)	22	17,360	(584)
Mortgage-backed securities	4	11	(1)	64	22,116	(4,640)	68	22,127	(4,641)
Commercial mortgage-backed securities	—	—	—	4	3,225	(160)	4	3,225	(160)
Collateralized mortgage obligations	—	—	—	32	2,803	(444)	32	2,803	(444)
Total debt securities available for sale	9	$2,943	$(16)	309	$97,405	$(13,291)	318	$100,348	$(13,307)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Debt securities	$1,225	$853
Equity securities	11	11
Cash, cash equivalents and short-term investments	377	503
Total investment income	1,613	1,367
Investment expenses	(61)	(60)
Net investment income	$1,552	$1,307

The Company had no gross realized gains or losses from sales, calls and maturities of available-for-sale debt and equity securities for the three months ended March 31, 2024 and 2023, respectively.

Proceeds from available-for-sale debt securities were $1.8 million and $23.6 million for the three months ended March 31, 2024 and 2023, respectively.

There were no payables or receivables from securities purchased or sold for the three months ended March 31, 2024 and 2023, respectively.

The Company's gross unrealized gains related to its equity investments were $505,000 as of March 31, 2024 and December 31, 2023, respectively. The Company’s gross unrealized losses related to its equity investments were $492,000 and $535,000 as of March 31, 2024 and December 31, 2023, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There were no impairments or observable changes in price recorded for the three months ended March 31, 2024 and 2023, respectively, related to the Company's other equity investments. These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $1.4 million as of March 31, 2024 and December 31, 2023, respectively.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at March 31, 2024. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,629	$4,564
Due after one year through five years	30,738	28,557
Due after five years through ten years	17,489	14,648
Due after ten years	10,687	8,136
Securities with contractual maturities	63,543	55,905
Asset-backed securities	37,813	37,403
Mortgage-backed securities	26,320	21,276
Commercial mortgage-backed securities	3,382	3,240
Collateralized mortgage obligations	3,161	2,710
Total debt securities	$134,219	$120,534

At March 31, 2024 and December 31, 2023, the Insurance Company Subsidiaries had $8.1 million and $8.2 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At March 31, 2024 and December 31, 2023, the Company had $122.5 million and $123.5 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. Approximately $121.7 million of the trust account balances are for collateral of gross unearned premiums and gross loss reserves of the fronted business on the security guard and installation industries ("Security Program") and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the unearned premiums run off to zero and loss reserves are paid on these programs, the remaining trust balances will be released and available for general use.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,530	$—	$5,530	$—
State and local government	20,162	—	20,162	—
Corporate debt	30,213	—	30,213	—
Asset-backed securities	37,403	—	37,403	—
Mortgage-backed securities	21,276	—	21,276	—
Commercial mortgage-backed securities	3,240	—	3,240	—
Collateralized mortgage obligations	2,710	—	2,710	—
Total debt securities	120,534	—	120,534	—
Equity Securities	939	182	757	—
Short-term investments	23,724	23,724	—	—
Total marketable investments measured at fair value	$145,197	$23,906	$121,291	$—

Investments measured at NAV:
Investment in limited partnership	1,448
Total assets measured at fair value	$146,645

Liabilities:
Senior unsecured notes *	$10,896	$—	$10,896	$—
Senior secured notes *	9,599	—	—	9,599
Total Liabilities (non-recurring fair value measure)	$20,495	$—	$10,896	$9,599

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2023
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,247	$—	$5,247	$—
State and local government	20,464	—	20,464	—
Corporate debt	30,495	—	30,495	—
Asset-backed securities	37,752	—	37,752	—
Mortgage-backed securities	22,127	—	22,127	—
Commercial mortgage-backed securities	3,244	—	3,244	—
Collateralized mortgage obligations	2,784	—	2,784	—
Total debt securities	122,113	—	122,113	—
Equity securities	896	139	757	—
Short-term investments	20,838	20,838	—	—
Total marketable investments measured at fair value	$143,847	$20,977	$122,870	$—

Investments measured at NAV:
Investment in limited partnership	1,458
Total assets measured at fair value	$145,305

Liabilities:
Senior unsecured notes *	$11,791	$—	$11,791	$—
Subordinated notes *	9,965	—	—	9,965
Total Liabilities (non-recurring fair value measure)	$21,756	$—	$11,791	$9,965

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 16% and 15% of the fair value of the total marketable investments measured at fair value as of March 31, 2024 and December 31, 2023, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 84% and 85% of the fair value of the total marketable investments measured at fair value as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the fair value of the Senior Secured Notes reported at amortized cost was considered a Level 3 liability in the fair value hierarchy and is entirely comprised of the Company's Senior Secured Notes. In determining the fair value of the Senior Secured Notes outstanding at March 31, 2024 and December 31, 2023, the security attributes (issue date, maturity, coupon, calls, etc.) were entered into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the March 31, 2024 and December 31, 2023 U.S. Treasury rates, respectively. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. There were no transfers in or out of Level 3 for the three months ended March 31, 2024 and 2023.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three months ended March 31, 2024 and 2023. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$6,285	$10,290

Deferred policy acquisition costs	6,391	2,757
Amortization of policy acquisition costs	(7,013)	(4,721)
Net change	(622)	(1,964)

Balance at end of period	$5,663	$8,326

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended March 31,
	2024	2023
Gross reserves - beginning of period	$174,612	$165,539
Less: reinsurance recoverables on unpaid losses	(70,807)	(82,651)
Net reserves - beginning of period	103,805	82,888
Add: incurred losses and LAE, net of reinsurance:
Current period	10,981	14,926
Prior period	(461)	(1,213)
Total net incurred losses and LAE	10,520	13,713
Deduct: loss and LAE payments, net of reinsurance:
Current period	2,862	1,987
Prior period	9,444	10,353
Total net loss and LAE payments	12,306	12,340
Net reserves - end of period	102,019	84,261
Plus: reinsurance recoverables on unpaid losses	73,807	61,101
Gross reserves - end of period	$175,826	$145,362

Net losses and LAE decreased by $3.2 million, or 23.3%, to $10.5 million during the first quarter of 2024, compared to $13.7 million for the same period in 2023. The decrease was attributable to a $3.9 million decrease in current accident year losses during the first quarter of 2024, compared to the same period in 2023.

The Company’s incurred losses during the three months ended March 31, 2024 included prior-year favorable development of $461,000. Of the $461,000 of favorable development experience during the first quarter of 2024, $508,000 of favorable development was experienced in the Company's personal lines of business, mostly related to accident year 2023. The $508,000 of favorable development in the Company's personal lines was offset by $47,000 of adverse development in the Company's commercial lines of business, mostly related to accident year 2022.

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

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events. The Company ceded primarily all specific commercial liability risks in excess of $400,000 in 2024 and 2023. The Company ceded specific commercial property risks in excess of $400,000 in 2024 and 2023. The Company ceded homeowners specific risks in excess of $400,000 and $300,000 in 2024 and 2023, respectively.

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

The Company assumes written premiums under a few fronting arrangements. The fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a minimum A.M. Best rating, or where the policies are written in a state where the Company is not licensed or for other strategic reasons.

On September 30, 2023, the Company entered into a 100% quota share reinsurance agreement with the buyer of the renewal rights of the Security Program. The Company ceded $30.9 million of its gross unearned premiums relating to the Security Program in exchange for a 22% - 27% ceding commission.

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement. As of March 31, 2024, the Company has recorded losses through the $5.5 million corridor and $8.5 million into the $20.0 million layer. As of December 31, 2023, the Company recorded losses through the $5.5 million corridor and $9.1 million into the $20.0 million layer.

As of March 31, 2024, the Consolidated Balance Sheets included $2.5 million and $7.5 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively. As of December 31, 2023, the Consolidated Balance Sheets included $3.8 million and $10.9 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Written premiums:
Direct	$24,099	$24,341
Assumed	214	11,873
Ceded	(8,922)	(17,872)
Net written premiums	$15,391	$18,342

Earned premiums:
Direct	$24,808	$23,315
Assumed	9,424	10,979
Ceded	(17,345)	(12,342)
Net earned premiums	$16,887	$21,952

Losses and LAE:
Direct	$21,982	$1,969
Assumed	(3,264)	1,497
Ceded	(8,198)	10,247
Net Losses and LAE	$10,520	$13,713

7. Debt

As of March 31, 2024, the Company’s debt was comprised of two instruments: $17.9 million of 9.75% public senior unsecured notes (the "New Public Notes") which were issued during the third quarter of 2023, and $9.5 million of privately placed 12.5% senior secured notes ("Senior Secured Notes"), which were issued on September 30, 2023. The New Public Notes have substantially the same terms as the 6.75% public senior unsecured notes (the "Old Public Notes") which matured on September 30, 2023, except for the coupon. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of March 31, 2024			As of December 31, 2023
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$17,887	$1,591	$16,296	$17,887	$1,679	$16,208
Senior secured notes	9,500	850	8,650	9,750	897	8,853
Total	$27,387	$2,441	$24,946	$27,637	$2,576	$25,061

New Public Notes

The Company issued $17.9 million of New Public Notes during the third quarter of 2023. The new notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the new notes, in whole or in part, at face value at any time after September 30, 2025.

Senior Secured Notes

The Company restructured its subordinated notes to Senior Secured Notes with its lender on September 30, 2023. The Senior Secured Notes mature on September 30, 2028, and bear an interest rate of 12.5% per annum. Interest is payable quarterly at the end of March, June, September, and December. Quarterly principal payments of $250,000 are required starting on December 31, 2023 through September 30, 2028. The Company may redeem the senior secured notes, in whole or in part, for a call premium of $1.8 million less 22% of the interest payment amounts that were paid prior to the date of redemption. The Company accounted for this restructuring as a debt modification because there was no concession made to the lender. The Company had $9.5 million of outstanding Senior Secured Notes as of March 31, 2024.

Debt issuance costs

The Company incurred $173,000 of restructuring costs from the lender related to the Senior Secured Notes. These costs were capitalized as debt issuance costs as of September 30, 2023.

As of March 31, 2024, the carrying value of the New Public Notes and Senior Secured Notes were offset by $1.6 million and $850,000 of capitalized costs, respectively. The debt issuance costs are amortized through interest expense over the life of the loans.

Debt covenants

The Senior Secured Notes contain various restrictive financial debt covenants that relate to the Company’s minimum tangible net worth, minimum fixed-charge coverage ratios, dividend paying capacity, reinsurance retentions and risk-based capital ratios. The Senior Secured Notes also require that any proceeds the Company receives from asset sales be used to pay down the principal. Debt covenants have been waived for violation of compliance as of December 31, 2023 and any potential future violations through May 31, 2025.

The following table shows the scheduled principal payments of the Company's debt as of March 31, 2024 (dollars in thousands):

Year	Senior unsecured notes	Senior secured notes
2024	750	—
2025	1,000	—
2026	1,000	—
2027	1,000	—
2028	5,750	17,887
Total	$9,500	$17,887

8. Shareholder’s Equity

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

The Preferred Stock requires quarterly dividend payments. The Preferred Stock dividend rate is equal to the prime rate of Waterford Bank, N.A. ("Waterford Bank"), or 8.0%, whichever is higher, plus 200 basis points. As of March 31, 2024, this equated to an annualized rate of 10.5%.

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

As of March 31, 2024 and December 31, 2023, the Company had 1,000 issued and outstanding shares of Preferred Stock, respectively.

Common Stock

As of March 31, 2024 and December 31, 2023, the Company had 12,222,881 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

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

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$231	$1,001
Preferred stock dividends	157	—
Net income (loss) allocable to common shareholders	$74	$1,001
Weighted average common shares, basic and diluted *	12,222,881	12,215,849
Earnings (loss) per common share, basic and diluted	$0.01	$0.08

* The preferred shares that may be convertible into a total of 4,000,000 common shares were anti-dilutive and thus did not impact the diluted earnings per share calculation. There were no unvested restricted stock units as of March 31, 2024. The non-vested shares of stock options were anti-dilutive as of March 31, 2024. The non-vested shares of the restricted stock units and stock options were anti-dilutive as of March 31, 2023. Therefore, the basic and diluted weighted average common shares are equal for the three months ended March 31, 2024 and March 31, 2023.

10. Stock-based Compensation

On March 8, 2022 the Company issued options to purchase 630,000 shares of the Company's common stock to two named executive officers. The right to exercise the options vest over a five-year period on a straight-line basis. The options have a strike price of $4.53 per share and will expire on March 8, 2032. The estimated grant date fair value of these options is $612,000, which is being expensed ratably over the vesting period. A Black Scholes model was used to determine the fair value of the options at the time the options were issued, using the Company’s historical 5-year market price of its stock to determine volatility (equating to 65.04%), an estimated 5-year term to exercise the options, a 5-year risk-free rate of return of 1.8%, and the market price for the Company’s stock of $2.40 per share.

On June 30, 2020, the Company issued options to purchase 280,000 shares of the Company’s common stock, to certain executive officers and other employees. The right to exercise the options vest over a five-year period on a straight-line basis. The options have a strike price of $3.81 per share and expire on June 30, 2030. The estimated grant date fair value of these options is $290,000, which is being expensed ratably over the vesting period.

In 2018, the Company issued 70,000 of restricted stock units (“RSUs”) to various employees to be settled in shares of common stock, which were valued at $404,000 on the date of the grant.

The Company recorded $0 and $12,000 compensation expense related to the RSUs for the three months ended March 31, 2024 and 2023, respectively. There were no unvested RSUs remaining as of March 31, 2024.

The Company recorded $1,000 and $12,000 of compensation expense for the three months ended March 31, 2024 and 2023, respectively, related to the stock options granted on June 30, 2020. There were 94,000 options outstanding and unvested as of March 31, 2024, which will generate an estimated future expense of $61,000.

The Company recorded $31,000 three months ended March 31, 2024 and 2023, respectively, related to the stock options granted on March 8, 2022. There were 378,000 options outstanding and unvested as of March 31, 2024, which will generate an estimated future expense of $357,000.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision makers in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, review a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Michigan, Texas, Oklahoma and Ohio. For the three months ended March 31, 2024 and 2023, gross written premiums attributable to these four states were 83.1% and 52.4%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended March 31, 2024	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$12,762	$11,551	$24,313	$—	$—	$—	$24,313

Net written premiums	$8,287	$7,104	$15,391	$—	$—	$—	$15,391

Net earned premiums	$8,797	$8,090	$16,887	$—	$—	$—	$16,887
Agency commission income	—	—	—	4,336	—	—	4,336
Other income	50	28	78	6,369	71	(6,258)	260
Segment revenue	8,847	8,118	16,965	10,705	71	(6,258)	21,483

Losses and LAE, net	6,766	3,754	10,520	—	—	—	10,520
Policy acquisition costs	1,147	2,013	3,160	9,119	—	(5,266)	7,013
Operating expenses	1,748	971	2,719	1,633	143	—	4,495
Segment expenses	9,661	6,738	16,399	10,752	143	(5,266)	22,028

Segment gain (loss)	$(814)	$1,380	$566	$(47)	$(72)	$(992)	$(545)
Investment income					1,552		1,552
Change in fair value of equity securities					43		43
Interest expense					(877)		(877)
Income (loss) before equity earnings in Affiliate and income taxes	$(814)	$1,380	$566	$(47)	$646	$(992)	$173

Three months ended March 31, 2023	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$28,975	$7,239	$36,214	$—	$—	$—	$36,214

Net written premiums	$12,241	$6,101	$18,342	$—	$—	$—	$18,342

Net earned premiums	$17,123	$4,829	$21,952	$—	$—	$—	$21,952
Agency commission income	—	—	—	430	—	—	430
Other income	52	23	75	449	72	(400)	196
Segment revenue	17,175	4,852	22,027	879	72	(400)	22,578

Losses and LAE, net	10,547	3,166	13,713	—	—	—	13,713
Policy acquisition costs	3,196	1,389	4,585	548	—	(412)	4,721
Operating expenses	3,028	592	3,620	352	307	—	4,279
Segment expenses	16,771	5,147	21,918	900	307	(412)	22,713

Segment gain (loss)	$404	$(295)	$109	$(21)	$(235)	$12	$(135)
Investment income					1,307		1,307
Change in fair value of equity securities					694		694
Interest expense					(686)		(686)
Income (loss) before equity earnings in Affiliate and income taxes	$404	$(295)	$109	$(21)	$1,080	$12	$1,180

13. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2024 and 2023

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on April 1, 2024 with the U. S. Securities and Exchange Commission.

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on April 1, 2024 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Recent Developments

Strategic Shift from Premium Revenues to Commission Revenues

In the first quarter of 2024, the Company began a strategic shift that will reduce premiums revenues from underwriting operations and increase commission revenues from policy production within the MGA. The Company began utilizing one third-party insurer for the underwriting capacity in one program, but is expected to see significant expansion of the use of two third-party insurers during the second quarter of 2024. By the third quarter of 2024, we expect that almost all commercial lines business previously underwritten by the Company’s Insurance Company Subsidiaries will be written by third-party insurers. The Company expects to continue to directly write the Midwest and Texas homeowners business.

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

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia, and we offer our insurance products in almost all 50 states.

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

Through our MGA, CIS operates through our wholesale agency business segment. Through CIS, we offer commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers. The wholesale agency business segment provides our agents with more insurance product options. We expect the wholesale agency segment to become more prominent going forward as substantially all of our commercial lines business will be produced by our MGA and underwritten by third-party insurers.

An advantage of using these third-party insurers is they will both have a minimum of an A- A.M. Best rating, which greatly improves our competitive edge in the marketplace.

As we transition to more of a MGA operation, more revenues will be derived from commissions while insurance premiums and investment income will diminish over time. Cash flows from written premiums will decline quickly over the next two quarters and will be almost entirely comprised of the homeowners business by the third quarter of 2024. Concurrently, cash flows from commissions revenues will increase. As claims are settled, claim payments will be funded from the sale of investments within the Insurance Company Subsidiaries. Such claims payments will reduce cash flows provided by operating activities and will be offset by an increase in cash flows from investing activities as the investment portfolio is liquidated over time to fund the claim payments. Management may consider the sale of other assets to generate additional cash resources available to the Company.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.

Executive Overview

The Company reported $24.3 million of gross written premiums in the first quarter of 2024, representing a 32.9% decrease as compared to the same period in 2023. Our commercial lines gross written premiums decreased by $16.2 million, or 56.0%, to $12.8 million in the first quarter of 2024, compared to $29.0 million for the same period in 2023. Personal lines gross written premiums increased by $4.3 million, or 59.6%, to $11.6 million in the first quarter of 2024, compared to $7.2 million for the same period in 2023.

The Company reported net income allocable to common shareholders of $74,000, or $0.01 per share for the three months ended March 31, 2024. The Company reported net income of $1.0 million, or $0.08 per share, for the three months ended March 31, 2023.

Adjusted operating income per share is a non-GAAP measure that represents net income allocable to common shareholders excluding net realized investment gains or losses, change in fair value of equity securities, and other gains or losses. Adjusted operating income was $188,000, or $0.02 per share, for the three months ended March 31, 2024. Adjusted operating income was $307,000, or $0.03 per share, for the three months ended March 31, 2023.

Our underwriting combined ratio was 96.7% and 99.5% for the three months ended March 31, 2024 and 2023, respectively.

Results of Operations For The Three Months Ended March 31, 2024 and 2023

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Gross written premiums	$24,313	$36,214	$(11,901)	(32.9%)

Net written premiums	$15,391	$18,342	$(2,951)	(16.1%)

Net earned premiums	$16,887	$21,952	$(5,065)	(23.1)%
Agency commission income	4,336	430	3,906	*
Other income	260	196	64	32.7%
Losses and loss adjustment expenses, net	10,520	13,713	(3,193)	(23.3)%
Policy acquisition costs	7,013	4,721	2,292	48.5%
Operating expenses	4,495	4,279	216	5.0%
Underwriting gain (loss)	(545)	(135)	(410)	*
Net investment income	1,552	1,307	245	18.7%
Change in fair value of equity securities	43	694	(651)	(93.8)%
Interest expense	877	686	191	27.8%
Income (loss) before equity earnings in Affiliate, net of tax	173	1,180	(1,007)	*
Equity earnings (loss) in Affiliate, net of tax	58	(179)	237	*
Income tax expense (benefit)	—	—	—	*
Net income (loss)	$231	$1,001	$(770)	*

Book value per common share outstanding	$0.21	$1.82

Underwriting Ratios:
Loss ratio (1)	62.0%	62.2%
Expense ratio (2)	34.7%	37.3%
Combined ratio (3)	96.7%	99.5%

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

Our premiums are presented below for the three months ended March 31, 2024 and 2023 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Gross written premiums
Commercial lines	$12,762	$28,975	$(16,213)	(56.0)%
Personal lines	11,551	7,239	4,312	59.6%
Total	$24,313	$36,214	$(11,901)	(32.9)%

Net written premiums
Commercial lines	$8,287	$12,241	$(3,954)	(32.3)%
Personal lines	7,104	6,101	1,003	16.4%
Total	$15,391	$18,342	$(2,951)	(16.1)%

Net earned premiums
Commercial lines	$8,797	$17,123	$(8,326)	(48.6)%
Personal lines	8,090	4,829	3,261	67.5%
Total	$16,887	$21,952	$(5,065)	(23.1)%

Gross written premiums decreased $11.9 million, or 32.9%, to $24.3 million for the three months ended March 31, 2024, as compared to $36.2 million for the same period in 2023.

Commercial lines gross written premiums decreased $16.2 million, or 56.0%, to $12.8 million in the first quarter of 2024, as compared to $29.0 million for the first quarter of 2023. There was a $13.5 million decrease in premiums due to the sale of the Security Program in September 2023, as well as continued reductions in certain hospitality lines as we exited less profitable states. To a lesser degree, some of the premium reduction was due to our MGA beginning to shift business from our Insurance Company Subsidiaries to the third-party insurers. This impact will be significantly greater in the second and third quarters of 2024.

Personal lines gross written premiums increased $4.3 million, or 59.6%, to $11.6 million in the first quarter of 2024, as compared to $7.2 million for the same period in 2023. The increase was due to the organic growth in the low-value dwelling book of business in Texas and Oklahoma. The Company is expected to discontinue writing in Oklahoma in the second quarter of 2024, while Texas homeowners is expected to continue to grow.

Net written premiums decreased $3.0 million, or 16.1%, to $15.4 million for the three months ended March 31, 2024, as compared to $18.3 million for the same period in 2023. Net written premiums declined as a result of the Company's reduction in gross written premiums during the first quarter of 2024.

Agency Commission Income

Commission income is received by the Company’s insurance agency for writing policies for third-party insurance companies. Agency commission income increased by $3.9 million to $4.3 million during the first quarter of 2024, compared to $430,000 for the same period in 2023. The increase was due to the Company's Security Program transaction in September of 2023. As part of the arrangement with the buyer, our MGA was appointed as the producer for this business, for approximately a two-year transition period. During this time our MGA will receive a commission from the buyer, and pay a sub-producer substantially the same commission. This will result in higher consolidated Agency Commission Income for the Company. Policy acquisition costs will remain substantially the same amount for the period of this agreement. In the first quarter of 2024, the Company recorded $3.6 million of commission revenue and $3.6 million of commission expense as a result of this arrangement. Going forward, as our MGA produces more business for third-party insurers, we expect that commission revenue, net of expense, is to grow significantly.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended March 31, 2024 and 2023 (dollars in thousands):

Three months ended March 31, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$6,719	$4,262	$10,981
Net (favorable) adverse development	47	(508)	(461)
Calendar year net losses and LAE	$6,766	$3,754	$10,520

Accident year loss ratio	76.0%	52.5%	64.7%
Net (favorable) adverse development	0.5%	(6.3)%	(2.7)%
Calendar year loss ratio	76.5%	46.2%	62.0%

Three months ended March 31, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,364	$3,562	$14,926
Net (favorable) adverse development	(817)	(396)	(1,213)
Calendar year net losses and LAE	$10,547	$3,166	$13,713

Accident year loss ratio	66.2%	73.4%	67.8%
Net (favorable) adverse development	(4.8)%	(8.1)%	(5.6)%
Calendar year loss ratio	61.4%	65.3%	62.2%

Net losses and LAE decreased by $3.2 million, or 23.3%, to $10.5 million during the first quarter of 2024, compared to $13.7 million for the same period in 2023. The decrease was attributable to a $3.9 million decrease in current accident year losses during the first quarter of 2024, compared to the same period in 2023.

The Company’s incurred losses during the three months ended March 31, 2024 included prior-year favorable development of $461,000. Of the $461,000 of favorable development experience during the first quarter of 2024, $508,000 of favorable development was experienced in the Company's personal lines of business, mostly related to accident year 2023. The $508,000 of favorable development in the Company's personal lines was offset by $47,000 of adverse development in the Company's commercial lines of business, mostly related to accident year 2022.

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

The table below provides the expense ratio by major component.

	Three Months Ended March 31,
	2024	2023
Commercial Lines
Policy acquisition costs	13.0%	18.6%
Operating expenses	19.7%	17.6%
Total	32.7%	36.2%
Personal Lines
Policy acquisition costs	24.8%	28.6%
Operating expenses	12.0%	12.2%
Total	36.8%	40.8%
Total Underwriting
Policy acquisition costs	18.7%	20.8%
Operating expenses	16.0%	16.5%
Total	34.7%	37.3%

Our expense ratio decreased by 2.6% during the first quarter of 2024, compared to the same period in 2023.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income decreased by 2.1% during the first quarter of 2024 to 18.7%, compared to 20.8% during the same period in 2023. The decrease was primarily related to the impact from the ceding commissions received from the unearned premium transfer of the Security Program effective September 30, 2023.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income decreased by 0.5% during the first quarter of 2024 to 16.0%, compared to 16.5% for the same period in 2023. The decrease was primarily due to cost-reducing measures taken by management throughout the year.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended March 31, 2024 and 2023 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended March 31,
	2024	2023	$ Change
Commercial Lines	$(814)	$404	$(1,218)
Personal Lines	1,380	(295)	1,675
Total Underwriting	566	109	457
Wholesale Agency	(47)	(21)	(26)
Corporate	(72)	(235)	163
Eliminations *	(992)	12	(1,004)
Total segment gain (loss)	$(545)	$(135)	$(410)

* Elimination amounts are a result of more intercompany commission revenue being generated in the Wholesale Agency, which is recognized when the premiums are written, while the Insurance Company Subsidiaries recognize the intercompany commission expense when the premiums are earned. This timing difference between two consolidating companies is adjusted through Eliminations.

Liquidity and Capital Resources

Sources and Uses of Funds

At March 31, 2024, the Company had $41.0 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income, proceeds from maturities and sales of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

For the next twelve months, based on the capital structure as of March 31, 2024, the Company will be required to make $1.0 million of principal payments on the senior secured notes, $630,000 of preferred dividend payments and approximately $2.9 million of interest on all of the Company's debt instruments, all of which are paid quarterly.

We conduct our business operations primarily through our Insurance Company Subsidiaries and our MGA. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries and MGA to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries and MGA by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the three months ended March 31, 2024 and 2023, respectively. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term. The MGA may pay dividends to the Parent without regulatory restrictions, and we believe is will be utilized as the MGA begins to produce more business for third-party insurers.

Due to significant losses in 2023, much of which was attributable to strengthening reserves and severe storm activity affecting the Oklahoma homeowners business, both Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. Also, both CIC and WPIC fell below critical statutory capital and surplus minimum requirements including the Risk Based Capital (“RBC”) ratio. CIC’s and WPIC’s RBC ratios at December 31, 2023, were 169% and 142%, respectively. The Insurance Company Subsidiaries submitted an action plan with the state of domicile insurance regulator on April 1, 2024, to remediate certain statutory capital and surplus regulatory deficiencies. As part of the plan, WPIC will no longer write any business after June 30, 2024, and CIC will only write a small amount of commercial business as well as the homeowners business after June 30, 2024. These actions were part of a strategic shift implemented by management to utilize third-party insurers and to mostly rely on commission revenues generated by our MGA to fund operations and service debt, going forward.

With the producer agreements currently executed, the Company expects to be able to generate the needed revenues to meet our obligations as they become due over the next twelve months. Management believes the actions that were executed to implement the planned strategic shift coupled with additional available sources of available liquidity, will be sufficient to enable the Company to meet its obligations for the foreseeable future.

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

Cash Flows

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2024 was $8.2 million compared to cash used in operating activities of $6.0 million for the same period in 2023. The $14.2 million increase in cash provided by operating activities was primarily due a $12.4 million decrease in total net losses paid and a $4.0 million increase in other income received during the period. These amounts were offset by a $2.4 million increase in acquisition costs paid during the first three months of 2024, compared to the same period in 2023.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2024 was $1.6 million, compared to $468,000 for the same period in 2023. The $1.1 million increase in cash used by investing activities was driven by a $9.3 million decrease in proceeds from sales of investment during the period. This amount was offset by a $7.7 million decrease in purchases of investments during the period.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2024 was $426,000 compared to $0 for the same period in 2023. The $426,000 increase in cash used for financing activities was attributable to $176,000 of preferred stock dividends paid during the first quarter of 2024, and a $250,000 principal payment towards the Company's senior secured notes during the first quarter of 2024. The Company did not have the Senior Secured Notes or the preferred stock in the first quarter of 2023.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $34.0 million and $32.8 million at March 31, 2024 and December 31, 2023, respectively.

Non-GAAP Financial Measures

Adjusted Operating Income and Adjusted Operating Income Per Share

Adjusted operating income and adjusted operating income per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment gains or losses, changes in fair value of equity securities and other gains and losses. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income (loss) to adjusted operating income (loss) (dollars in thousands), as well as net income (loss) per share to adjusted operating income (loss) per share:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$231	$1,001
Less:
Change in fair value of equity securities	43	694
Impact of income tax expense (benefit) from adjustments *	—	—
Adjusted operating income (loss)	$188	$307

Weighted average common shares diluted	12,222,881	12,215,849
Diluted income (loss) per common share:
Net income (loss)	$0.02	$0.08
Less:
Change in fair value of equity securities	—	0.05
Impact of income tax expense (benefit) from adjustments *	—	—
Adjusted operating income (loss) per share	$0.02	$0.03

* The Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2024 and March 31, 2023, respectively. As a result, there were no taxable impacts to adjusted operating income from the adjustments to net income (loss) in the table above after taking into account the use of NOLs and the change in the valuation allowance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of March 31, 2024. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At March 31, 2024, the fair value of our investment portfolio, excluding cash and cash equivalents, was $146.6 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of March 31, 2024 and December 31, 2023 was 2.7 and 2.9 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of March 31, 2024. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2024	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$136,973	$(7,285)	(5.1)%	(284.7)%
100 basis point increase	140,478	(3,780)	(2.6)%	(147.7)%
No change	144,258	—	—	—
100 basis point decrease	148,326	4,068	2.8%	159.0%
200 basis point decrease	152,654	8,396	5.8%	328.1%

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

At March 31, 2024, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $72.8 million. We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2024. Based on such evaluations, the Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 11 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2024, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on April 1, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMTION

During the three months ended March 31, 2024, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Conifer securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1	Limited Waiver Regarding Second Amended and Restated Note Purchase Agreement	10-K	December 31, 2023	10.8	April 1, 2024

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	inline XBRL Instance Document

101.SCH	inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

Dated: May 14, 2024