Form 10-Q
period 2024-06-30
Conifer Holdings, Inc.
filed 2024-08-13
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of outstanding shares of the registrant’s common stock, no par value, as of August 13, 2024, was 12,222,881.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $132,889 and $135,370, respectively)	$119,371	$122,113
Equity securities, at fair value (cost of $1,844 and $2,385, respectively)	1,660	2,354
Short-term investments, at fair value	23,339	20,838
Total investments	144,370	145,305

Cash and cash equivalents	9,697	11,125
Premiums and agents' balances receivable, net	30,583	29,369
Receivable from Affiliate	1,174	1,047
Reinsurance recoverables on unpaid losses	74,358	70,807
Reinsurance recoverables on paid losses	8,614	12,619
Prepaid reinsurance premiums	13,494	28,908
Deferred policy acquisition costs	4,606	6,285
Other assets	6,038	6,339
Total assets	$292,934	$311,804

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$174,786	$174,612
Unearned premiums	44,820	65,150
Reinsurance premiums payable	1,408	246
Debt	24,832	25,061
Funds held under reinsurance agreements	23,602	24,550
Premiums payable to other insureds	19,299	13,986
Accounts payable and accrued expenses	5,352	5,310
Total liabilities	294,099	308,915

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value (10,000,000 shares authorized; 1,000 issued and outstanding, respectively)	6,000	6,000
Common stock, no par value (100,000,000 shares authorized; 12,222,881 issued and outstanding, respectively)	98,170	98,100
Accumulated deficit	(90,559)	(86,683)
Accumulated other comprehensive income (loss)	(14,776)	(14,528)
Total shareholders' equity	(1,165)	2,889
Total liabilities and shareholders' equity	$292,934	$311,804

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue and Other Income
Premiums
Gross earned premiums	$29,381	36,013	$63,613	$70,307
Ceded earned premiums	(12,715)	(12,830)	(30,060)	(25,172)
Net earned premiums	16,666	23,183	33,553	45,135
Net investment income	1,505	1,354	3,057	2,661
Net realized investment gains (losses)	(118)	—	(118)	—
Change in fair value of equity securities	(196)	(12)	(153)	682
Agency commission income	8,831	211	13,167	641
Other income	160	187	420	383
Total revenue and other income	26,848	24,923	49,926	49,502

Expenses
Losses and loss adjustment expenses, net	15,281	19,319	25,801	33,032
Policy acquisition costs	10,480	4,413	17,493	9,134
Operating expenses	4,256	5,114	8,751	9,393
Interest expense	869	820	1,746	1,506
Total expenses	30,886	29,666	53,791	53,065

Income (loss) before equity earnings in Affiliate and income taxes	(4,038)	(4,743)	(3,865)	(3,563)
Equity earnings (loss) in Affiliate, net of tax	228	4	286	(175)
Income tax expense (benefit)	(18)	—	(18)	—

Net income (loss)	$(3,792)	$(4,739)	$(3,561)	$(3,738)
Preferred stock dividends	158	—	315	—
Net income (loss) allocable to common shareholders	$(3,950)	$(4,739)	$(3,876)	$(3,738)

Earnings (loss) per common share, basic and diluted	$(0.32)	$(0.39)	$(0.32)	$(0.31)

Weighted average common shares outstanding, basic and diluted	12,222,881	12,220,331	12,222,881	12,218,102

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(3,792)	$(4,739)	$(3,561)	$(3,738)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	188	(741)	(248)	1,545
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	188	(741)	(248)	1,545

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	—	—	—
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	—	—	—	—

Other comprehensive income (loss)	188	(741)	(248)	1,545

Total comprehensive income (loss)	$(3,604)	$(5,480)	$(3,809)	$(2,193)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Preferred Stock		No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at March 31, 2024	1,000	6,000	12,222,881	$98,132	$(86,609)	$(14,964)	$2,559
Net income (loss)	—	—	—	—	(3,792)	—	(3,792)
Stock-based compensation expense	—	—	—	38	—	—	38
Dividends on preferred stock	—	—	—	—	(158)	—	(158)
Other comprehensive income (loss)	—	—	—	—	—	188	188
Balances at June 30, 2024	1,000	6,000	12,222,881	$98,170	$(90,559)	$(14,776)	$(1,165)

Balances at March 31, 2023			12,215,849	$97,968	$(59,759)	$(15,917)	$22,292
Net income (loss)			—	—	(4,739)	—	(4,739)
Repurchase of common stock			(1,968)	(3)	—	—	(3)
Stock-based compensation expense			9,000	48	—	—	48
Other comprehensive income (loss)			—	—	—	(741)	(741)
Balances at June 30, 2023	—	—	12,222,881	$98,013	$(64,498)	$(16,658)	$16,857

	No Par, Common Stock		No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2023	1,000	6,000	12,222,881	$98,100	$(86,683)	$(14,528)	$2,889
Net income (loss)	—	—	—	—	(3,561)	—	(3,561)
Stock-based compensation expense	—	—	—	70	—	—	70
Dividends on preferred stock	—	—	—	—	(315)	—	(315)
Other comprehensive income (loss)	—	—	—	—	—	(248)	(248)
Balances at June 30, 2024	1,000	$6,000	12,222,881	$98,170	$(90,559)	$(14,776)	$(1,165)

Balances at December 31, 2022			12,215,849	$97,913	$(60,760)	$(18,203)	$18,950
Net income (loss)			—	—	(3,738)	—	(3,738)
Repurchase of common stock			(1,968)	(3)	—	—	(3)
Stock-based compensation expense			9,000	103	—	—	103
Other comprehensive income (loss)			—	—	—	1,545	1,545
Balances at June 30, 2023	—	$-	12,222,881	$98,013	$(64,498)	$(16,658)	$16,857

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(3,561)	$(3,738)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	321	193
Amortization of bond premium and discount, net	(327)	(362)
Net realized investment (gains) losses	118	—
Change in fair value of equity securities	153	(682)
Stock-based compensation expenses	70	103
Equity loss (earnings) in Affiliate, net of tax	(286)	175
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(1,341)	(3,961)
Reinsurance recoverables	454	26,971
Prepaid reinsurance premiums	15,414	(8,045)
Deferred policy acquisition costs	1,679	790
Other assets	(78)	64
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	174	(20,535)
Unearned premiums	(20,330)	10,581
Funds held under reinsurance agreements	(948)	(6,086)
Reinsurance premiums payable	1,162	5,879
Premiums payable to other insureds	5,313	—
Accounts payable and other liabilities	61	(2,794)
Net cash provided by (used in) operating activities	(1,952)	(1,447)
Cash Flows From Investing Activities
Purchase of investments	(97,960)	(120,578)
Proceeds from maturities and redemptions of investments	4,539	5,651
Proceeds from sales of investments	94,779	108,041
Obligation to SSU	—	(934)
Net cash provided by (used in) investing activities	1,358	(7,820)
Cash Flows From Financing Activities
Repurchase of common stock	—	(3)
Dividends paid to shareholders	(334)	—
Repayment of long-term debt	(500)	—
Net cash provided by (used in) financing activities	(834)	(3)
Net increase (decrease) in cash	(1,428)	(9,270)
Cash at beginning of period	11,125	28,035
Cash at end of period	$9,697	$18,765
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,876	$1,506
Income taxes paid (refunded), net	—	(17)

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

The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results expected for the year ended December 31, 2024.

Business

The Company is engaged in the sale of property and casualty insurance products and has organized its principal operations into three types of insurance businesses: commercial lines, personal lines, and agency business. The Company underwrites a variety of specialty insurance products, including property, general liability, liquor liability, automobile, and homeowners and dwelling policies. The Company markets and sells its insurance products through a network of independent agents, including managing general agents, whereby policies are written in almost all 50 states in the United States of America (“U.S.”). The Company has been in the process of strategically shifting from mostly underwriting insurance products (generating revenues through premiums) to mostly producing, or selling, insurance products through its MGA. Utilizing its existing relationships with retail agencies and other agencies, in the first quarter of 2024, the Company began producing business that was directly underwritten by a third-party insurer. By the end of the second quarter, this shift was mostly complete with the expansion of having two third-party insurers to underwrite substantially all of the commercial lines business previously underwritten by the Insurance Company Subsidiaries. The Company is currently actively considering the sale of assets and of business operations in order to raise capital with which to repay debt and improve its financial position. The Company’s corporate headquarters are located in Troy, Michigan with additional office facilities in Florida and Michigan.

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

Company Liquidity

We conduct our business operations primarily through our Insurance Company Subsidiaries and MGA. Our ability to service debt, and pay administrative expenses has been primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries and MGA to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries and MGA by the Parent Company. The Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company, and we do not anticipate any dividends being paid to us from our Insurance Company Subsidiaries during 2024 and 2025. The Parent Company may receive dividends from our MGA without regulatory restrictions.

Due to significant losses in 2023, much of which was attributable to strengthening reserves and severe storm activity affecting the Oklahoma homeowners business, both Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. Accordingly, in the first quarter of 2024, management implemented a strategic shift in which the Company began utilizing third-party insurers to mostly rely on commission revenues generated by our MGA to fund operations and service debt. Substantially all of our commercial lines business is no longer being written by our Insurance Company Subsidiaries as of June 30, 2024. However, we do plan to continue to write a limited amount of the personal lines on CIC. As of June 30, 2024, the Company no longer expects to write any additional business in WPIC. It is likely that the Company will need to contribute $3.0 million to $5.0 million of more capital into WPIC before the end of the year in order to maintain its licenses. The Company is currently actively considering the sale of assets and of business operations in order to raise capital with which to repay debt and improve its financial position. We expect to fund any needed contributions with existing cash and investments at the Parent Company or through additional cash obtained through the sale of assets or business operations or additional capital raised.

The Company has executed multiple producer agreements that will underwrite a majority of the Company’s commercial lines business. We expect to continue to underwrite the existing personal lines business within our Insurance Company Subsidiaries. We believe that our existing cash, cash equivalents, short-term investments and investment securities balances in addition to any proceeds from the sale of any assets or business operations will be adequate to meet our capital and liquidity needs and the needs of our subsidiaries over the next twelve months.

2. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three and six months ended June 30, 2024. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses of $13.6 million as of June 30, 2024, from the Company's available-for-sale securities are due to market conditions and interest rate changes.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at June 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	June 30, 2024
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$5,848	$—	$(155)	$5,693
State and local government	23,972	—	(3,846)	20,126
Corporate debt	33,708	—	(3,602)	30,106
Asset-backed securities	37,223	126	(347)	37,002
Mortgage-backed securities	25,790	—	(5,162)	20,628
Commercial mortgage-backed securities	3,301	—	(105)	3,196
Collateralized mortgage obligations	3,047	—	(427)	2,620
Total debt securities available for sale	$132,889	$126	$(13,644)	$119,371

	December 31, 2023
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$5,405	$3	$(161)	$5,247
State and local government	24,274	—	(3,810)	20,464
Corporate debt	34,002	—	(3,507)	30,495
Asset-backed securities	38,289	47	(584)	37,752
Mortgage-backed securities	26,768	—	(4,641)	22,127
Commercial mortgage-backed securities	3,404	—	(160)	3,244
Collateralized mortgage obligations	3,228	—	(444)	2,784
Total debt securities available for sale	$135,370	$50	$(13,307)	$122,113

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2024
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	4	$1,769	$(14)	8	$3,614	$(141)	12	$5,383	$(155)
State and local government	1	193	(7)	114	19,933	(3,839)	115	20,126	(3,846)
Corporate debt	1	92	(8)	64	30,014	(3,594)	65	30,106	(3,602)
Asset-backed securities	1	600	(1)	8	10,801	(346)	9	11,401	(347)
Mortgage-backed securities	—	—	—	67	20,628	(5,162)	67	20,628	(5,162)
Commercial mortgage-backed securities	—	—	—	4	3,196	(105)	4	3,196	(105)
Collateralized mortgage obligations	—	—	—	30	2,620	(427)	30	2,620	(427)
Total debt securities available for sale	7	$2,654	$(30)	295	$90,806	$(13,614)	302	$93,460	$(13,644)

	December 31, 2023
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	1	$649	$(7)	9	$3,400	$(154)	10	$4,049	$(161)
State and local government	3	1,193	(7)	113	19,096	(3,803)	116	20,289	(3,810)
Corporate debt	—	—	—	66	30,495	(3,507)	66	30,495	(3,507)
Asset-backed securities	1	1,090	(1)	21	16,270	(583)	22	17,360	(584)
Mortgage-backed securities	4	11	(1)	64	22,116	(4,640)	68	22,127	(4,641)
Commercial mortgage-backed securities	—	—	—	4	3,225	(160)	4	3,225	(160)
Collateralized mortgage obligations	—	—	—	32	2,803	(444)	32	2,803	(444)
Total debt securities available for sale	9	$2,943	$(16)	309	$97,405	$(13,291)	318	$100,348	$(13,307)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Debt securities	$1,196	$1,026	$2,421	$1,879
Equity securities	12	7	23	18
Cash, cash equivalents and short-term investments	348	381	725	884
Total investment income	1,556	1,414	3,169	2,781
Investment expenses	(51)	(60)	(112)	(120)
Net investment income	$1,505	$1,354	$3,057	$2,661

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Debt securities:
Gross realized gains	$—	$—	$—	$0
Gross realized losses	—	—	—	—
Total debt securities	—	—	—	—
Equity securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	(118)	—	(118)	—
Total equity securities	(118)	—	(118)	—
Total net realized investment gains (losses)	$(118)	$—	$(118)	$—

There were no proceeds from sales of available-for-sale debt securities for the six months ended June 30, 2024 and 2023, respectively.

There were no payables or receivables from securities purchased or sold as of June 30, 2024 and June 30, 2023, respectively.

The Company's gross unrealized gains related to its equity investments were $354,000 and $505,000 as of June 30, 2024 and December 31, 2023, respectively. The Company’s gross unrealized losses related to its equity investments were $537,000 and $535,000 as of June 30, 2024 and December 31, 2023, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There were no impairments or observable changes in price recorded for the three and six months ended June 30, 2024 and 2023, respectively, related to the Company's other equity investments. These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $750,000 and $1.4 million as of June 30, 2024 and December 31, 2023, respectively.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2024. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,722	$4,661
Due after one year through five years	30,953	28,823
Due after five years through ten years	17,183	14,379
Due after ten years	10,670	8,062
Securities with contractual maturities	63,528	55,925
Asset-backed securities	37,223	37,002
Mortgage-backed securities	25,790	20,628
Commercial mortgage-backed securities	3,301	3,196
Collateralized mortgage obligations	3,047	2,620
Total debt securities	$132,889	$119,371

At June 30, 2024 and December 31, 2023, the Insurance Company Subsidiaries had $8.2 million on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At June 30, 2024 and December 31, 2023, the Company had $123.5 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. Approximately $122.8 million of the trust account balances are for collateral of gross unearned premiums and gross loss reserves of the fronted business on the security guard and installation industries ("Security Program") and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the unearned premiums run off to zero and loss reserves are paid on these programs, the remaining trust balances will be released and available for general use.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,693	$—	$5,693	$—
State and local government	20,126	—	20,126	—
Corporate debt	30,106	—	30,106	—
Asset-backed securities	37,002	—	37,002	—
Mortgage-backed securities	20,628	—	20,628	—
Commercial mortgage-backed securities	3,196	—	3,196	—
Collateralized mortgage obligations	2,620	—	2,620	—
Total debt securities	119,371	—	119,371	—
Equity Securities	357	137	220	—
Short-term investments	23,339	23,339	—	—
Total marketable investments measured at fair value	$143,067	$23,476	$119,591	$—

Investments measured at NAV:
Investment in limited partnership	1,303
Total assets measured at fair value	$144,370

Liabilities:
Senior unsecured notes *	$17,887	$—	$17,887	$—
Senior secured notes *	9,310	—	—	9,310
Total Liabilities (non-recurring fair value measure)	$27,197	$—	$17,887	$9,310

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2023
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,247	$—	$5,247	$—
State and local government	20,464	—	20,464	—
Corporate debt	30,495	—	30,495	—
Asset-backed securities	37,752	—	37,752	—
Mortgage-backed securities	22,127	—	22,127	—
Commercial mortgage-backed securities	3,244	—	3,244	—
Collateralized mortgage obligations	2,784	—	2,784	—
Total debt securities	122,113	—	122,113	—
Equity securities	896	139	757	—
Short-term investments	20,838	20,838	—	—
Total marketable investments measured at fair value	$143,847	$20,977	$122,870	$—

Investments measured at NAV:
Investment in limited partnership	1,458
Total assets measured at fair value	$145,305

Liabilities:
Senior unsecured notes *	$11,791	$—	$11,791	$—
Subordinated notes *	9,965	—	—	9,965
Total Liabilities (non-recurring fair value measure)	$21,756	$—	$11,791	$9,965

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 16% and 15% of the fair value of the total marketable investments measured at fair value as of June 30, 2024 and December 31, 2023, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 84% and 85% of the fair value of the total marketable investments measured at fair value as of June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the fair value of the Senior Secured Notes reported at amortized cost was considered a Level 3 liability in the fair value hierarchy and is entirely comprised of the Company's Senior Secured Notes. In determining the fair value of the Senior Secured Notes outstanding at June 30, 2024 and December 31, 2023, the security attributes (issue date, maturity, coupon, calls, etc.) were entered into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the June 30, 2024 and December 31, 2023 U.S. Treasury rates, respectively. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. There were no transfers in or out of Level 3 as of June 30, 2024 and December 31, 2023.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the six months ended June 30, 2024 and 2023. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$5,663	$8,326	$6,285	$10,290

Deferred policy acquisition costs	414	5,587	6,805	8,344
Amortization of policy acquisition costs	(1,471)	(4,413)	(8,484)	(9,134)
Net change	(1,057)	1,174	(1,679)	(790)

Balance at end of period	$4,606	$9,500	$4,606	$9,500

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gross reserves - beginning of period	$175,826	$145,362	$174,612	$165,539
Less: reinsurance recoverables on unpaid losses	(73,807)	(61,101)	(70,807)	(82,651)
Net reserves - beginning of period	102,019	84,261	103,805	82,888
Add: incurred losses and LAE, net of reinsurance:
Current period	12,481	18,797	23,462	33,723
Prior period	2,800	522	2,339	(691)
Total net incurred losses and LAE	15,281	19,319	25,801	33,032
Deduct: loss and LAE payments, net of reinsurance:
Current period	7,206	7,454	10,068	9,441
Prior period	9,666	7,627	19,110	17,980
Total net loss and LAE payments	16,872	15,081	29,178	27,421
Net reserves - end of period	100,428	88,499	100,428	88,499
Plus: reinsurance recoverables on unpaid losses	74,358	56,505	74,358	56,505
Gross reserves - end of period	$174,786	$145,004	$174,786	$145,004

Net losses and LAE decreased by $4.0 million, or 20.9%, to $15.3 million during the second quarter of 2024, compared to $19.3 million for the same period in 2023. The $6.3 million decrease in current accident year losses during the second quarter of 2024, compared to the same period in 2023, was mostly due to a significant reduction in net earned premiums described above.

The Company’s incurred losses during the three months ended June 30, 2024 included prior-year adverse development of $2.8 million. Of the $2.8 million of adverse development experience during the second quarter of 2024, $2.1 million of adverse development was experienced in the Company's commercial lines of business, mostly related to emergence in the commercial liability lines in the Security Program in the 2021 and 2022 accident years. The remainder was attributed to $747,000 of adverse development occurring in the Company's personal lines of business, mostly related to a few high severity claims in the 2023 accident year.

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

As of June 30, 2024, the Company was $9.9 million into the $20.0 million layer provided by the adverse development cover of the LPT.

There was $2.2 million of adverse development relating to 2019 and prior accident years that was covered under the Loss Portfolio Transfer ("LPT") during the second quarter of 2023, resulting in no net development. As of June 30, 2023, the Company was $4.6 million into the $20.0 million layer provided by the adverse development cover of the LPT.

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

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement. As of June 30, 2024, the Company has recorded losses through the $5.5 million corridor and $9.9 million into the $20.0 million layer. As of December 31, 2023, the Company recorded losses through the $5.5 million corridor and $9.1 million into the $20.0 million layer.

As of June 30, 2024, the Consolidated Balance Sheets included $3.9 million and $6.0 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively. As of December 31, 2023, the Consolidated Balance Sheets included $3.8 million and $10.9 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Written premiums:
Direct	$19,200	$27,183	$43,299	$51,524
Assumed	(229)	17,491	(15)	29,364
Ceded	(5,724)	(15,346)	(14,646)	(33,218)
Net written premiums	$13,247	$29,328	$28,638	$47,670

Earned premiums:
Direct	$24,226	$23,597	$49,034	$46,912
Assumed	5,155	12,416	14,579	23,395
Ceded	(12,715)	(12,830)	(30,060)	(25,172)
Net earned premiums	$16,666	$23,183	$33,553	$45,135

Losses and LAE:
Direct	$8,850	$24,570	$30,832	$26,539
Assumed	14,249	4,261	10,985	5,758
Ceded	(7,818)	(9,512)	(16,016)	735
Net Losses and LAE	$15,281	$19,319	$25,801	$33,032

7. Debt

As of June 30, 2024, the Company’s debt was comprised of two instruments: $17.9 million of 9.75% public senior unsecured notes (the "New Public Notes") which were issued during the third quarter of 2023, and $9.3 million of privately placed 12.5% senior secured notes ("Senior Secured Notes"), which were issued on September 30, 2023. The New Public Notes have substantially the same terms as the 6.75% public senior unsecured notes (the "Old Public Notes") which matured on September 30, 2023, except for the coupon. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of June 30, 2024			As of December 31, 2023
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$17,887	$1,502	$16,385	$17,887	$1,679	$16,208
Senior secured notes	9,250	803	8,447	9,750	897	8,853
Total	$27,137	$2,305	$24,832	$27,637	$2,576	$25,061

New Public Notes

The Company issued $17.9 million of New Public Notes during the third quarter of 2023. The new notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the new notes, in whole or in part, at face value at any time after September 30, 2025.

Senior Secured Notes

The Company restructured its subordinated notes to Senior Secured Notes with its lender on September 30, 2023. The Senior Secured Notes mature on September 30, 2028, and bear an interest rate of 12.5% per annum. Interest is payable quarterly at the end of March, June, September, and December. Quarterly principal payments of $250,000 are required starting on December 31, 2023 through September 30, 2028. The Company may redeem the senior secured notes, in whole or in part, for a call premium of $1.8 million less 22% of the interest payment amounts that were paid prior to the date of redemption. The Company accounted for this restructuring as a debt modification because there was no concession made to the lender. The Company had $9.3 million of outstanding Senior Secured Notes as of June 30, 2024.

Debt issuance costs

The Company incurred $173,000 of restructuring costs from the lender related to the Senior Secured Notes. These costs were capitalized as debt issuance costs as of September 30, 2023.

As of June 30, 2024, the carrying value of the New Public Notes and Senior Secured Notes were offset by $1.5 million and $803,000 of capitalized costs, respectively. The debt issuance costs are amortized through interest expense over the life of the loans.

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

The following table shows the scheduled principal payments of the Company's debt as of June 30, 2024 (dollars in thousands):

Year	Senior unsecured notes	Senior secured notes
2024	500	—
2025	1,000	—
2026	1,000	—
2027	1,000	—
2028	5,750	17,887
Total	$9,250	$17,887

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

The Preferred Stock requires quarterly dividend payments. The Preferred Stock dividend rate is equal to the prime rate of Waterford Bank, N.A. ("Waterford Bank"), or 8.0%, whichever is higher, plus 200 basis points. As of June 30, 2024, this equated to an annualized rate of 10.5%.

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

As of June 30, 2024 and December 31, 2023, the Company had 1,000 issued and outstanding shares of Preferred Stock, respectively.

Common Stock

As of June 30, 2024 and December 31, 2023, the Company had 12,222,881 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

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

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(3,792)	$(4,739)	$(3,561)	$(3,738)
Preferred stock dividends	158	—	$315	—
Net income (loss) allocable to common shareholders	$(3,950)	$(4,739)	$(3,876)	$(3,738)
Weighted average common shares, basic and diluted *	12,222,881	12,220,331	12,222,881	12,218,102
Earnings (loss) per common share, basic and diluted	$(0.32)	$(0.39)	$(0.32)	$(0.31)

* The preferred shares that may be convertible into a total of 4,000,000 common shares were anti-dilutive and thus did not impact the diluted earnings per share calculation. There were no unvested restricted stock units as of June 30, 2024. The non-vested shares of stock options were anti-dilutive as of June 30, 2024. The non-vested shares of the restricted stock units and stock options were anti-dilutive as of June 30, 2023. Therefore, the basic and diluted weighted average common shares are equal for the three and six months ended June 30, 2024 and 2023.

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

The Company recorded $0 and $4,000 of compensation expense related to the RSUs for the three months ended June 30, 2024 and 2023, respectively. The Company recorded $0 and $17,000 of compensation expense related to the RSUs for the six months ended June 30, 2024 and 2023, respectively. There were no unvested RSUs remaining as of June 30, 2024.

The Company recorded $38,000 and $44,000 of compensation expense for the three months ended June 30, 2024 and 2023, respectively, related to the Company's stock options granted. The Company recorded $70,000 and $86,000 of compensation expense for the six months ended June 30, 2024 and 2023, respectively, related to the Company's stock options granted. There were 424,000 options outstanding and unvested as of June 30, 2024, which will generate an estimated future expense of $374,000.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agencies and a network of independent agents. All of the Company’s insurance activities are conducted in the United States with a concentration of activity in Texas, Michigan, Oklahoma and Indiana. For the six months ended June 30, 2024 and 2023, gross written premiums attributable to these four states were 85.1% and 47.1%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended June 30, 2024	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$6,782	$12,189	$18,971	$—	$—	$—	$18,971

Net written premiums	$4,285	$8,962	$13,247	$—	$—	$—	$13,247

Net earned premiums	$8,681	$7,985	$16,666	$—	$—	$—	$16,666
Agency commission income	—	—	—	13,688	—	(4,857)	8,831
Other income	19	20	39	83	38	—	160
Segment revenue	8,700	8,005	16,705	13,771	38	(4,857)	25,657

Losses and LAE, net	6,906	8,375	15,281	—	—	—	15,281
Policy acquisition costs	1,155	2,236	3,391	11,005	—	(3,916)	10,480
Operating expenses	1,050	926	1,976	2,046	234	—	4,256
Segment expenses	9,111	11,537	20,648	13,051	234	(3,916)	30,017

Segment gain (loss)	$(411)	$(3,532)	$(3,943)	$720	$(196)	$(941)	$(4,360)
Investment income					1,505		1,505
Net realized investment gains (losses)					(118)		(118)
Change in fair value of equity securities					(196)		(196)
Interest expense					(869)		(869)
Income (loss) before equity earnings in Affiliate and income taxes	$(411)	$(3,532)	$(3,943)	$720	$126	$(941)	$(4,038)

Three months ended June 30, 2023	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$34,761	$9,913	$44,674	$—	$—	$—	$44,674

Net written premiums	$20,485	$8,843	$29,328	$—	$—	$—	$29,328

Net earned premiums	$17,487	$5,696	$23,183	$—	$—	$—	$23,183
Agency commission income	—	—	—	560	—	(349)	211
Other income	56	23	79	34	74	—	187
Segment revenue	17,543	5,719	23,262	594	74	(349)	23,581

Losses and LAE, net	13,597	5,722	19,319	—	—	—	19,319
Policy acquisition costs	2,966	1,453	4,419	349	—	(355)	4,413
Operating expenses	3,600	792	4,392	365	357	—	5,114
Segment expenses	20,163	7,967	28,130	714	357	(355)	28,846

Segment gain (loss)	$(2,620)	$(2,248)	$(4,868)	$(120)	$(283)	$6	$(5,265)
Investment income					1,354		1,354
Change in fair value of equity securities					(12)		(12)
Interest expense					(820)		(820)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,620)	$(2,248)	$(4,868)	$(120)	$239	$6	$(4,743)

Six months ended June 30, 2024	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$19,544	$23,740	$43,284	$—	$—	$—	$43,284

Net written premiums	$12,572	$16,066	$28,638	$—	$—	$—	$28,638

Net earned premiums	$17,478	$16,075	$33,553	$—	$—	$—	$33,553
Agency commission income	$—	$—	$—	$24,282	$—	$(11,115)	$13,167
Other income	69	48	117	194	109	—	420
Segment revenue	17,547	16,123	33,670	24,476	109	(11,115)	47,140

Losses and LAE, net	13,672	12,129	25,801	—	—	—	25,801
Policy acquisition costs	2,302	4,249	6,551	20,124	—	(9,182)	17,493
Operating expenses	2,798	1,897	4,695	3,679	377	—	8,751
Segment expenses	18,772	18,275	37,047	23,803	377	(9,182)	52,045

Segment gain (loss)	$(1,225)	$(2,152)	$(3,377)	$673	$(268)	$(1,933)	$(4,905)
Investment income					3,057		3,057
Net realized investment gains (losses)					(118)		(118)
Change in fair value of equity securities					(153)		(153)
Interest expense					(1,746)		(1,746)
Income (loss) before equity earnings in Affiliate and income taxes	$(1,225)	$(2,152)	$(3,377)	$673	$772	$(1,933)	$(3,865)

Six months ended June 30, 2023	Commercial Lines	Personal Lines	Total Underwriting	Wholesale Agency	Corporate	Eliminations	Total

Gross written premiums	$63,736	$17,152	$80,888	$—	$—	$—	$80,888

Net written premiums	$32,726	$14,944	$47,670	$—	$—	$—	$47,670

Net earned premiums	$34,610	$10,525	$45,135	$—	$—	$—	$45,135
Agency commission income	$—	$—	$—	$1,390	$—	$(749)	$641
Other income	108	46	154	83	146	—	383
Segment revenue	34,718	10,571	45,289	1,473	146	(749)	46,159

Losses and LAE, net	24,144	8,888	33,032	—	—	—	33,032
Policy acquisition costs	6,162	2,842	9,004	897	—	(767)	9,134
Operating expenses	6,628	1,384	8,012	717	664	—	9,393
Segment expenses	36,934	13,114	50,048	1,614	664	(767)	51,559

Segment gain (loss)	$(2,216)	$(2,543)	$(4,759)	$(141)	$(518)	$18	$(5,400)
Investment income					2,661		2,661
Change in fair value of equity securities					682		682
Interest expense					(1,506)		(1,506)
Income (loss) before equity earnings in Affiliate and income taxes	$(2,216)	$(2,543)	$(4,759)	$(141)	$1,319	$18	$(3,563)

13. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2024 and 2023

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

Recent Developments

Strategic Shift from Premium Revenues to Commission Revenues

In the first and second quarter of 2024, the Company began a strategic shift has reduced premiums revenues from underwriting operations and increased commission revenues from policy production within the MGA. The Company began utilizing two third-party insurers for the underwriting capacity in the first two quarters of 2024. By the third quarter of 2024, we expect that almost all commercial lines business previously underwritten by the Company’s Insurance Company Subsidiaries will be written by third-party insurers. The Company expects to continue to directly write the Midwest and Texas homeowners business.

Consideration of Disposal of Assets or Operations

The Company is currently actively considering the sale of assets and of business operations in order to raise capital with which to repay debt and improve its financial position. The Company has not entered into any binding agreements with respect to such asset or operations sale transactions, and there can be no assurance that we will do so or that any given amount of capital will be raised if such transactions occur. Even if a transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

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

Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income and other income which mainly consists of: installment fees and policy issuance fees generally related to the policies we write. Our revenues also include commission income from the Company's MGA, CIS.

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

Through our MGA, CIS operates through our wholesale agency business segment. Through CIS, we offer commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers. The wholesale agency business segment provides our agents with more insurance product options. In recent periods, the wholesale agency business has become more prominent as substantially all of our commercial lines business is now produced by our MGA and underwritten by third-party insurers.

An advantage of using these third-party insurers is they both have a minimum of an A- A.M. Best rating, which greatly improves our competitive edge in the marketplace.

As we transition to more of a MGA operation, more revenues will be derived from commissions while insurance premiums and investment income will diminish over time. Cash flows from written premiums will decline quickly over the next two quarters and will be almost entirely comprised of the homeowners business by the third quarter of 2024. Concurrently, cash flows from commissions revenues will increase. As claims are settled, claim payments will be funded from the sale of investments within the Insurance Company Subsidiaries. Such claims payments will reduce cash flows provided by operating activities and will be offset by an increase in cash flows from investing activities as the investment portfolio is liquidated over time to fund the claim payments. See the Liquidity and Capital Resources section below for additional details of the impact of the Company's MGA shift.

There will be fewer claim payments as loss reserves run off. Other operating costs and commissions to retail agencies will fluctuate relatively similarly to the premiums produced by the MGA as they did when the premiums were written by the insurance companies. However, certain insurance company specific costs will decrease as the premium volume in the insurance company subsidiaries decreases. As premium volumes decrease, there will be more reliance on MGA revenues to provide the majority of the cash flows needed to cover operating and debt service costs.

The Company is currently actively considering the sale of assets and of business operations in order to raise capital with which to repay debt and improve its financial position. Such sale transactions could significantly impact the Company’s sources of revenue going forward.

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.

Executive Overview

The Company reported $19.0 million of gross written premiums in the second quarter of 2024, representing a 57.5% decrease as compared to the same period in 2023. Our commercial lines gross written premiums decreased by $28.0 million, or 80.5%, to $6.8 million in the second quarter of 2024, compared to $34.8 million for the same period in 2023. Personal lines gross written premiums increased by $2.3 million, or 23.0%, to $12.2 million in the second quarter of 2024, compared to $9.9 million for the same period in 2023.

The Company reported a net loss allocable to common shareholders of $4.0 million, or $0.32 per share for the three months ended June 30, 2024, compared to a net loss of $4.7 million, or $0.39 per share, for the same period in 2023.

The Company reported a net loss allocable to common shareholders of $3.9 million, or $0.32 per share for the six months ended June 30, 2024, compared to a net loss of $3.7 million, or $0.31 per share for the same period in 2023.

Adjusted operating income per share is a non-GAAP measure that represents net income allocable to common shareholders excluding net realized investment gains or losses and change in fair value of equity securities. Adjusted operating loss was $3.6 million, or $0.30 per share for the three months ended June 30, 2024, compared to $4.7 million or $0.39 for the same period in 2023.

Adjusted operating loss was $3.6 million, or $0.30 per share, for the six months ended June 30, 2024, compared to $4.4 million or $0.36 per share for the same period in 2023.

Our underwriting combined ratio was 123.6% and 120.9% for the three months ended June 30, 2024 and 2023, respectively. Our underwriting combined ratio was 110.0% and 110.5% for the six months ended June 30, 2024 and 2023, respectively.

Results of Operations For The Three Months Ended June 30, 2024 and 2023

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Gross written premiums	$18,971	$44,674	$(25,703)	(57.5%)

Net written premiums	$13,247	$29,328	$(16,081)	(54.8%)

Net earned premiums	$16,666	$23,183	$(6,517)	(28.1)%
Agency commission income	8,831	211	8,620	4,085.3%
Other income	160	187	(27)	(14.4%)
Losses and loss adjustment expenses, net	15,281	19,319	(4,038)	(20.9)%
Policy acquisition costs	10,480	4,413	6,067	137.5%
Operating expenses	4,256	5,114	(858)	(16.8)%
Underwriting gain (loss)	(4,360)	(5,265)	905	*
Net investment income	1,505	1,354	151	11.2%
Net realized investment gains (losses)	(118)	—	(118)	*
Change in fair value of equity securities	(196)	(12)	(184)	1,533.3%
Interest expense	869	820	49	6.0%
Income (loss) before equity earnings in Affiliate, net of tax	(4,038)	(4,743)	705	*
Equity earnings (loss) in Affiliate, net of tax	228	4	224	*
Income tax expense (benefit)	(18)	—	(18)	*
Net income (loss)	$(3,792)	$(4,739)	$947	*

Book value per common share outstanding	$(0.10)	$1.38

Underwriting Ratios:
Loss ratio (1)	91.5%	83.0%
Expense ratio (2)	32.1%	37.9%
Combined ratio (3)	123.6%	120.9%

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

Our premiums are presented below for the three months ended June 30, 2024 and 2023 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Gross written premiums
Commercial lines	$6,782	$34,761	$(27,979)	(80.5)%
Personal lines	12,189	9,913	2,276	23.0%
Total	$18,971	$44,674	$(25,703)	(57.5)%

Net written premiums
Commercial lines	$4,285	$20,485	$(16,200)	(79.1)%
Personal lines	8,962	8,843	119	1.3%
Total	$13,247	$29,328	$(16,081)	(54.8)%

Net earned premiums
Commercial lines	$8,681	$17,487	$(8,806)	(50.4)%
Personal lines	7,985	5,696	2,289	40.2%
Total	$16,666	$23,183	$(6,517)	(28.1)%

Gross written premiums decreased $25.7 million, or 57.5%, to $19.0 million for the three months ended June 30, 2024, as compared to $44.7 million for the same period in 2023.

Commercial lines gross written premiums decreased $28.0 million, or 80.5%, to $6.8 million in the second quarter of 2024, as compared to $34.8 million for the second quarter of 2023. There was an $18.6 million decrease in premiums due to the sale of the Security Program in September 2023, as well as continued reductions in certain hospitality lines as we exited less profitable states. The remaining decrease was primarily due to the MGA shifting business from our Insurance Company Subsidiaries to the third-party insurers during the quarter.

Personal lines gross written premiums increased $2.3 million, or 23.0%, to $12.2 million in the second quarter of 2024, as compared to $9.9 million for the same period in 2023. The increase was due to the organic growth in the low-value dwelling book of business in Texas.

Net written premiums decreased $16.1 million, or 54.8%, to $13.2 million for the three months ended June 30, 2024, as compared to $29.3 million for the same period in 2023. Net written premiums declined during the second quarter of 2024 as a result of the Company's reduction in gross written premiums due to its MGA shift, and also due to the sale of the Security Program in September 2023.

Agency Commission Income

Commission income is received by the Company’s insurance agency for writing policies for third-party insurance companies. Agency commission income increased by $8.6 million to $8.8 million during the second quarter of 2024, compared to $211,000 for the same period in 2023. The increase was due to the MGA shift the Company implemented in the beginning of 2024. Additionally, the increase was attributable to the Company's Security Program transaction in September of 2023. As part of the arrangement with the buyer, our MGA was appointed as the producer for this business, for approximately a two-year transition period. During this time our MGA will receive a commission from the buyer, and pay a sub-producer substantially the same commission. This results in higher consolidated Agency Commission Income for the Company. Policy acquisition costs will remain substantially the same amount for the period of this agreement. In the second quarter of 2024, the Company recorded $5.8 million of commission revenue and $5.8 million of commission expense as a result of this arrangement.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended June 30, 2024 and 2023 (dollars in thousands):

Three months ended June 30, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$4,853	$7,628	$12,481
Net (favorable) adverse development	2,053	747	2,800
Calendar year net losses and LAE	$6,906	$8,375	$15,281

Accident year loss ratio	55.8%	95.3%	74.7%
Net (favorable) adverse development	23.6%	9.3%	16.8%
Calendar year loss ratio	79.4%	104.6%	91.5%

Three months ended June 30, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$12,710	$6,087	$18,797
Net (favorable) adverse development	887	(365)	522
Calendar year net losses and LAE	$13,597	$5,722	$19,319

Accident year loss ratio	72.5%	106.5%	80.8%
Net (favorable) adverse development	5.0%	(6.4)%	2.2%
Calendar year loss ratio	77.5%	100.1%	83.0%

Net losses and LAE decreased by $4.0 million, or 20.9%, to $15.3 million during the second quarter of 2024, compared to $19.3 million for the same period in 2023. The $6.3 million decrease in current accident year losses during the first quarter of 2024, compared to the same period in 2023, was mostly due to a significant reduction in net earned premiums described above.

The Company’s incurred losses during the three months ended June 30, 2024 included prior-year adverse development of $2.8 million. Of the $2.8 million of adverse development experience during the second quarter of 2024, $2.1 million of adverse development was experienced in the Company's commercial lines of business, mostly related to emergence in the commercial liability lines in the Security Program in the 2021 and 2022 accident years. The remainder was attributed to $747,000 of adverse development occurring in the Company's personal lines of business, mostly related to a few high severity claims in the 2023 accident year.

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

The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2024	2023
Commercial Lines
Policy acquisition costs	13.2%	16.9%
Operating expenses	12.1%	20.5%
Total	25.3%	37.4%
Personal Lines
Policy acquisition costs	27.9%	25.4%
Operating expenses	11.6%	13.8%
Total	39.5%	39.2%
Total Underwriting
Policy acquisition costs	20.3%	19.0%
Operating expenses	11.8%	18.9%
Total	32.1%	37.9%

Our expense ratio decreased by 5.8% during the second quarter of 2024, compared to the same period in 2023.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums decreased by 3.7% in the Company's commercial lines mainly due to the added ceding commissions received from the unearned premium portfolio transaction that occurred on September 30, 2023, as part of the Security Program transaction. The personal lines acquisition costs increased by 2.5% percentage points due to increased commission rates to agents on the homeowners books of business.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income decreased by 7.1% during the second quarter of 2024 to 11.8%, compared to 18.9% for the same period in 2023. The decrease was attributed to the Company shifting its business through its MGA. As a result, operating expenses have increased in the Company's MGA and have decreased in its Insurance Company Subsidiaries.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended June 30, 2024 and 2023 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended June 30,
	2024	2023	$ Change
Commercial Lines	$(411)	$(2,620)	$2,209
Personal Lines	(3,532)	(2,248)	(1,284)
Total Underwriting	(3,943)	(4,868)	925
Wholesale Agency	720	(120)	840
Corporate	(196)	(283)	87
Eliminations *	(941)	6	(947)
Total segment gain (loss)	$(4,360)	$(5,265)	$905

* Elimination amounts are a result of more intercompany commission revenue being generated in the Wholesale Agency, which is recognized when the premiums are written, while the Insurance Company Subsidiaries recognize the intercompany commission expense when the premiums are earned. This timing difference between two consolidating companies is adjusted through Eliminations.

Results of Operations For The Six Months Ended June 30, 2024 and 2023

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Six months ended June 30,
	2024	2023	$ Change	% Change
Gross written premiums	$43,284	$80,888	$(37,604)	(46.5)%

Net written premiums	$28,638	$47,670	$(19,032)	(39.9)%

Net earned premiums	$33,553	$45,135	$(11,582)	(25.7)%
Agency commission income	13,167	641	12,526	1954.1%
Other income	420	383	37	9.7%
Losses and loss adjustment expenses, net	25,801	33,032	(7,231)	(21.9)%
Policy acquisition costs	17,493	9,134	8,359	91.5%
Operating expenses	8,751	9,393	(642)	(6.8)%
Underwriting gain (loss)	(4,905)	(5,400)	495	9.2%
Net investment income	3,057	2,661	396	14.9%
Net realized investment gains (losses)	(118)	—	(118)	*
Change in fair value of equity securities	(153)	682	(835)	(122.4)%
Interest expense	1,746	1,506	240	15.9%
Income (loss) before equity earnings in Affiliate and income taxes	(3,865)	(3,563)	(302)	*
Equity earnings (loss) in Affiliate, net of tax	286	(175)	461	*
Income tax expense	(18)	—	(18)	*
Net income (loss)	$(3,561)	$(3,738)	$177	*

Book value per common share outstanding	$(0.10)	$1.38

Underwriting Ratios:
Loss ratio (1)	76.6%	72.9%
Expense ratio (2)	33.4%	37.6%
Combined ratio (3)	110.0%	110.5%

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

Our premiums are presented below for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six months ended June 30,
	2024	2023	$ Change	% Change
Gross written premiums
Commercial lines	$19,544	$63,736	$(44,192)	(69.3)%
Personal lines	23,740	17,152	6,588	38.4%
Total	$43,284	$80,888	$(37,604)	(46.5)%
Net written premiums
Commercial lines	$12,572	$32,726	$(20,154)	(61.6)%
Personal lines	16,066	14,944	1,122	7.5%
Total	$28,638	$47,670	$(19,032)	(39.9)%
Net earned premiums
Commercial lines	$17,478	$34,610	$(17,132)	(49.5)%
Personal lines	16,075	10,525	5,550	52.7%
Total	$33,553	$45,135	$(11,582)	(25.7)%

Gross written premiums decreased $37.6 million, or 46.5%, to $43.3 million for the six months ended June 30, 2024, as compared to $80.9 million for the same period in 2023.

Commercial lines gross written premiums decreased $44.2 million, or 69.3%, to $19.5 million for the six months ended June 30, 2024, as compared to $63.7 million in the same period of 2023. The decrease was attributable to the Company's strategic shift of reducing premium revenue and increasing commission revenue from policy production within the Company's MGA. The Company is now using two third-party insurers to underwrite almost all commercial lines business.

Personal lines gross written premiums increased $6.6 million, or 38.4%, to $23.7 million for the six months ended June 30, 2024, as compared to $17.2 million for the same period in 2023. The increase was due to the organic growth in the low-value dwelling book of business in Texas.

Net written premiums decreased $19.0 million, or 39.9%, to $28.6 million for the six months ended June 30, 2024, as compared to $47.7 million for the same period in 2023. Net written premiums declined during the first six months of 2024 as a result of the Company's reduction in gross written premiums due to its MGA shift, and also due to the sale of the Security Program in September 2023.

Agency Commission Income

Commission income is received by the Company’s insurance agency for writing policies for third-party insurance companies. Agency commission income increased by $12.5 million to $13.2 million for the first six months of 2024, compared to $641,000 for the same period in 2023. The increase was due to the MGA shift the Company implemented in the beginning of 2024. Additionally, the increase was attributable to the Company's Security Program transaction in September of 2023. As part of the arrangement with the buyer, our MGA was appointed as the producer for this business, for approximately a two-year transition period. During this time our MGA will receive a commission from the buyer, and pay a sub-producer substantially the same commission. This results in higher consolidated Agency Commission Income for the Company. Policy acquisition costs will remain substantially the same amount for the period of this agreement. In the second quarter of 2024, the Company recorded $9.4 million of commission revenue and $9.4 million of commission expense as a result of this arrangement.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the six months ended June 30, 2024 and 2023 (dollars in thousands):

Six months ended June 30, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,572	$11,890	$23,462
Net (favorable) adverse development	2,100	239	2,339
Calendar year net losses and LAE	$13,672	$12,129	$25,801

Accident year loss ratio	65.9%	73.8%	69.7%
Net (favorable) adverse development	12.0%	1.4%	6.9%
Calendar year loss ratio	77.9%	75.2%	76.6%

Six months ended June 30, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$24,075	$9,648	$33,723
Net (favorable) adverse development	69	(760)	(691)
Calendar year net losses and LAE	$24,144	$8,888	$33,032

Accident year loss ratio	69.3%	91.3%	74.4%
Net (favorable) adverse development	0.2%	(7.2)%	(1.5)%
Calendar year loss ratio	69.5%	84.1%	72.9%

Net losses and LAE decreased by $7.2 million, or 21.9%, to $25.8 million for the first six months of 2024, compared to $33.0 million for the same period in 2023. The $10.3 million decrease in current accident year losses during the first six months of 2024, compared to the same period in 2023, was mostly due to a significant reduction in net earned premiums described above.

Of the $2.3 million of adverse development experienced during the six months ended June 30, 2024, $2.1 million of adverse development was experienced in the Company's commercial lines of business, mostly related to emergence in the commercial liability lines in the Security Program in the 2021 and 2022 accident years. The remainder was attributed to $239,000 of adverse development occurring in the Company's personal lines of business, mostly related to a few high severity claims in the 2023 accident year.

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

The table below provides the expense ratio by major component.

	Six months ended June 30,
	2024	2023
Commercial Lines
Policy acquisition costs	13.2%	17.7%
Operating expenses	15.9%	19.1%
Total	29.1%	36.8%
Personal Lines
Policy acquisition costs	26.3%	26.9%
Operating expenses	11.8%	13.1%
Total	38.1%	40.0%
Total Underwriting
Policy acquisition costs	19.5%	19.9%
Operating expenses	13.9%	17.7%
Total	33.4%	37.6%

Our expense ratio decreased 4.2% during the first six months of 2024, compared to the same period in 2023.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The decrease in the policy acquisition cost ratio for commercial lines was due to the ceding commission earned on the unearned premium portfolio transfer of the Security Program that was entered into on September 30, 2024. The impact of this ceding commission will diminish over the next two quarters as it fully earns out and policy acquisition costs will revert to a historically more normal rate after that.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income decreased by 3.8% for the six months ended June 30, 2024 to 13.9%, compared to 17.7% for the same period in 2023. The decrease was attributed to the Company shifting its business through its MGA. As a result, operating expenses have increased in the Company's MGA and have decreased in its Insurance Company Subsidiaries.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the six months ended June 30, 2024 and 2023 (dollars in thousands):

Segment Gain (Loss)

	Six months ended June 30,
	2024	2023	$ Change
Commercial Lines	$(1,225)	$(2,216)	$991
Personal Lines	(2,152)	(2,543)	391
Total Underwriting	(3,377)	(4,759)	1,382
Wholesale Agency	673	(141)	814
Corporate	(268)	(518)	250
Eliminations	(1,933)	18	(1,951)
Total segment gain (loss)	$(4,905)	$(5,400)	$495

* Elimination amounts are a result of more intercompany commission revenue being generated in the Wholesale Agency, which is recognized when the premiums are written, while the Insurance Company Subsidiaries recognize the intercompany commission expense when the premiums are earned. This timing difference between two consolidating companies is adjusted through Eliminations.

Liquidity and Capital Resources

Sources and Uses of Funds

At June 30, 2024, the Company had $33.0 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income, commission income from the Company's MGA, proceeds from maturities and sales of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

For the next twelve months, based on the capital structure as of June 30, 2024, the Company will be required to make $1.0 million of principal payments on the senior secured notes, $630,000 of preferred dividend payments and approximately $2.9 million of interest on all of the Company's debt instruments, all of which are paid quarterly.

We conduct our business operations primarily through our Insurance Company Subsidiaries and our MGA. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries and MGA to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries and MGA by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the six months ended June 30, 2024 and 2023. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term. The MGA may pay dividends to the Parent without regulatory restrictions.

Due to significant losses in 2023, much of which was attributable to strengthening reserves and severe storm activity affecting the Oklahoma homeowners business, both Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. Also, both CIC and WPIC fell below critical statutory capital and surplus minimum requirements including the Risk Based Capital (“RBC”) ratio. CIC’s and WPIC’s RBC ratios at December 31, 2023, were 169% and 142%, respectively. The Insurance Company Subsidiaries submitted action plans with the state of domicile insurance regulator on April 1, 2024, to remediate certain statutory capital and surplus regulatory deficiencies. As part of the plan, WPIC will no longer write any business after June 30, 2024, and CIC will only write a small amount of commercial business as well as the homeowners business after June 30, 2024. It is likely that the Company will need to contribute $3.0 million to $5.0 million of more capital into WPIC before the end of the year in order to maintain its licenses. These actions were part of a strategic shift implemented by management to utilize third-party insurers and to mostly rely on commission revenues generated by our MGA to fund operations and service debt.

With the producer agreements currently executed and anticipated proceeds from the potential sale of assets and business operations, the Company expects to be able to generate the needed revenues to meet our obligations as they become due over the next twelve months. Management believes the actions that were executed to implement the planned strategic shift coupled with additional available sources of available liquidity and planned sales of assets and business operations, will be sufficient to enable the Company to meet its obligations for the foreseeable future. In addition, the Company is currently actively considering the sale of assets and of business operations in order to raise capital with which to repay debt and improve its financial position. Such sale transactions could generate funds with which to meet current obligations and could also significantly impact the Company’s sources of revenue going forward.

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

We believe that, through our existing cash and investment securities balances, operating cash flows, potential asset or operations sales or capital raises, we will be able to meet our capital and liquidity needs and the needs of our subsidiaries over the next twelve months.

Cash Flows

Operating Activities. Cash used in operating activities for the six months ended June 30, 2024 was $2.0 million compared to cash used in operating activities of $1.4 million for the same period in 2023. The $505,000 increase in cash from used in operating activities was primarily due to a $15.6 million decrease in net premiums collected as the Company continued to reduce premiums written. This was offset by $12.5 million increase in other income received substantially from the Company's agency commission revenue. There was a net decrease in cash paid on losses and acquisition costs of $1.6 million and a net decrease of $1.0 million on cash paid for administrative expenses.

Investing Activities. Cash provided by investing activities for the six months ended June 30, 2024 was $1.4 million, compared to cash used in investing activities of $7.8 million for the same period in 2023. The $9.2 million increase in cash provided by investing activities was driven by a $22.6 million decrease in cash used for the purchases of investments during the period. This amount was offset by a $13.3 million decrease in proceeds from sales of investments during the period.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2024 was $834,000 compared to $3,000 for the same period in 2023. The $831,000 increase in cash used for financing activities was attributable to $334,000 of preferred stock dividends paid during the first six months of 2024. The remaining increase was due to the Company paying $500,000 of principal payments towards the Company's senior secured notes during the first six months of 2024. The Company did not have the Senior Secured Notes or preferred stock dividends during the first six months of 2023.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $32.6 million and $32.8 million at June 30, 2024 and December 31, 2023, respectively.

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

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss) allocable to common shareholders	$(3,950)	$(4,739)	$(3,876)	$(3,738)
Less:
Net realized investment gains (losses)	(118)	—	(118)	—
Change in fair value of equity securities	(196)	(12)	(153)	682
Impact of income tax expense (benefit) from adjustments *	—	—	—	—
Adjusted operating income (loss)	$(3,636)	$(4,727)	$(3,605)	$(4,420)

Weighted average common shares diluted	12,222,881	12,220,331	12,222,881	12,218,102
Diluted income (loss) per common share:
Net income (loss) allocable to common shareholders	$(0.32)	$(0.39)	$(0.32)	$(0.31)
Less:
Net realized investment gains (losses)	(0.01)	—	(0.01)	—
Change in fair value of equity securities	(0.01)	—	(0.01)	0.05
Impact of income tax expense (benefit) from adjustments *	—	—	—	—
Adjusted operating income (loss) per share	$(0.30)	$(0.39)	$(0.30)	$(0.36)

* The Company has recorded a full valuation allowance against its deferred tax assets as of June 30, 2024 and June 30, 2023, respectively. As a result, there were no taxable impacts to adjusted operating income from the adjustments to net income (loss) in the table above after taking into account the use of NOLs and the change in the valuation allowance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2024. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At June 30, 2024, the fair value of our investment portfolio, excluding cash and cash equivalents, was $144.4 million. Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of June 30, 2024 and December 31, 2023 was 2.6 and 2.9 years, respectively.

The table below illustrates the sensitivity of the fair value of our debt investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of June 30, 2024. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the debt portfolio and shareholders’ equity (dollars in thousands).

		Estimated	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of June 30, 2024	Fair Value	Fair Value	Fair Value	Equity
200 basis point increase	$135,831	$(6,879)	(4.8)%	(590.4)%
100 basis point increase	139,142	(3,568)	(2.5)%	(306.2)%
No change	142,710	—	—	—
100 basis point decrease	146,520	3,810	2.7%	327.1%
200 basis point decrease	150,545	7,835	5.5%	672.5%

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

At June 30, 2024, the net amount due to the Company from reinsurers, including prepaid reinsurance premiums, was $95.1 million. We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2024. Based on such evaluations, the Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 11 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2024, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on April 1, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Conifer securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

Dated: August 13, 2024