Form 10-Q
period 2024-09-30
Conifer Holdings, Inc.
filed 2024-11-13
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37536

Conifer Holdings, Inc.

(Exact name of registrant as specified in its charter)

Michigan	27-1298795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 West Big Beaver Road, Suite 319
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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 13, 2024, was 12,222,881.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $125,257 and $135,370, respectively)	$115,161	$122,113
Equity securities, at fair value (cost of $1,838 and $2,385, respectively)	1,625	2,354
Short-term investments, at fair value	21,255	20,838
Total investments	138,041	145,305

Cash and cash equivalents	32,389	10,663
Premiums and agents' balances receivable, net	12,753	29,364
Receivable from Affiliate	—	1,047
Reinsurance recoverables on unpaid losses	65,860	70,807
Reinsurance recoverables on paid losses	12,919	12,619
Prepaid reinsurance premiums	9,545	28,908
Deferred policy acquisition costs	6,590	6,405
Receivable from contingent considerations	12,924	—
Other assets	8,831	7,036
Assets from discontinued operations	—	3,452
Total assets	$299,852	$315,606

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$160,905	$174,612
Unearned premiums	36,628	65,150
Reinsurance premiums payable	—	246
Debt	16,473	25,061
Funds held under reinsurance agreements	23,495	24,550
Premiums payable to other insureds	—	13,986
Liabilities from discontinued operations	—	4,083
Accounts payable and other liabilities	13,300	5,029
Total liabilities	250,801	312,717

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value (10,000,000 shares authorized; 0 and 1,000 issued and outstanding, respectively)	—	6,000
Common stock, no par value (100,000,000 shares authorized; 12,222,881 issued and outstanding, respectively)	98,162	98,100
Accumulated deficit	(37,771)	(86,683)
Accumulated other comprehensive income (loss)	(11,340)	(14,528)
Total shareholders' equity	49,051	2,889
Total liabilities and shareholders' equity	$299,852	$315,606

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue and Other Income
Premiums
Gross earned premiums	$23,278	38,150	$86,891	$108,457
Ceded earned premiums	(8,677)	(14,171)	(38,737)	(39,343)
Net earned premiums	14,601	23,979	48,154	69,114
Net investment income	1,391	1,439	4,411	4,036
Net realized investment gains (losses)	(7)	—	(125)	—
Change in fair value of equity securities	(29)	(87)	(182)	595
Other income	61	109	287	408
Total revenue and other income	16,017	25,440	52,545	74,153

Expenses
Losses and loss adjustment expenses, net	15,152	20,911	40,953	53,943
Policy acquisition costs	3,249	4,400	9,800	13,405
Operating expenses	3,594	4,093	8,666	12,769
Interest expense	2,275	855	4,021	2,361
Total expenses	24,270	30,259	63,440	82,478

Income (loss) from continuing operations before income taxes	(8,253)	(4,819)	(10,895)	(8,325)
Income tax expense (benefit)	(1,367)	(457)	(1,851)	(464)

Net income (loss) from continuing operations	$(6,886)	$(4,362)	$(9,044)	$(7,861)
Net income from discontinued operations	60,176	1,656	58,773	1,417
Net income (loss)	53,290	(2,706)	49,729	(6,444)
Preferred stock dividends	502	—	817	—
Net income (loss) allocable to common shareholders	$52,788	$(2,706)	$48,912	$(6,444)

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$(0.60)	$(0.36)	$(0.81)	$(0.64)
Net income from discontinued operations	$4.92	$0.14	$4.81	$0.12
Net income (loss) allocable to common shareholders	$4.32	$(0.22)	$4.00	$(0.53)

Weighted average common shares outstanding, basic and diluted	12,222,881	12,222,881	12,222,881	12,219,713

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$53,290	$(2,706)	$49,729	$(6,444)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	3,436	(2,404)	3,188	(859)
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	3,436	(2,404)	3,188	(859)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	—	—	—
Income tax (benefit) expense	—	—	—	—
Total reclassifications included in net income (loss), net of tax	—	—	—	—

Other comprehensive income (loss)	3,436	(2,404)	3,188	(859)

Total comprehensive income (loss)	$56,726	$(5,110)	$52,917	$(7,303)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Preferred Stock		No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at June 30, 2024	1,000	6,000	12,222,881	$98,170	$(90,559)	$(14,776)	$(1,165)
Net income (loss)	—	—	—	—	53,290	—	53,290
Stock-based compensation expense	—	—	—	(8)	—	—	(8)
Dividends on preferred stock	—	—	—	—	(502)	—	(502)
Redemption of preferred stock	(1,000)	(6,000)	—	—	—	—	(6,000)
Other comprehensive income (loss)	—	—	—	—	—	3,436	3,436
Balances at September 30, 2024	—	$—	12,222,881	$98,162	$(37,771)	$(11,340)	$49,051

Balances at June 30, 2023	—	—	12,222,881	$98,013	$(64,498)	$(16,658)	$16,857
Net income (loss)	—	—	—	—	(2,706)	—	(2,706)
Stock-based compensation expense	—	—	—	44	—	—	44
Other comprehensive income (loss)	—	—	—	—	—	(2,404)	(2,404)
Balances at September 30, 2023	—	$—	12,222,881	$98,057	$(67,204)	$(19,062)	$11,791

	No Par, Preferred Stock		No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2023	1,000	6,000	12,222,881	$98,100	$(86,683)	$(14,528)	$2,889
Net income (loss)	—	—	—	—	49,729	—	49,729
Stock-based compensation expense	—	—	—	62	—	—	62
Dividends on preferred stock	—	—	—	—	(817)	—	(817)
Redemption of preferred stock	(1,000)	(6,000)	—	—	—	—	(6,000)
Other comprehensive income (loss)	—	—	—	—	—	3,188	3,188
Balances at September 30, 2024	—	$—	12,222,881	$98,162	$(37,771)	$(11,340)	$49,051

Balances at December 31, 2022	—	—	12,215,849	$97,913	$(60,760)	$(18,203)	$18,950
Net income (loss)	—	—	—	—	(6,444)	—	(6,444)
Repurchase of common stock	—	—	(1,968)	(3)	—	—	(3)
Stock-based compensation expense	—	—	9,000	147	—	—	147
Other comprehensive income (loss)	—	—	—	—	—	(859)	(859)
Balances at September 30, 2023	—	$—	12,222,881	$98,057	$(67,204)	$(19,062)	$11,791

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss) allocable to common shareholders	$(9,044)	$(7,861)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,212	392
Amortization of bond premium and discount, net	(424)	(736)
Net realized investment (gains) losses	125	—
Change in fair value of equity securities	182	(595)
Stock-based compensation expenses	62	147
Other	(1,901)	(109)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	16,364	418
Reinsurance recoverables	4,647	35,579
Prepaid reinsurance premiums	19,363	(26,733)
Deferred policy acquisition costs	(186)	4,594
Other assets	945	(496)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(13,707)	(26,325)
Unearned premiums	(28,522)	10,978
Funds held under reinsurance agreements	(1,055)	—
Reinsurance premiums payable	(246)	14,024
Accounts payable and other liabilities	(7,215)	1,544
Other:
Net cash provided by (used in) operating activities - discontinued operations	6,722	(5,550)
Net cash provided by (used in) operating activities	(12,678)	(729)
Cash Flows From Investing Activities
Purchase of investments	(139,736)	(172,143)
Proceeds from maturities and redemptions of investments	8,416	7,467
Proceeds from sales of investments	142,989	159,070
Proceeds from CIS Sale	43,043	—
Proceeds from SSU Sale	3,000	—
Net cash provided by (used in) investing activities - discontinued operations	(7,184)	1,566
Net cash provided by (used in) investing activities	50,528	(4,040)
Cash Flows From Financing Activities
Repayment of preferred stock	(6,000)	—
Dividends paid to shareholders	(836)	—
Repayment of long-term debt	(9,750)	(13,721)
Repurchase of common stock	—	(3)
Borrowings under Federal Home Loan Bank of Indianapolis	—	6,727
Debt issuance costs	—	(1,908)
Net cash provided by (used in) financing activities	(16,586)	(8,905)
Net increase (decrease) in cash	21,264	(13,674)
Cash at beginning of period	11,125	28,035
Cash at end of period	32,389	14,361
Less: Cash and cash equivalents of discontinued operations at the end of period	—	880
Cash and cash equivalents of continuing operations at the end of period	$32,389	$13,481
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,398	$2,491
Senior Secured Notes Call Premium	753	—
Income taxes paid (refunded), net	—	(17)
Payable for securities	8,000	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), and VSRM, Inc. ("VSRM"). CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Conifer Holdings, Inc. is referred to as the "Parent Company." Prior to the sale of Conifer Insurance Services ("CIS") the consolidated financial statements also included CIS which is presented under discontinued operations. CIS contained substantially all of the Wholesale Agency segment and was sold on August 30, 2024. See Note 2 ~ Discontinued Operations for further details.

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

The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results expected for the year ended December 31, 2024.

Business

Historically, the Company was engaged in the sale of property and casualty insurance products and organized its principal operations into three types of insurance businesses: commercial lines, personal lines, and agency business. The Company no longer has the agency business following the sales of both CIS and SSU. The Company used to underwrite a variety of specialty commercial insurance products, including commercial property, general liability, liquor liability and commercial automobile, of which substantially all of these programs are in run-off. While this business is no longer written by the Company, the historical business contributes significantly to our exposure to loss reserve development.

As of September 30, 2024, the Company is only writing a small amount of commercial business, and continues to write the specialty homeowners business in Texas, Illinois and Indiana. The Company’s corporate headquarters are located in Troy, Michigan.

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

Accounting Guidance Not Yet Adopted

In January 2021, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848). This guidance provides optional expedients and exceptions that are intended to ease the burden of updating contracts to contain a new reference rate due to the discontinuation of the London Inter-Bank Offered Rate (LIBOR). This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2024. Management has no contracts referencing LIBOR and expects the new guidance to have no material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024. Early adoption is permitted. Management does not expect the new guidance to have a material impact on its consolidated financial statements.

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

2. Discontinued Operations

On August 30, 2024, the Company completed the sale of all of the issued and outstanding membership interests of CIS to BSU Leaf Holdings LLC, a Delaware limited liability company, pursuant to the Interest Purchase Agreement, dated as of August 30, 2024 (the "CIS Agreement"), by and among the Company, Buyer and Buyer's parent (the "CIS Sale"). CIS comprised the Company’s managing general agency “MGA” business and was the legal entity used to implement the strategic shift to non risk-bearing revenue from an underwriting-based model as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. CIS also represented almost all of the Wholesale Agency segment. CIS and the related Wholesale Agency segment are now reported as discontinued operations for all periods presented. The Company sold CIS in order to generate liquidity to pay down debt and provide capital to the Insurance Company Subsidiaries.

In connection with the CIS Sale, approximately 67 of the Company’s 77 employees were transferred to the Buyer, including Nicholas Petcoff, the Company’s then current Chief Executive Officer (and related party of the Company), as well as all of the underwriting, claims and IT teams, and a portion of the finance staff and other operating staff. As part of the completion of the CIS Sale, Mr. Petcoff resigned from his role as Chief Executive Officer and director on August 30, 2024. In connection with his resignation, Mr. Petcoff will receive up to $1,270,750 as a performance bonus with $635,375 paid within 30 days of the Closing Date of the Transaction and $635,375 payable within 30 days of the Company’s receipt of the earnout payments only if the Company receives the maximum earnout payments.

Concurrently, Brian Roney, President of the Company, was appointed as the Company’s new Chief Executive Officer. The Company entered into a transition services agreement with the buyer to allow both parties to share resources for a certain period of time, generally less than twelve months, in order to effectuate an orderly separation of the internal systems and operations. The net cost to the Company was $225,000, which expense will be recognized over the period the services are provided.

The initial purchase price of CIS was $45.0 million, subject to purchase price adjustments. In addition, during the three years ending on the third anniversary of the Closing Date, the Company is eligible under the CIS Agreement to receive up to three contingent payments based on performance thresholds of the gross revenue earned by CIS in the applicable quarter, with the aggregate amount of contingent payments capped at $25.0 million. The consideration paid in cash to the Company was $46.6 million on August 30, 2024, which is comprised of the $45.0 million initial purchase price, plus $1.6 million of cash in CIS in excess of the working capital deficiency (as defined in the CIS Agreement). The three contingent payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of September 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and was reported at a fair value of $4.9 million. The full $5.0 million contingent payment is expected to be received in December 2024. The second and third $10.0 million contingent payments are not expected to be earned until the end of 2025 or later, if at all. The Company determined the combined fair value of the second and third contingent payments to be $8.0 million, as of September 30, 2024. The fair values of all contingent payments increased the gain on the sale of CIS as of September 30, 2024. As fair value estimates change over time, subsequent measurement adjustments will be reflected in income or loss in the period of change.

There was significant judgment in deriving the fair value of the two $10.0 million contingent payments, including estimating the extent of time it will take to achieve the contingent payment, the credit quality of the buyer and, most importantly, the risk that the contingent payment may not be achieved at all. There is greater than an insignificant chance that we do not receive one or both of these contingent payments. There are no provisions allowing for a partial payment of the contingent payments.

Total consideration on the sale of CIS is $59.5 million comprised of the initial cash consideration of $46.6 million, the fair value of the first contingent payment of $4.9 million, and the combined estimated fair value of the second and third contingent payments of $8.0 million.

The gain on sale of CIS is calculated as follows:

Total consideration at closing	$46,552
First contingent consideration	4,894
Second and third contingent considerations	8,030
Total consideration	$59,476

Less:
Carrying value of CIS net assets	$556
Transaction costs	4,153
Gain on sale of CIS	$54,767

The major assets and liabilities that comprise the carrying value of CIS’s net assets as of August 30, 2024 and December 31, 2023, are presented as follows:

	August 30, 2024	December 31, 2023

Cash	$7,184	$462
Premiums receivable	30,603	5
Intercompany receivable	—	3,104
Other assets	2,190	—
Total assets	$39,977	$3,571

Less:
Premiums payable	$33,272	$26
Commissions payable	1,800	86
Unearned commissions	2,052	119
Other liabilities	2,297	170
Total liabilities	$39,421	$401

Total carrying value of CIS net assets	$556	$3,170

Under ASC 205, the disposition of CIS meets the criteria for discontinued operations. Accordingly, Consolidated Balances of the Company include a single line item for all assets of CIS captioned “Assets from Discontinued Operations” and a single line item for all liabilities of CIS captioned “Liabilities from Discontinued Operations. In addition, net income of CIS for all periods presented have been classified as Net Income from Discontinued Operations in the Consolidated Statements of Operations for all periods presented. The gain on the sale of CIS and SSU (described below) are both presented in the Net Income from Discontinued Operations in the Consolidated Statements of Operations.

In connection with the sale of CIS, the Company also disposed of its equity method investment in Sycamore Specialty Underwriters, LLC ("SSU") on August 30, 2024. The Company’s investment in SSU, and other small agency operations outside of CIS which were discontinued, were included in the presentation of discontinued operations.

As part of the transactions, the Company and CIS entered into a new program administrator agreement (the “CIS PAA”) and a claims administration agreement. A small portion of the total commercial premium volume will remain with the Company, produced through CIS, under the CIS PAA and CIS will continue to handle all of the Companies outstanding and new claims. The Company also entered into a new program administrator agreement with SSU to produce and underwrite the remaining homeowners business. Management expects the CIS PAA to not generate significant business going forward, however the claims administration under CIS and the homeowners business through SSU, is expected to continue for the foreseeable future.

In the month of September, 2024, the Company incurred commission expense of $56,000 for business produced by CIS, $400,000 for claims administration expense for claims services performed by CIS and $1.0 million of commission expense for business produced by SSU.

Below represents statements of operations of the discontinued operations for the three and nine months ended September 30, 2024 and 2023:

Discontinued Operations
Consolidated Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue and Other Income from operations
Commission revenue	$8,662	$560	$32,944	$1,950
Investment income	48	11	86	76
Other income	181	30	376	112
Total revenue and other income from operations	8,891	601	33,406	2,138

Expenses
Policy acquisition costs	7,040	585	29,099	1,462
Administrative expenses	1,344	310	5,023	1,027
Total expenses	8,384	895	34,122	2,489

Income (loss) from operations before income taxes	507	(294)	(716)	(351)

Gains from sale and disposal transactions
Gain on sale of CIS	54,767	—	54,767	—
Gain on sale of SSU	6,459	—	6,459	—
Gain from sale of renewal rights	—	2,335	—	2,335
Total gains from sale and disposal transactions	61,226	2,335	61,226	2,335

Income before income taxes	61,733	2,041	60,510	1,984
Equity earnings (loss) in Affiliate, net of tax	(189)	72	97	(103)
Income tax expense (benefit)	1,368	457	1,834	464
Net income from discontinued operations	$60,176	$1,656	$58,773	$1,417

The Company’s accounting policy for net cash received from the sale of discontinued operations is to show a cash inflow from investing activities in continuing operations. As such, the Company reflected $46.0 million in proceeds received from the sale of discontinued operations in the investing section of our cash flow.

Below represents statements of cash flows of the discontinued operations for the nine months ended September 30, 2024 and 2023:

Discontinued Operations Statement of Cash Flows	Nine Months Ended September 30,
	2024	2023
Cash flows from Operating Activities
Net income from discontinued operations	$58,773	$1,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on sale of CIS	(54,767)	—
Gain on sale of SSU	(6,459)	—
Gain from sale of renewal rights	—	(2,500)
Equity (earnings) loss in subsidiary	(97)	103
Allocated expense from Corporate	1,147	144
Other	755	(35)

Changes in Assets & Liabilities:
Premiums receivable	(30,598)	2
Settlement of intercompany balances	(2,507)	—
Change in deferred acquisition costs	1,933	(41)
Intercompany receivables	4,154	(2,955)
Other receivables	(1,692)	276
Income taxes payable	(655)	462
Premiums payable	33,272	—
Other liabilities	3,463	(2,423)
Net cash provided by (used in) operating activities	6,722	(5,550)

Cash flows from Investing Activities
Cash disposed in CIS sale	(7,184)	—
Proceeds from sale of renewal rights	—	2,500
Additional true-up Contribution to SSU	—	(934)
Net cash provided by (used in) investing activities	(7,184)	1,566

Change in cash from discontinued operations	(462)	(3,984)
Cash at beginning of period from discontinued operations	462	4,864
Cash at end of period from discontinued operations	-	880

SSU Sale

Prior to August 30, 2024 the Company owned 50% of SSU and the other 50% of SSU was owned by Andrew Petcoff, the son of James Petcoff, the Company’s former Executive Chairman and Co-Chief Executive Officer and beneficial owner of more than 5% of the Company’s common stock. Andrew Petcoff purchased 50% of SSU from the Company on December 31, 2022, for $1,000.

On August 30, 2024, the Company completed the sale of its 50% ownership interest in SSU to an entity owned by Andrew Petcoff. Pursuant to the Membership Interest Purchase Agreement, dated as of August 30, 2024 (the “SSU Agreement”) among Sycamore Financial Group, LLC, Andrew Petcoff and VSRM Insurance Agency, Inc., the aggregate purchase price was $6.5 million with $3.0 million paid in cash to the Company at the time of the closing and $3.5 million due throughout the balance of 2024. A gain of $6.5 million was recognized on the sale of SSU.

Debt Payoff and Preferred Stock Redemption

With a portion of the proceeds from the CIS Sale, the Company paid off 100% of the $9.3 million privately placed 12.5% Senior Secured Note which were outstanding at August 30, 2024 (the "Senior Secured Notes"), and redeemed 100% of the $6.0 million of Preferred Stock. The Company incurred a redemption premium of $397,000 from the Preferred Stock, and recorded the premium as additional dividends paid on the Preferred Stock. See Note 8 ~ Debt and Note 10 ~ Shareholders Equity for more information.

3. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three and nine months ended September 30, 2024. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses of $10.2 million as of September 30, 2024, from the Company's available-for-sale securities are due to market conditions and interest rate changes.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at September 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	September 30, 2024
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$5,393	$24	$(73)	$5,344
State and local government	23,014	6	(3,096)	19,924
Corporate debt	33,686	—	(2,499)	31,187
Asset-backed securities	32,757	86	(165)	32,678
Mortgage-backed securities	25,178	—	(4,002)	21,176
Commercial mortgage-backed securities	2,284	—	(66)	2,218
Collateralized mortgage obligations	2,945	—	(311)	2,634
Total debt securities available for sale	$125,257	$116	$(10,212)	$115,161

	December 31, 2023
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$5,405	$3	$(161)	$5,247
State and local government	24,274	—	(3,810)	20,464
Corporate debt	34,002	—	(3,507)	30,495
Asset-backed securities	38,289	47	(584)	37,752
Mortgage-backed securities	26,768	—	(4,641)	22,127
Commercial mortgage-backed securities	3,404	—	(160)	3,244
Collateralized mortgage obligations	3,228	—	(444)	2,784
Total debt securities available for sale	$135,370	$50	$(13,307)	$122,113

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2024
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	6	$2,724	$(73)	6	$2,724	$(73)
State and local government	1	196	(3)	106	17,963	(3,093)	107	18,159	(3,096)
Corporate debt	1	95	(5)	64	31,092	(2,494)	65	31,187	(2,499)
Asset-backed securities	3	2,425	(1)	7	9,510	(164)	10	11,935	(165)
Mortgage-backed securities	—	—	—	66	21,171	(4,002)	66	21,171	(4,002)
Commercial mortgage-backed securities	—	—	—	4	2,218	(66)	4	2,218	(66)
Collateralized mortgage obligations	—	—	—	29	2,634	(311)	29	2,634	(311)
Total debt securities available for sale	5	$2,716	$(9)	282	$87,312	$(10,203)	287	$90,028	$(10,212)

	December 31, 2023
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	1	$649	$(7)	9	$3,400	$(154)	10	$4,049	$(161)
State and local government	3	1,193	(7)	113	19,096	(3,803)	116	20,289	(3,810)
Corporate debt	—	—	—	66	30,495	(3,507)	66	30,495	(3,507)
Asset-backed securities	1	1,090	(1)	21	16,270	(583)	22	17,360	(584)
Mortgage-backed securities	4	11	(1)	64	22,116	(4,640)	68	22,127	(4,641)
Commercial mortgage-backed securities	—	—	—	4	3,225	(160)	4	3,225	(160)
Collateralized mortgage obligations	—	—	—	32	2,803	(444)	32	2,803	(444)
Total debt securities available for sale	9	$2,943	$(16)	309	$97,405	$(13,291)	318	$100,348	$(13,307)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Debt securities	$1,106	$1,130	$3,527	$3,009
Equity securities	6	9	29	27
Cash, cash equivalents and short-term investments	332	349	1,020	1,169
Total investment income	1,444	1,488	4,576	4,205
Investment expenses	(53)	(49)	(165)	(169)
Net investment income	$1,391	$1,439	$4,411	$4,036

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Debt securities:
Gross realized gains	$10	$—	$10	$0
Gross realized losses	(17)	—	(17)	—
Total debt securities	(7)	—	(7)	—
Equity securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(118)	—
Total equity securities	—	—	(118)	—
Total net realized investment gains (losses)	$(7)	$—	$(125)	$—

There were $1.8 million and $0 of proceeds from sales of available-for-sale debt securities for the nine months ended September 30, 2024 and 2023, respectively.

There were $10,000 of gross realized gains from the sale of available-for-sale debt securities for the three and nine months ended September 30, 2024. There were $17,000 of gross realized losses from the sale of available-for-sale debt securities for the three and nine months ended September 30, 2024. There were no gross realized gains or losses from the sale of available-for-sale debt securities for the three and nine months ended September 30, 2023.

There were $8.0 million and $0 of payables from securities purchased as of September 30, 2024 and September 30, 2023, respectively. There were no receivables from securities sold as of September 30, 2024 and September 30, 2023, respectively.

The Company's gross unrealized gains related to its equity investments were $350,000 and $505,000 as of September 30, 2024 and December 31, 2023, respectively. The Company’s gross unrealized losses related to its equity investments were $563,000 and $535,000 as of September 30, 2024 and December 31, 2023, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There were no impairments or observable changes in price recorded for the three and nine months ended September 30, 2024 and 2023, respectively, related to the Company's other equity investments. These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $250,000 and $1.4 million as of September 30, 2024 and December 31, 2023, respectively.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2024. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,725	$3,696
Due after one year through five years	32,450	30,977
Due after five years through ten years	15,615	13,670
Due after ten years	10,303	8,112
Securities with contractual maturities	62,093	56,455
Asset-backed securities	32,757	32,678
Mortgage-backed securities	25,178	21,176
Commercial mortgage-backed securities	2,284	2,218
Collateralized mortgage obligations	2,945	2,634
Total debt securities	$125,257	$115,161

At September 30, 2024 and December 31, 2023, the Insurance Company Subsidiaries had $8.3 million and $8.2 million on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At September 30, 2024 and December 31, 2023, the Company had $107.5 million and $123.5 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. At September 30, 2024, approximately $106.8 million of the trust account balances are for collateral of gross unearned premiums and gross loss reserves of the fronted business on the security guard and installation industries ("Security Program") and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the unearned premiums run off to zero and loss reserves are paid on these programs, the remaining trust balances will be released and available for general use.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,344	$—	$5,344	$—
State and local government	19,924	—	19,924	—
Corporate debt	31,187	—	31,187	—
Asset-backed securities	32,678	—	32,678	—
Mortgage-backed securities	21,176	—	21,176	—
Commercial mortgage-backed securities	2,218	—	2,218	—
Collateralized mortgage obligations	2,634	—	2,634	—
Total debt securities	115,161	—	115,161	—
Equity Securities	331	111	220	—
Short-term investments	21,255	21,255	—	—
Total marketable investments measured at fair value	$136,747	$21,366	$115,381	$—

Investments measured at NAV:
Investments in limited partnerships	1,294
Total investments measured at fair value	$138,041

Contingent considerations from CIS sale	12,924	—	—	12,924
Total assets measured at fair value	$150,965

Liabilities:
Senior unsecured notes *	$13,300	$—	$13,300	$—
Total Liabilities (non-recurring fair value measure)	$13,300	$—	$13,300	$—

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2023
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,247	$—	$5,247	$—
State and local government	20,464	—	20,464	—
Corporate debt	30,495	—	30,495	—
Asset-backed securities	37,752	—	37,752	—
Mortgage-backed securities	22,127	—	22,127	—
Commercial mortgage-backed securities	3,244	—	3,244	—
Collateralized mortgage obligations	2,784	—	2,784	—
Total debt securities	122,113	—	122,113	—
Equity securities	896	139	757	—
Short-term investments	20,838	20,838	—	—
Total marketable investments measured at fair value	$143,847	$20,977	$122,870	$—

Investments measured at NAV:
Investments in limited partnerships	1,458
Total investments measured at fair value	$145,305

Liabilities:
Senior unsecured notes *	$11,791	$—	$11,791	$—
Subordinated notes *	9,965	—	—	9,965
Total Liabilities (non-recurring fair value measure)	$21,756	$—	$11,791	$9,965

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 16% and 15% of the fair value of the total marketable investments measured at fair value as of September 30, 2024 and December 31, 2023, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 84% and 85% of the fair value of the total marketable investments measured at fair value as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, the Company paid off its Senior Secure Notes. As of December 31, 2023, the fair value of the Senior Secured Notes reported at amortized cost was considered a Level 3 liability in the fair value hierarchy and is entirely comprised of the Company's Senior Secured Notes. In determining the fair value of the Senior Secured Notes outstanding at December 31, 2023, the security attributes (issue date, maturity, coupon, calls, etc.) were entered into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the December 31, 2023 U.S. Treasury rates. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.

As of September 30, 2024, the Company had an asset for contingent consideration related to the CIS Sale. The fair value measurement of the contingent consideration asset was determined using Level 3 inputs. The fair value measurement for the first contingent payment of $4.9 million, that has already been earned but unpaid, was determined using a simple discounted cash flow model. The second and third $10.0 million contingent payments are not expected to be earned until the end of 2025 or later, if at all. The Company determined the combined fair value of the second and third contingent payments to be $8.0 million, as of September 30, 2024. The fair value was calculated based on the average of 20,000 simulations of a Monte Carlo analysis performed using Geometric Brownian Motion. Key assumptions in the analysis included the following as of September 30, 2024:

Contingent Consideration

Discount rate	13.2%
Gross revenue risk adjustment	4.2%
Gross revenue volatility	17.5%
Weighted average risk-free rate	3.9%
Weighted average cost of capital	12.0%

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. The tables below show a rollforward of Level 3 assets and liabilities held at fair value during the three and nine months ended September 30, 2024 (dollars in thousands):

	Balance as of June 30, 2024	Additions into Level 3	Change in Fair Value	Balance as of September 30, 2024
Contingent considerations	—	$12,924	$—	$12,924
Total recurring Level 3 assets	—	$12,924	$—	$12,924

	Balance as of December 31, 2023	Additions into Level 3	Change in Fair Value	Balance as of September 30, 2024
Contingent considerations	—	$12,924	$—	$12,924
Total recurring Level 3 assets	—	$12,924	$—	$12,924

5. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended September 30, 2024 and 2023. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$6,658	$9,668	$6,405	$10,479

Deferred policy acquisition costs	3,181	4,879	9,985	13,073
Amortization of policy acquisition costs	(3,249)	(4,400)	(9,800)	(13,405)
Impact from renewal rights sale	—	(4,303)	—	(4,303)
Net change	(68)	(3,824)	185	(4,635)

Balance at end of period	$6,590	$5,844	$6,590	$5,844

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gross reserves - beginning of period	$174,786	$145,004	$174,612	$165,539
Less: reinsurance recoverables on unpaid losses	(74,358)	(56,505)	(70,807)	(82,651)
Net reserves - beginning of period	100,428	88,499	103,805	82,888
Add: incurred losses and LAE, net of reinsurance:
Current period	7,284	17,281	30,747	51,004
Prior period	7,868	3,630	10,206	2,939
Total net incurred losses and LAE	15,152	20,911	40,953	53,943
Deduct: loss and LAE payments, net of reinsurance:
Current period	8,481	9,194	18,549	18,635
Prior period	12,054	7,768	31,164	25,748
Total net loss and LAE payments	20,535	16,962	49,713	44,383
Net reserves - end of period	95,045	92,448	95,045	92,448
Plus: reinsurance recoverables on unpaid losses	65,860	46,766	65,860	46,766
Gross reserves - end of period	$160,905	$139,214	$160,905	$139,214

Net losses and LAE decreased by $5.8 million, or 27.5%, to $15.2 million during the third quarter of 2024, compared to $20.9 million for the same period in 2023. The $10.0 million decrease in current accident year losses during the third quarter of 2024, compared to the same period in 2023, was mostly due to a significant reduction in net earned premiums described above.

The Company’s incurred losses during the three months ended September 30, 2024 included prior-year adverse development of $7.9 million. The $7.9 million of adverse development related to emergence in the commercial liability lines of business. The adverse development was predominantly generated in the Security Guard program, which we ceased writing in September 2023, and ceded all unearned premiums on September 30, 2023. We experienced higher-than-expect open case loss emergence due to higher loss severity. To mitigate the impact of potential further adverse development on case reserves, we increased our expected loss ratio inputs for calculating IBNR in multiple accident years for this program which increased our ultimate loss estimates in accident years 2020 through 2023, by $10.9 million. The adverse development in this program was partially offset by favorable development in other programs.

The Company's incurred losses during the three and nine months ended September 30, 2023 included prior-year adverse reserve development of $3.6 million and $2.9 million, respectively. For the third quarter, the Company recognized $4.0 million of reserve development in the commercial liability lines of business relating to accident years 2020 through 2022, offset by

$414,000 of favorable development in the personal lines segment. For the nine months ended September 30, 2023, the Company recognized $4.1 million of adverse development in the commercial liability lines of business, related to accident years 2020 through 2022, offset by $1.2 million of favorable development in the personal lines segment.

As of September 30, 2024, the Company was $12.2 million into the $20.0 million layer provided by the adverse development cover of the LPT.

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

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement. As of September 30, 2024, the Company has recorded losses through the $5.5 million corridor and $12.2 million into the $20.0 million layer. As of December 31, 2023, the Company recorded losses through the $5.5 million corridor and $9.1 million into the $20.0 million layer.

As of September 30, 2024, the Consolidated Balance Sheets included $6.1 million and $6.0 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively. As of December 31, 2023, the Consolidated Balance Sheets included $3.8 million and $10.9 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Written premiums:
Direct	$14,779	$25,589	$58,078	$77,113
Assumed	307	12,959	292	42,323
Ceded	(3,912)	(32,859)	(18,558)	(66,077)
Net written premiums	$11,174	$5,689	$39,812	$53,359

Earned premiums:
Direct	$21,247	$24,725	$70,281	$71,637
Assumed	2,031	13,425	16,610	36,820
Ceded	(8,677)	(14,171)	(38,737)	(39,343)
Net earned premiums	$14,601	$23,979	$48,154	$69,114

Losses and LAE:
Direct	$15,577	$13,337	$46,409	$39,876
Assumed	6,303	7,314	17,288	13,072
Ceded	(6,728)	260	(22,744)	995
Net Losses and LAE	$15,152	$20,911	$40,953	$53,943

8. Debt

Prior to August 30, 2024, the Company's debt was comprised of two instruments: $17.9 million of 9.75% public senior unsecured notes (the "New Public Notes") which were issued during the third quarter of 2023, and $9.3 million of privately placed 12.5% Senior Secured Notes, which were issued on September 30, 2023. On August 30, 2024, the Company paid off all of its $9.3 million of outstanding Senior Secured Notes with the proceeds from the CIS Sale. The Company incurred a $753,000 call premium from the paydown of the Senior Secured Notes. The Company amortized through interest expense $771,000 of debt issuance costs related to the paydown of the Senior Secured Notes. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of September 30, 2024			As of December 31, 2023
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$17,887	$1,414	$16,473	$17,887	$1,679	$16,208
Senior secured notes	—	—	—	9,750	897	8,853
Total	$17,887	$1,414	$16,473	$27,637	$2,576	$25,061

New Public Notes

The Company issued $17.9 million of New Public Notes during the third quarter of 2023. The new notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the new notes, in whole or in part, at face value at any time after September 30, 2025.

Senior Secured Notes

On August 30, 2024, the Company paid off all of its Senior Secured Notes. The Company incurred a $753,000 call premium when it paid off the Senior Secured Notes.

The Company restructured its subordinated notes to Senior Secured Notes with its lender on September 30, 2023. The Senior Secured Notes had a maturity date of September 30, 2028, and had an interest rate of 12.5% per annum. Interest was payable quarterly at the end of March, June, September, and December. Quarterly principal payments of $250,000 were required. The Company accounted for this restructuring as a debt modification because there was no concession made to the lender.

Debt issuance costs

The Company incurred $173,000 of restructuring costs from the lender related to the Senior Secured Notes. These costs were capitalized as debt issuance costs as of September 30, 2023.

On August 30, 2024, the Company amortized through interest expense $771,000 of debt issuance costs related to the paydown of the Senior Secured Notes.

As of September 30, 2024, the carrying value of the New Public Notes were offset by $1.4 million of capitalized costs. The debt issuance costs are amortized through interest expense over the life of the loans.

Debt covenants

The Company was not subject to any restrictive financial debt covenants as of September 30, 2024, as a result of its paydown of the Senior Secured Notes on August 30, 2024.

The only remaining scheduled principal payments of the Company's debt as of September 30, 2024 is $17.9 million due on September 30, 2028.

9. Related-Party Transactions

In June 2024, White Pine Insurance Company, a wholly owned subsidiary of the Company, sold 6,000 shares of Waterford Bancorp, Inc. stock (the “Bancorp Shares”) held in its investment portfolio to Clarkston Companies, Inc. for a total purchase price of $510,000.00. Clarkston Companies, Inc. is an entity affiliated with Gerald Hakala and Jeffrey Hakala, both of whom are members of the Board of Directors of the Company. Clarkston Companies, Inc. is the holding company of Clarkston Ventures, LLC, which owns common stock of the Company, and Clarkston 91 West LLC, which owned preferred stock of the Company. The sale of the Bancorp Shares was approved by a majority of independent members of the Board of Directors of the Company.

In July 2024, the Company sold $500,000.00 of private debt of Pavilion MGD, LLC (the “Pavilion Debt”) held in its investment portfolio to Portage Place, LLC for a total purchase price of $500,000.00. The sole member of Portage Place, LLC is Joseph Sarafa, a member of the Board of Directors of the Company. The sale of the Pavilion Debt was approved by a majority of independent members of the Board of Directors of the Company.

See Note 2 ~ Discontinued Operations for a description of related party transactions related to the transactions that occurred in August 2024.

10. Shareholder’s Equity

Preferred Stock

On August 30, 2024, the Company redeemed all of the $6.0 million of its outstanding Series A Preferred Stock (the "Preferred Stock"). The Company incurred a redemption premium of $397,000, and recorded the premium as additional dividends paid on the Preferred Stock. The redemption premium reduced the Company's net income allocable to common shareholders.

The Preferred Stock was originally issued on December 20, 2023, through a private placement of 1,000 shares priced at $6,000 per share that matured on June 30, 2026. The Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, members of the Board of Directors of the Company. Preferred Stock shareholders had no voting rights and optional redemption was only in the control of the Company.

The Preferred Stock required quarterly dividend payments at a rate equal to the prime rate of Waterford Bank, N.A. ("Waterford Bank"), or 8.0%, whichever is higher, plus 200 basis points. As of September 30, 2024, this equated to an annualized rate of 10.5%. The Company paid $502,000 and $817,000 in dividends on the Preferred Stock for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2024 and December 31, 2023, the Company had 0 and 1,000 issued and outstanding shares of Preferred Stock, respectively.

Common Stock

As of September 30, 2024 and December 31, 2023, the Company had 12,222,881 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss) from continuing operations	$(6,886)	$(4,362)	$(9,044)	$(7,861)
Net income from discontinued operations	60,176	1,656	58,773	1,417
Net income (loss)	53,290	(2,706)	49,729	(6,444)
Preferred stock dividends	502	—	817	—
Net income (loss) allocable to common shareholders	$52,788	$(2,706)	$48,912	$(6,444)

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$(0.60)	$(0.36)	$(0.81)	$(0.64)
Net income from discontinued operations	$4.92	$0.14	$4.81	$0.12
Net income (loss) allocable to common shareholders	$4.32	$(0.22)	$4.00	$(0.53)

Weighted average common shares outstanding, basic and diluted	12,222,881	12,222,881	12,222,881	12,219,713

* There were no unvested restricted stock units as of September 30, 2024. The non-vested shares of stock options were anti-dilutive as of September 30, 2024. The non-vested shares of the restricted stock units and stock options were anti-dilutive as of September 30, 2023. Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended September 30, 2024 and 2023.

12. Stock-based Compensation

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

The Company recorded $0 of compensation expense related to the RSUs for the three months ended September 30, 2024 and 2023. The Company recorded $0 and $17,000 of compensation expense related to the RSUs for the nine months ended September 30, 2024 and 2023, respectively. There were no unvested RSUs remaining as of September 30, 2024.

The Company recorded ($8,000) and $44,000 of compensation expense for the three months ended September 30, 2024 and 2023, respectively, related to the Company's stock options granted. The Company recorded $62,000 and $130,000 of compensation expense for the nine months ended September 30, 2024 and 2023, respectively, related to the Company's stock options granted. There were 169,000 options outstanding and unvested as of September 30, 2024, which will generate an estimated future expense of $132,000.

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

14. Segment Information

The Company has historically been engaged in the sale of property and casualty insurance products and had organized its business model around three classes of insurance businesses: commercial lines, personal lines, and wholesale agency business. Within these three businesses, the Company offered various insurance products and insurance agency services. Such insurance businesses were engaged in underwriting and marketing insurance coverages, and administered claims processing for such policies. The Company viewed the commercial and personal lines segments as underwriting business (business that takes on insurance underwriting risk). The wholesale agency business provided non-risk bearing revenue through commissions and policy fees. The wholesale agency business increased the product options to the Company’s independent retail agents by offering both insurance products from the Insurance Company Subsidiaries as well as products offered by other insurers. As a result of the CIS Sale, the Company is no longer operating a wholesale agency business. The Company determined that the wholesale agency segment qualifies for discontinued operations reporting. All periods presented now exclude the wholesale agency segment as well as related eliminations from the segment information provided below.

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agents and a network of independent agents. All of the Company’s insurance activities are conducted in the U.S. with a concentration of activity in Texas, Michigan, Oklahoma and Indiana. In mid-2024, the Company exited the Oklahoma business. As part of the strategic shift described earlier, the Company has also significantly reduced its writings in commercial lines. For the nine months ended September 30, 2024 and 2023, gross written premiums attributable to these four states were 84.2% and 49.8%, respectively, of the Company’s total gross written premiums.

The wholesale agency business is now reported as a discontinued operation and is no longer reflected in the segment information. Historically, it sold insurance products on behalf of the Company’s commercial and personal lines businesses as well as to third-party insurers. Certain acquisition costs incurred by the commercial and personal lines businesses were reflected as commission revenue for the wholesale agency business and were previously eliminated before the disposal of the agency business.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended September 30, 2024	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$4,018	$11,068	$15,086	$—	$15,086

Net written premiums	$1,481	$9,693	$11,174	$—	$11,174

Net earned premiums	$6,428	$8,173	$14,601	$—	$14,601
Other income	—	—	—	61	61
Segment revenue	6,428	8,173	14,601	61	14,662

Losses and LAE, net	10,798	4,354	15,152	—	15,152
Policy acquisition costs	929	2,320	3,249	—	3,249
Operating expenses	939	1,555	2,494	1,100	3,594
Segment expenses	12,666	8,229	20,895	1,100	21,995

Segment gain (loss)	$(6,238)	$(56)	$(6,294)	$(1,039)	$(7,333)
Investment income				1,391	1,391
Net realized investment gains (losses)				(7)	(7)
Change in fair value of equity securities				(29)	(29)
Interest expense				(2,275)	(2,275)
Income (loss) from continuing operations before income taxes	$(6,238)	$(56)	$(6,294)	$(1,959)	$(8,253)

Three months ended September 30, 2023	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$28,492	$10,056	$38,548	$—	$38,548

Net written premiums	$(3,155)	$8,844	$5,689	$—	$5,689

Net earned premiums	$17,315	$6,664	$23,979	$—	$23,979
Other income	61	24	85	24	109
Segment revenue	17,376	6,688	24,064	24	24,088

Losses and LAE, net	15,424	5,487	20,911	—	20,911
Policy acquisition costs	2,587	1,813	4,400	—	4,400
Operating expenses	2,928	845	3,773	320	4,093
Segment expenses	20,939	8,145	29,084	320	29,404

Segment gain (loss)	$(3,563)	$(1,457)	$(5,020)	$(296)	$(5,316)
Investment income				1,439	1,439
Change in fair value of equity securities				(87)	(87)
Interest expense				(855)	(855)
Income (loss) from continuing operations before income taxes	$(3,563)	$(1,457)	$(5,020)	$201	$(4,819)

Nine months ended September 30, 2024	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$23,562	$34,808	$58,370	$—	$58,370

Net written premiums	$14,053	$25,759	$39,812	$—	$39,812

Net earned premiums	$23,906	$24,248	$48,154	$—	$48,154
Other income	69	48	117	170	287
Segment revenue	23,975	24,296	48,271	170	48,441

Losses and LAE, net	24,470	16,483	40,953	—	40,953
Policy acquisition costs	3,231	6,569	9,800	—	9,800
Operating expenses	3,737	3,452	7,189	1,477	8,666
Segment expenses	31,438	26,504	57,942	1,477	59,419

Segment gain (loss)	$(7,463)	$(2,208)	$(9,671)	$(1,307)	$(10,978)
Investment income				4,411	4,411
Net realized investment gains (losses)				(125)	(125)
Change in fair value of equity securities				(182)	(182)
Interest expense				(4,021)	(4,021)
Income (loss) from continuing operations before income taxes	$(7,463)	$(2,208)	$(9,671)	$(1,224)	$(10,895)

Nine months ended September 30, 2023	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$92,228	$27,208	$119,436	$—	$119,436

Net written premiums	$29,571	$23,788	$53,359	$—	$53,359

Net earned premiums	$51,925	$17,189	$69,114	$—	$69,114
Other income	169	70	239	169	408
Segment revenue	52,094	17,259	69,353	169	69,522

Losses and LAE, net	39,568	14,375	53,943	—	53,943
Policy acquisition costs	8,750	4,655	13,405	—	13,405
Operating expenses	9,556	2,229	11,785	984	12,769
Segment expenses	57,874	21,259	79,133	984	80,117

Segment gain (loss)	$(5,780)	$(4,000)	$(9,780)	$(815)	$(10,595)
Investment income				4,036	4,036
Change in fair value of equity securities				595	595
Interest expense				(2,361)	(2,361)
Income (loss) from continuing operations before income taxes	$(5,780)	$(4,000)	$(9,780)	$1,455	$(8,325)

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2024 and 2023

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on April 1, 2024 and included herein, and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Recent Developments

Strategic Shift from Premium Revenues to Commission Revenues

In January 2024, the Company began a strategic shift to reduce premium revenues from underwriting operations and increase commission revenues from policy production within the MGA. The Company began utilizing two third-party insurers for the underwriting capacity and by September 30, 2024, almost all commercial lines business previously underwritten by the Company’s Insurance Company Subsidiaries was being written by third-party insurers. We expect minimal premiums from commercial lines in the near term with no current plans to re-establish commercial lines premium volumes in the future. The Company expects to continue to directly write the Midwest and Texas homeowners business going forward, however, the Company is subject to significant concentration of risk because all of the homeowners business is produced by one agency, SSU, and we no longer have any ownership interest or control over where SSU places its business.

Sale and Disposal of Agency Business

On August 30, 2024 the Company completed the sale of all of the issued and outstanding membership interests of Conifer Insurance Services ("CIS") to BSU Leaf Holdings LLC, a Delaware limited liability company, pursuant to the Interest Purchase Agreement, dated as of the Closing Date (the "CIS Agreement"), by and among the Company, Buyer and Buyer's parent (the "CIS Sale"). CIS comprised the Company’s managing general agency “MGA” business and was the legal entity used to implement the strategic shift to non risk-bearing revenue from an underwriting-based model as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. CIS also represented almost all of the Wholesale Agency segment. CIS and the related Wholesale Agency segment are now reported as discontinued operations for all periods presented. The Company sold CIS in order to generate liquidity to pay down debt and provide capital to the Insurance Company Subsidiaries.

The CIS Sale will have a significant negative impact on revenues for the Company going forward. With the previously mentioned strategic shift away from underwriting revenues, the Company was relying on the growth of commission revenue to replace the lost revenue from underwriting. Now that the Wholesale Agency segment has been sold, the Company will need to rely entirely on underwriting revenues. These revenues have reduced significantly in the past year. For example, gross written premiums were $38.5 million in the third quarter of 2023, as compared to only $15.1 million in the third quarter of 2024. Homeowners gross written premiums comprised $11.1 million of that premium volume with the remainder generated from commercial lines which is expected to reduce to a very small amount in the next year.

In connection with the CIS Sale, approximately 67 of the Company’s 77 employees were transferred to the Buyer, including Nicholas Petcoff, the Company’s then current Chief Executive Officer, as well as all of the underwriting, claims and IT teams, and a portion of the finance staff and other operating staff. As part of the completion of t the CIS Sale, Mr. Petcoff resigned from his role as Chief Executive Officer and as a director on August 30, 2024. Concurrently, Brian Roney, President of the Company, was appointed as the Company’s new Chief Executive Officer. The Company entered into a transition services agreement with the buyer to allow both parties to share resources for a certain period of time, generally less than twelve months, in order to effectuate an orderly separation of the internal systems and operations. The net cost to the Company was $225,000 which expense will be recognized over the period the services are provided.

The initial purchase price of CIS was $45.0 million, subject to purchase price adjustments. In addition, during the three years ending on the third anniversary of the Closing Date, the Company is eligible under the CIS Agreement to receive up to three contingent payments based on performance thresholds of the gross revenue earned by CIS in the applicable quarter, with the aggregate amount of contingent capped at $25.0 million. Consideration paid in cash to the Company was $46.6 million on August 30, 2024, which is comprised of the $45.0 million initial purchase price, plus $1.6 million of cash in CIS in excess of the working capital deficiency (as defined in the CIS Agreement). The contingent consideration payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of September 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and was reported at a fair value of $4.9 million value. The full $5.0 million contingent payment is expected to be received in December 2024. The second and third $10.0 million contingent payments are not expected to be earned until the end of 2025 or later, if at all. The Company determined the combined fair value of the second and third contingent payments to be $8.0 million as of September 30, 2024. The fair values of all contingent payments increased the gain on the sale of CIS as of September 30, 2024. As fair value estimates change over time, subsequent measurement adjustments will be reflected in income or loss in the period of change.

There was significant judgment in deriving the fair value of the final two $10.0 million contingent payments, including estimating the extent of time it will take to achieve the earnout, the credit quality of the buyer and, most importantly, the risk that the contingent payments may not be achieved at all. There is greater than an insignificant chance that we do not receive one or both of these contingent payments. There are no provisions allowing for a partial payment of the earnout.

Sale of SSU

Prior to August 30, 2024 the Company owned 50% of SSU and the other 50% of SSU was owned by Andrew Petcoff, the son of James Petcoff, the Company’s former Executive Chairman and Co-Chief Executive Officer and beneficial owner of more than 5% of the Company’s common stock. Andrew Petcoff purchased 50% of SSU from the Company on December 31, 2022, for $1,000.

On August 30, 2024, the Company completed the sale of its 50% ownership interest in SSU to an entity owned by Andrew Petcoff. Pursuant to the Membership Interest Purchase Agreement, dated as of August 30, 2024 (the “SSU Agreement”) among Sycamore Financial Group, LLC, Andrew Petcoff and VSRM Insurance Agency, Inc., the aggregate purchase price was $6.5 million, with $3.0 million paid in cash to the Company at the time of the closing and $3.5 million due throughout the balance of 2024. A gain of $6.5 million was recognized on the sale of SSU.

Other Impacts of Recent Developments

With the completion of the disposal of the agency business, we have just two agency relationships; with CIS and SSU. CIS has control over almost all of our commercial lines premium volume and it is expected that CIS will remove all of the remaining commercial lines business to another insurer as some point in the future. SSU has control of our remaining homeowners book of business and could move that business to another insurer or insurers. This is a significantly different structure from when we filed our Annual Report on Form 10-K, on April 1, 2024 with the U. S. Securities and Exchange Commission. We no longer directly “market and sell our insurance products through a network of over 4,400 independent agents that distribute our policies through approximately 950 sales offices” as stated in that filing. Those relationships are now owned by unrelated third parties (CIS and SSU). This greatly amplifies our concentration of risk relative to our marketing and distribution network.

Our staff is now only approximately ten people. We are relying heavily upon the CIS and SSU teams to handle underwriting, claims, and information technology services. Much of this is managed either through program administration agreements with CIS and SSU or a claims administration agreement with CIS. The policy management system also conveyed with CIS, which we can continue to use for our existing business, but may not be available for any new programs we may consider. CIS and SSU also handle all billing and collections. We no longer have the capacity to operate a direct bill process.

Redemption of Preferred Stock and payoff of Senior Secured Debt

On August 30, 2024 with a portion of the proceeds from the sale of CIS, the Company paid off all $9.3 million of its privately placed 12.5% Senior Secured Notes which were outstanding at August 30, 2024 (the "Senior Secured Notes"), and

redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000 from the Preferred Stock, and recorded the premium as additional dividends paid on the Preferred Stock. See Note 8 ~ Debt and Note 10 ~ Shareholders Equity of the Notes to the Consolidated Financial Statements for further details.

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

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia. As of September 30, 2024, we offer insurance products primarily in Texas, Illinois and Indiana, for homeowners lines and Nevada and Michigan for other lines.

Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income.

Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions, and other underwriting and administrative expenses. Historically, we have organized our operations in three insurance businesses: commercial insurance lines, personal lines, and agency business. Together, the commercial and personal lines refer to “underwriting” operations that take insurance risk, and the agency business refers to non-risk insurance business.

Through our commercial insurance lines, we historically offered coverage for both commercial property and commercial liability. We also offered coverage for commercial automobiles and workers’ compensation. Our insurance policies are sold to targeted small and mid-sized businesses on a single or multiple-coverage basis. We expect minimal commercial lines business going forward.

Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana and Texas.

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.

Executive Overview

The Company reported $15.1 million of gross written premiums in the third quarter of 2024, representing a 60.9% decrease as compared to the same period in 2023. Our commercial lines gross written premiums decreased by $24.5 million, or 85.9%, to $4.0 million in the third quarter of 2024, compared to $28.5 million for the same period in 2023. Personal lines gross written premiums increased by $1.0 million, or 10.1%, to $11.1 million in the third quarter of 2024, compared to $10.1 million for the same period in 2023. However, there was a significant shift in business out of Oklahoma and into Texas.

The Company reported a net loss from continuing operations of $6.9 million, or $0.60 per share for the three months ended September 30, 2024, compared to a net loss from continuing operations of $4.4 million, or $0.36 per share for the same period in 2023.

The Company reported a net loss from continuing operations of $9.0 million, or $0.81 per share for the nine months ended September 30, 2024, compared to a net loss from continuing operations of $7.9 million, or $0.64 per share for the same period in 2023.

The Company reported net income allocable to common shareholders of $52.8 million, or $4.32 per share for the three months ended September 30, 2024, compared to a net loss of $2.7 million, or $0.22 per share, for the same period in 2023.

The Company reported net income allocable to common shareholders of $48.9 million, or $4.00 per share for the nine months ended September 30, 2024, compared to a net loss of $6.4 million, or $0.53 per share for the same period in 2023.

Adjusted operating income per share is a non-GAAP measure that represents net income allocable to common shareholders excluding net realized investment gains or losses, change in fair value of equity securities and net income from discontinued operations. Adjusted operating loss was $7.4 million, or $0.60 per share for the three months ended September 30, 2024, compared to $4.3 million or $0.35 for the same period in 2023.

Adjusted operating loss was $9.6 million, or $0.78 per share, for the nine months ended September 30, 2024, compared to $8.5 million or $0.69 per share for the same period in 2023.

Our underwriting combined ratio was 143.1% and 120.8% for the three months ended September 30, 2024 and 2023, respectively. Our underwriting combined ratio was 120.0% and 114.1% for the nine months ended September 30, 2024 and 2023, respectively. Adverse development on prior year reserves remained during 2024, substantially due to great-than-expected case reserve emergence on existing claims, particularly in our Security Guard program which we ceased writing as of September 30, 2023.

Results of Operations For The Three Months Ended September 30, 2024 and 2023

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Gross written premiums	$15,086	$38,548	$(23,462)	(60.9%)

Net written premiums	$11,174	$5,689	$5,485	96.4%

Net earned premiums	$14,601	$23,979	$(9,378)	(39.1)%
Other income	61	109	(48)	(44.0%)
Losses and loss adjustment expenses, net	15,152	20,911	(5,759)	(27.5)%
Policy acquisition costs	3,249	4,400	(1,151)	(26.2)%
Operating expenses	3,594	4,093	(499)	(12.2)%
Underwriting gain (loss)	(7,333)	(5,316)	(2,017)	*
Net investment income	1,391	1,439	(48)	(3.3)%
Net realized investment gains (losses)	(7)	—	(7)	*
Change in fair value of equity securities	(29)	(87)	58	(66.7)%
Interest expense	2,275	855	1,420	166.1%
Income (loss) from continuing operations before income taxes	(8,253)	(4,819)	(3,434)	*
Income tax expense (benefit)	(1,367)	(457)	(910)	*
Net income (loss) from continuing operations	(6,886)	(4,362)	(2,524)	*
Net income from discontinued operations	60,176	1,656	58,520	*
Net income (loss)	$53,290	$(2,706)	$55,996	*

Book value per common share outstanding	$4.01	$0.24

Underwriting Ratios:
Loss ratio (1)	103.8%	86.9%
Expense ratio (2)	39.3%	33.9%
Combined ratio (3)	143.1%	120.8%

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

Our premiums are presented below for the three months ended September 30, 2024 and 2023 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Gross written premiums
Commercial lines	$4,018	$28,492	$(24,474)	(85.9)%
Personal lines	11,068	10,056	1,012	10.1%
Total	$15,086	$38,548	$(23,462)	(60.9)%

Net written premiums
Commercial lines	$1,481	$(3,155)	$4,636	146.9%
Personal lines	9,693	8,844	849	9.6%
Total	$11,174	$5,689	$5,485	96.4%

Net earned premiums
Commercial lines	$6,428	$17,315	$(10,887)	(62.9)%
Personal lines	8,173	6,664	1,509	22.6%
Total	$14,601	$23,979	$(9,378)	(39.1)%

Gross written premiums decreased $23.4 million, or 60.9%, to $15.1 million for the three months ended September 30, 2024, as compared to $38.5 million for the same period in 2023.

Commercial lines gross written premiums decreased $24.5 million, or 85.9%, to $4.0 million in the third quarter of 2024, as compared to $28.5 million for the third quarter of 2023. The decrease was primarily due to our MGA shifting business from our Insurance Company Subsidiaries to the third-party insurers during the quarter. Substantially all commercial lines business has moved or is in the process of completing a move to other insurance carriers. We do not expect to continue writing any significant amount of commercial lines in the near term.

Personal lines gross written premiums increased $1.0 million, or 10.1%, to $11.1 million in the third quarter of 2024, as compared to $10.1 million for the same period in 2023. The increase was due to the organic growth in the low-value dwelling book of business in Texas and in the Midwest which, combined, grew by $5.6 million or 100.0%. However, this growth was offset from our exit of Oklahoma homeowners which declined by $4.6 million in the third quarter. We are no longer writing any Oklahoma homeowners business. We plan to continue to write the Midwest and Texas homeowners programs but we do not expect continued growth to be significant.

Net written premiums increased $5.5 million, or 96.4%, to $11.2 million for the three months ended September 30, 2024, as compared to $5.7 million for the same period in 2023. The increase was mostly attributable to growth in the homeowners programs, as described above. There was negative net written premiums in commercial lines for the three months ending September 30, 2023 due to the unearned premium portfolio transfer of the Security Guard program effective on September 30, 2023.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended September 30, 2024 and 2023 (dollars in thousands):

Three months ended September 30, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$2,870	$4,414	$7,284
Net (favorable) adverse development	7,928	(60)	7,868
Calendar year net losses and LAE	$10,798	$4,354	$15,152

Accident year loss ratio	44.6%	54.0%	49.9%
Net (favorable) adverse development	123.4%	(0.7)%	53.9%
Calendar year loss ratio	168.0%	53.3%	103.8%

Three months ended September 30, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,380	$5,901	$17,281
Net (favorable) adverse development	4,044	(414)	3,630
Calendar year net losses and LAE	$15,424	$5,487	$20,911

Accident year loss ratio	65.5%	88.3%	71.9%
Net (favorable) adverse development	23.3%	(6.3)%	15.0%
Calendar year loss ratio	88.8%	82.0%	86.9%

Net losses and LAE decreased by $5.8 million, or 27.5%, to $15.2 million during the third quarter of 2024, compared to $20.9 million for the same period in 2023. The decrease was mostly attributable to a $10.0 million decrease in current accident year losses due to a significant reduction in net earned premiums described above. The decrease in current accident year losses was partially offset by a $4.2 million increase in adverse development on prior-year loss reserves.

The Company’s incurred losses during the three months ended September 30, 2024 included prior-year adverse development of $7.9 million. The $7.9 million of adverse development related to emergence in the commercial liability lines of business. The adverse development was predominantly generated in the Security Guard program, which we ceased writing in September 2023, and ceded all unearned premiums on September 30, 2023. We experienced higher-than-expect open case loss emergence due to higher loss severity. To mitigate the impact of potential further adverse development on case reserves, we increased our expected loss ratio inputs for calculating IBNR in multiple accident years for this program which increased our ultimate loss estimates in accident years 2020 through 2023, by $10.9 million. The adverse development in this program was partially offset by favorable development in other programs.

Expense Ratio

Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations). It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by the sum of net earned premiums and other income of the underwriting business. Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes. The expense ratio excludes Corporate expenses.

The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2024	2023
Commercial Lines
Policy acquisition costs	14.5%	14.8%
Operating expenses	14.6%	16.9%
Total	29.1%	31.7%
Personal Lines
Policy acquisition costs	28.4%	27.1%
Operating expenses	19.0%	12.6%
Total	47.4%	39.7%
Total Underwriting
Policy acquisition costs	22.2%	18.2%
Operating expenses	17.1%	15.7%
Total	39.3%	33.9%

Our expense ratio increased by 5.4% during the third quarter of 2024, compared to the same period in 2023.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums decreased by 0.3% in the Company's commercial lines mainly due to the added ceding commissions received from the unearned premium portfolio transaction that occurred on September 30, 2023, as part of the Security Program transaction. The personal lines acquisition costs increased by 1.4% percentage points due to increased commission rates to agents on the homeowners books of business. Following the sale of SSU, the Company will be paying approximately 5.5% more in commissions on the homeowners business, thus increasing acquisition costs. However, the Company’s staff is significantly smaller and going forward, and the Company will be relying on SSU’s access to policy management systems which are no longer internally operated. Thus, operating costs are expected to go down substantially.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 1.4% during the third quarter of 2024 to 17.1%, compared to 15.7% for the same period in 2023. The increase in the ratio was mostly due to significantly lower net earned premiums. Accordingly, even though operating expenses decreased significantly they did not completely offset the reduction in net earned premiums. We believe that while the Company absorbs the significant changes in operations resulting from the disposal of the agency business, this ratio will be somewhat volatile.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended September 30, 2024 and 2023 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended September 30,
	2024	2023	$ Change
Commercial Lines	$(6,238)	$(3,563)	$(2,675)
Personal Lines	(56)	(1,457)	1,401
Total Underwriting	(6,294)	(5,020)	(1,274)
Corporate	(1,039)	(296)	(743)
Total segment gain (loss)	$(7,333)	$(5,316)	$(2,017)

Results of Operations For The Nine Months Ended September 30, 2024 and 2023

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Gross written premiums	$58,370	$119,436	$(61,066)	(51.1)%

Net written premiums	$39,812	$53,359	$(13,547)	(25.4)%

Net earned premiums	$48,154	$69,114	$(20,960)	(30.3)%
Other income	287	408	(121)	(29.7)%
Losses and loss adjustment expenses, net	40,953	53,943	(12,990)	(24.1)%
Policy acquisition costs	9,800	13,405	(3,605)	(26.9)%
Operating expenses	8,666	12,769	(4,103)	(32.1)%
Underwriting gain (loss)	(10,978)	(10,595)	(383)	(3.6)%
Net investment income	4,411	4,036	375	9.3%
Net realized investment gains (losses)	(125)	—	(125)	*
Change in fair value of equity securities	(182)	595	(777)	(130.6)%
Interest expense	4,021	2,361	1,660	70.3%
Income (loss) from continuing operations before income taxes	(10,895)	(8,325)	(2,570)	*
Income tax expense (benefit)	(1,851)	(464)	(1,387)	*
Net income (loss) from continuing operations	(9,044)	(7,861)	(1,183)	*
Net income from discontinued operations	58,773	1,417	57,356	*
Net income (loss)	$49,729	$(6,444)	$56,173

Book value per common share outstanding	$4.01	$0.24

Underwriting Ratios:
Loss ratio (1)	84.8%	77.8%
Expense ratio (2)	35.2%	36.3%
Combined ratio (3)	120.0%	114.1%

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

Our premiums are presented below for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Gross written premiums
Commercial lines	$23,562	$92,228	$(68,666)	(74.5)%
Personal lines	34,808	27,208	7,600	27.9%
Total	$58,370	$119,436	$(61,066)	(51.1)%
Net written premiums
Commercial lines	$14,053	$29,571	$(15,518)	(52.5)%
Personal lines	25,759	23,788	1,971	8.3%
Total	$39,812	$53,359	$(13,547)	(25.4)%
Net earned premiums
Commercial lines	$23,906	$51,925	$(28,019)	(54.0)%
Personal lines	24,248	17,189	7,059	41.1%
Total	$48,154	$69,114	$(20,960)	(30.3)%

Gross written premiums decreased $61.1 million, or 51.1%, to $58.4 million for the nine months ended September 30, 2024, as compared to $119.4 million for the same period in 2023.

Commercial lines gross written premiums decreased $68.7 million, or 74.5%, to $23.6 million for the nine months ended September 30, 2024, as compared to $92.2 million in the same period of 2023. The decrease was attributable to the Company's strategic shift of reducing premium revenue described above. The Company is now using two third-party insurers to underwrite almost all commercial lines business.

Personal lines gross written premiums increased $7.6 million, or 27.9%, to $34.8 million for the nine months ended September 30, 2024, as compared to $27.2 million for the same period in 2023. The increase was due to the organic growth in the low-value dwelling book of business in Texas and the Midwest. The increase in Texas and Midwest homeowners business was partially offset by the exiting of the Oklahoma homeowners business.

Net written premiums decreased $13.5 million, or 25.4%, to $39.8 million for the nine months ended September 30, 2024, as compared to $53.4 million for the same period in 2023. Net written premiums declined during the first nine months of 2024 as a result of the Company's reduction in gross written premiums due to its MGA shift, and also due to the sale of the Security Program in September 2023.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

Nine months ended September 30, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$14,442	$16,305	$30,747
Net (favorable) adverse development	10,028	178	10,206
Calendar year net losses and LAE	$24,470	$16,483	$40,953

Accident year loss ratio	60.2%	67.2%	63.7%
Net (favorable) adverse development	41.9%	0.6%	21.1%
Calendar year loss ratio	102.1%	67.8%	84.8%

Nine months ended September 30, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$35,455	$15,549	$51,004
Net (favorable) adverse development	4,113	(1,174)	2,939
Calendar year net losses and LAE	$39,568	$14,375	$53,943

Accident year loss ratio	68.1%	90.1%	73.6%
Net (favorable) adverse development	7.9%	(6.8)%	4.2%
Calendar year loss ratio	76.0%	83.3%	77.8%

Net losses and LAE decreased by $13.0 million, or 24.1%, to $41.0 million for the first nine months of 2024, compared to $54.0 million for the same period in 2023. The decrease was mostly attributable to a $20.3 million decrease in current accident year losses due to a significant reduction in net earned premiums described above. The decrease in current accident year losses was partially offset by a $7.3 million increase in adverse development on prior-year loss reserves.

The $10.2 million of adverse development for the nine months ended September 30, 2024, was related to emergence in the commercial liability lines of business. The adverse development was predominantly in the Security Guard program, which we ceased writing in September 2023, and ceded all unearned premiums on September 30, 2023. We experienced higher-than-expect open case loss emergence due to higher loss severity. To mitigate the impact of potential further adverse development on case reserves, we increased our expected loss ratio inputs for calculating IBNR in multiple accident years for this program which increased our ultimate loss estimates in accident years 2020 through 2023 by $12.2 million, for the nine months ended September 30, 2024. The adverse development in this program was partially offset by favorable development in other programs.

Expense Ratio

Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations). It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by the sum of net earned premiums and other income of the underwriting business. Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes. The expense ratio excludes Corporate expenses.

The table below provides the expense ratio by major component.

	Nine months ended September 30,
	2024	2023
Commercial Lines
Policy acquisition costs	13.5%	16.8%
Operating expenses	15.6%	18.3%
Total	29.1%	35.1%
Personal Lines
Policy acquisition costs	27.0%	27.0%
Operating expenses	14.2%	12.9%
Total	41.2%	39.9%
Total Underwriting
Policy acquisition costs	20.3%	19.3%
Operating expenses	14.9%	17.0%
Total	35.2%	36.3%

Our expense ratio decreased 1.1% during the first nine months of 2024, compared to the same period in 2023.

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

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income decreased by 2.1% for the nine months ended September 30, 2024 to 14.9%, compared to 17.0% for the same period in 2023. The decrease was attributed to the Company shifting its business through its MGA. As a result, operating expenses have increased in the Company's MGA and have decreased in its Insurance Company Subsidiaries.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

Segment Gain (Loss)

	Nine months ended September 30,
	2024	2023	$ Change
Commercial Lines	$(7,463)	$(5,780)	$(1,683)
Personal Lines	(2,208)	(4,000)	1,792
Total Underwriting	(9,671)	(9,780)	109
Corporate	(1,307)	(815)	(492)
Total segment gain (loss)	$(10,978)	$(10,595)	$(383)

Liquidity and Capital Resources

Sources and Uses of Funds

At September 30, 2024, the Company had $53.6 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the nine months ended September 30, 2024 and 2023. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term.

Due to significant losses in 2023, much of which was attributable to strengthening reserves and severe storm activity affecting the Oklahoma homeowners business, both Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. Also, both CIC and WPIC fell below critical statutory capital and surplus minimum requirements including the Risk Based Capital (“RBC”) ratio. CIC’s and WPIC’s RBC ratios at December 31, 2023, were 169% and 142%, respectively. The Insurance Company Subsidiaries submitted action plans with the state of domicile insurance regulator on April 1, 2024, to remediate certain statutory capital and surplus regulatory deficiencies. As part of the plan, WPIC no longer wrote any business after June 30, 2024, and CIC will only write a small amount of commercial business as well as the homeowners business after June 30, 2024. These actions were part of a strategic shift implemented by management to utilize third-party insurers and to mostly rely on commission revenues generated by our MGA to fund operations and service debt. With the disposal of the agency business and WPIC no longer writing business, revenue is expected to continue to decrease in the near term. A substantial amount of expenses, however, have also gone with the CIS Sale, which should result in a much smaller, but sustainable operation.

The CIS Sale generated sufficient cash for the Company to pay off all of the senior secured debt, redeem the Preferred Stock and still have sufficient funds to support the capital needs of its Insurance Company Subsidiaries.

The book value per share reflected in our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”), may not represent the amount that shareholders would receive if the Company were liquidated or sold.

The book value per share is calculated based on the historical cost of our assets, less accumulated depreciation and liabilities. This value does not account for the current market conditions, potential future earnings or expenses, or the fair market value of our assets and liabilities. As a result, the book value per share may differ significantly from the actual proceeds that could be realized in a liquidation or sale.

Several factors contribute to this discrepancy, including the following:

•
Market Conditions: The value of our assets and liabilities can fluctuate based on market conditions, which are not reflected in the historical cost basis used in GAAP.
•
Intangible Assets: Intangible assets could have either greater or lesser value than their recorded amounts in a liquidation or sale.
•
Depreciation and Amortization: The book value includes depreciation and amortization, which reduce the carrying value of assets over time. However, these accounting adjustments may not accurately reflect the current market value of our assets.
•
Contingent Liabilities: Potential liabilities or obligations that are not recorded on the balance sheet under GAAP could impact the net proceeds in a liquidation or sale.
•
Transaction Costs: Costs associated with our future operations and with any sale or liquidation, such as legal fees, taxes and other expenses, are not considered in the book value calculation.

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

We believe that, through our existing cash and investment securities balances and operating cash flows, we will be able to meet our capital and liquidity needs and the needs of our subsidiaries over the next twelve months.

Cash Flows

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2024 was $12.7 million compared to cash used in operating activities of $729,000 for the same period in 2023. The $12.0 million increase in cash used in operating activities was primarily due to a $21.8 million increase in paid losses, partially offset by a $8.4 million decrease in paid acquisition costs and a $2.0 million in premiums collected.

Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2024 was $50.5 million, compared to cash used in investing activities of $4.0 million for the same period in 2023. The $54.6 million increase in cash provided by investing activities was driven by an increase of $46.0 million in cash received from the sale of CIS and SSU during the period.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2024 was $16.6 million compared to $8.9 million for the same period in 2023. The $7.7 million increase in cash used for financing activities was attributable to the $9.8 million of repayment of long-term debt during the period. In addition, the Company paid $6.0 million of repayment of Preferred Stock during the period.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company

Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $47.4 million and $32.8 million at September 30, 2024 and December 31, 2023, respectively. We may contribute more capital into one or both of the Insurance Company Subsidiaries before year end in an amount of approximately $4.0 million to $9.0 million depending on the results of operations through the remainder of the year. The parent company has adequate cash on hand to contribute this capital. We are not anticipating any further capital contributions to be made to the Insurance Company Subsidiaries in the next twelve months.

Non-GAAP Financial Measures

Adjusted Operating Income and Adjusted Operating Income Per Share

Adjusted operating income and adjusted operating income per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment gains or losses, changes in fair value of equity securities and net income from discontinued operations. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income allocable to common shareholders and net income allocable to common shareholders per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income allocable to common shareholders or net income allocable to common shareholders per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income (loss) allocable to common shareholders to adjusted operating income (loss) (dollars in thousands), as well as net income (loss) allocable to common shareholders per share to adjusted operating income (loss) per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss) allocable to common shareholders	$52,788	$(2,706)	$48,912	$(6,444)
Less:
Net realized investment gains (losses)	(7)	—	(125)	—
Change in fair value of equity securities	(29)	(87)	(182)	595
Net income from discontinued operations	60,176	1,656	58,773	1,417
Impact of income tax expense (benefit) from adjustments *	—	—	—	—
Adjusted operating income (loss)	$(7,352)	$(4,275)	$(9,554)	$(8,456)

Weighted average common shares diluted	12,222,881	12,222,881	12,222,881	12,219,713
Diluted income (loss) per common share:
Net income (loss) allocable to common shareholders	$4.32	$(0.22)	$4.00	$(0.53)
Less:
Net realized investment gains (losses)	—	—	(0.01)	—
Change in fair value of equity securities	—	(0.01)	(0.02)	0.05
Net income from discontinued operations	4.92	0.14	4.81	0.11
Impact of income tax expense (benefit) from adjustments *	—	—	—	—
Adjusted operating income (loss) per share	$(0.60)	$(0.35)	$(0.78)	$(0.69)

* The Company has recorded a full valuation allowance against its deferred tax assets as of September 30, 2024 and September 30, 2023, respectively. As a result, there were no taxable impacts to adjusted operating income from the adjustments to net income (loss) in the table above after taking into account the use of NOLs and the change in the valuation allowance.

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

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies – Accounting Guidance Not Yet Adopted of the Notes to the Consolidated Financial Statements for detailed information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2024. Based on such evaluations, the Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as a result of a material weakness identified during the quarter discussed below.

During the quarter ended September 30, 2024, a material weakness related to accounting and disclosure for complex non-routine transactions which specifically related to the disposal of the Agency business and discontinued operations was identified. The material weakness in internal control over financial reporting was significantly impacted by the size and scope of our accounting and finance function which was further reduced during the quarter as a result of the disposal of our agency business. Management is evaluating certain enhancements to the control environment which we believe will assist to begin remediation efforts over the material weakness.

Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2024, other than the material weakness discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 13 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2024, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. During the nine months ended September 30, 2024, except as set forth below, our risk factors have not changed materially from those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”). You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K. The risks described below and in our 2023 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Operational Risks

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

Following the sale of Conifer Insurance Services (“CIS”), we distribute our insurance products through only two agents. There can be no assurance that such relationships will continue, or if they do continue, that the relationship will be on favorable terms to us.

Our distribution model has changed drastically since the sale of CIS on August 30, 2024. Our direct relationships with commercial retail and third party wholesale agencies are owned by CIS and our direct relationships with homeowners retail and third party wholesale agencies are owned by Sycamore Specialty Underwriters (“SSU”). Upon the sale of CIS and the sale of our 50% ownership interest in SSU on August 30, 2024, we no longer have any control or ability to direct relationships with the retail or third party wholesale agencies.

In addition, we already only receive a small amount of commercial business from CIS, and expect any remaining business in CIS to ultimately be transferred to another insurer. Our current plan is to write substantially only homeowners’ insurance going forward, and we will be relying entirely on just one agent for that premium channel. CIS and SSU have the full independent right to move their business to other insurers. They are not obligated to sell or promote our products and may sell or promote competitors’ insurance products in addition to our products.

Some of our competitors have financial strength ratings whereas we withdrew our participation from financial strength rating agencies, offer a larger variety of products, set lower prices for insurance coverage and/or offer higher commissions than we do. Therefore, even if SSU would like to use our Insurance Company Subsidiaries, SSU may not be able to continue to attract and retain independent agents to sell our insurance products. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant agents could result in lower premium revenue and could have a material adverse effect on our results of operations or business prospects.

We will no longer have non risk-bearing agency revenue and must rely almost entirely on insurance premium revenue generated from our Insurance Company Subsidiaries.

With the Sale of CIS, our only significant source of revenues will be from earned premiums in our Insurance Company Subsidiaries. This is at a time when we are significantly restricted by the amount of premiums we can write due to a lack of sufficient regulatory capital in our Insurance Company Subsidiaries (see Legal and Regulatory Risks). Our Insurance Company Subsidiaries are no longer rated by A.M. Best or Kroll (see Rating Agency Risks) which may impact their ability to sustain premium volume. With limited options for generating other revenue, there is a risk that insufficient premium volume will have an adverse impact on underwriting profits and our financial condition and results of operations could be materially and adversely affected.

We are now relying entirely on agency billed premiums which subjects us to their credit risk.

As of August 30, 2024, all of the business that we write is produced by agents who handle all of the billings and collections. Accordingly, all of our premiums are first collected directly by the agents and forwarded to our Insurance Company Subsidiaries. In certain jurisdictions, when the insured pays its policy premium to these agents for payment on behalf of our Insurance Company Subsidiaries, the premiums might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premiums from that agent. Consequently, we assume a degree of credit risk associated with agents. There may be instances where agents collect premiums but do not remit them to us and we may be required to provide the coverage set forth in the policy despite the absence of premiums. If we are unable to collect premiums from agents, underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

Significant staff reduction and heavy reliance on third party vendors increases operational risks and may adversely impact our results of operations, reporting abilities and reputation.

Approximately 67 of our 77 employees conveyed with the sale of CIS, including the entire underwriting, claims, and information technology teams. We now rely on services agreements for CIS, as a third party vendor, to manage our claims, policy issuance and collections, as well as maintaining the policy management and claims systems. Undergoing such a large change in operations and staff reduction could generate skill and resource limitations within the remaining internal staff. This could result in more significant operational errors and a diminished control environment.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping which can be heightened when third party vendors are heavily relied upon. Third parties with whom we do business, including vendors that provide services or security solutions for our operations, could be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems or employees. Any of these occurrences could diminish our ability to operate our business, or cause financial loss, potential liability to insureds, inability to secure insurance, reputational damage or regulatory intervention, which could materially adversely affect us.

An increased inflation rate or a period of sustained inflation may adversely impact our results of operations.

Inflation may negatively impact both interest rates and the amount we pay to settle claims. We take into account the effects of inflation when we set our prices; however, if we are unsuccessful in adequately accounting for inflation through our pricing and underwriting modifications, our results of operations may be negatively impacted. We may find that increasing our prices to address inflation results in a loss of business if the competition does not increase their prices commensurately. We also consider inflation when we estimate reserves for unpaid losses and LAE, because of the increase on our claims costs that is caused by inflation. While we attempt to mitigate the effects of inflation, the actual effects of inflation on results of operations are not known until claims are ultimately settled. In addition to general price inflation, we are also exposed to the upward trend in the judicial awards for damages.

Severe weather conditions and other catastrophes are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.

Our insurance operations expose us to claims arising from unpredictable catastrophe events, such as earthquakes, hurricanes, tornadoes, windstorms, floods and other severe events. We have incurred losses from catastrophe events in our history and we may incur significant losses from future catastrophe events. Significant losses from severe weather is not limited to catastrophes. A high frequency of typical convective storm activity over the course of a summer can generate just as many losses as one hurricane. The actual occurrence, frequency and magnitude of such events are uncertain. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. Hurricane activity typically increases between June and November of each year, though the actual occurrence and magnitude of such events is uncertain. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations.

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost of insured property due to higher material and labor costs, increases in concentrations of insured property, the effects of inflation, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total stockholders’ equity. Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

We may also find reinsurance costs to go up or general reinsurance capacity to be negatively affected following a single large catastrophe or multiple smaller events. Our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have a material adverse effect on our business and results of operations.

Catastrophe models may not accurately predict future losses.

Along with other insurers in the industry, we use models developed by third-party vendors in assessing our exposure to catastrophe losses that assume various conditions and probability scenarios. However, these models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about various catastrophes and detailed information about our business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations are significant variations in estimates between models and modelers and material increases and decreases in model results due to changes and refinements of the underlying data elements and assumptions. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge for labor and materials or loss settlement expenses, all of which are subject to wide variation by catastrophe. Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year, historical results of operations may not be indicative of future results of operations.

Changes in our management structure and in senior leadership could affect our business and financial results.

As of August 30, 2024, Brian Roney, President, succeeded Nicholas Petcoff as our chief executive officer. Leadership transitions can be difficult to manage and may cause disruptions to our operations. A leadership transition may also increase the likelihood of turnover among our employees and result in changes in our business strategy, which may create uncertainty and negatively impact our ability to execute our business strategy quickly and effectively. Leadership transitions may also impact our relationships with customers and other market participants, and create uncertainty among investors, employees, and others concerning our future direction and performance. Any significant disruption, uncertainty or change in business strategy could adversely affect our business, operating results and financial condition.

Litigation and legal proceedings against our Insurance Company Subsidiaries could have a material adverse effect on our business, financial condition and/or results of operations.

As an insurance holding company, our Insurance Company Subsidiaries are named as defendants in various legal actions in the ordinary course of business. We believe that the outcome of presently pending matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, operating results or liquidity. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could require us to pay significant damage amounts or to change aspects of our operations, which could have a material adverse effect on our financial results. In addition, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. Accordingly, we cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.

Our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition and results of operations.

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, our claims organization’s culture, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition and results of operations.

Our geographic concentration ties our performance to the business, economic, natural perils, man-made perils, catastrophes, severe weather and regulatory conditions within our most concentrated region.

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

The incidence and severity of catastrophes or severe weather are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last two decades have underscored the unpredictability of climate trends. For example, the frequency and/or severity of hurricane, tornado, hail and wildfire events in the United States have been more volatile during this time period. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that an increase in the frequency and/or intensity of hurricanes, heavy precipitation events and associated river, urban and flash flooding, sea level rise, droughts, heat waves and wildfires has occurred, and can be expected into the future.

Moreover, regions in and around the southeastern U.S. commonly experience hurricanes and other extreme weather conditions. As a result, certain of our insureds, especially those in Texas, are susceptible to physical damage from an active hurricane season or increased frequency of less severe storms. Adverse climate conditions could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. We have experienced and may in the future experience a considerable increase in our insurance claims due to property damages in storm-affected areas. Because of the risks set forth above, catastrophes or an increase in the frequency of less severe storm activity could materially and adversely affect our results of operations, financial position and/or liquidity. Further, we may not have sufficient resources to respond to claims arising from a high frequency of high-severity natural catastrophes and/or of man-made catastrophic events.

Liquidity Risks

The sale of our insurance agency operations will cause a significant decline in our revenue and adversely affect our financial performance and liquidity.

On August 30, 2024 (the “Closing Date”), the Company, completed its sale of CIS to BSU Leaf Holdings LLC, a Delaware limited liability company (“Buyer”), pursuant to the Interest Purchase Agreement, dated as of the Closing Date (the “CIS Agreement”), by and among the Company, Buyer and Buyer’s parent (the “CIS Sale”). As a result of the CIS Sale, the Company expects a significant decline in revenue which may adversely impact our financial performance and liquidity.

Part of the gain on the sale of CIS is $8.0 million of contingent considerations that we may not receive which would reduce anticipated future liquidity.

We have recorded an asset on our Consolidated Balance Sheet of $8.0 million which reflects the estimated fair value of two contingent considerations we may receive if CIS meets certain revenue hurdles in the future. We cannot be certain that we will receive either of these payments. If we do not receive these payments our assets and shareholders’ equity would be reduced by $8.0 million and it may impair our ability to pay down debt.

We may not be able to extend or repay our indebtedness owed to our lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

At maturity, the entire outstanding principal amount of our 9.75% Senior Notes due on September 30, 2028 (the “New Public Notes”) will become due and payable. We may not have sufficient funds or may be unable to arrange for additional financing to pay the repurchase price of the New Public Notes or the principal amount due at maturity. Any future borrowing arrangements or debt agreements to which we become a party may contain restrictions on or prohibitions against our redemption or repurchase of the New Public Notes. If we are prohibited from redeeming or repurchasing the New Public Notes, we could try to obtain the consent of lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance the borrowings, we will be unable to repurchase the New Public Notes. Such a failure would constitute an event of default under the Indenture, dated as of September 24, 2018, as amended and supplemented by a supplemental indenture (the “Indenture”), which could, in turn, constitute a default under the terms of our other indebtedness, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.

As of September 30, 2024, the Company had $17.9 million of New Public Notes outstanding. See Note 8 ~ Debt for additional details. We are subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations.

Our ability to make payments on our indebtedness is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives which could cause significant disruption to our operations, including a requirement to immediately repay our indebtedness. The occurrence of any of these events would have severe adverse effects on our liquidity and financial flexibility.

Legal and Regulatory Risks

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

Management was required to provide a plan to its domiciliary regulator that showed how the Insurance Company Subsidiaries will get above the minimum level requirements. As part of this plan, management significantly decreased its writings in CIC and stopped writing all premiums in WPIC. Management believes that, with a combination of the reduced writings and capital support provided by proceeds from the sales of CIS and SSU, the Company will have sufficient capital to bring the Insurance Company Subsidiaries back into compliance by December 31, 2024. However, in the event there are losses in excess of expectations, it may take longer and more capital than expected to bring both insurance companies back into full compliance. This could require an additional reduction in premium volume and adversely impact underwriting results, our liquidity and ability to repay debt.

Rating Agency Risks

Withdrawing our participation from rating agencies may result in an adverse effect on our business, financial condition and operating results.

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best Company, Inc. (“A.M. Best”) and Kroll Bond Rating Agency (“Kroll”) as an important means of assessing the financial strength and quality of insurers. In setting their ratings, A.M. Best and Kroll utilize a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. For A.M. Best, the ratings range from A++, or superior, to F for in liquidation. Kroll’s ratings range from AAA (extremely strong) to R (under regulatory supervision).

On March 25, 2024, Kroll downgraded the financial strength ratings of CIC and WPIC. Kroll has given CIC an insurance financial strength rating of BB- with a negative outlook. Kroll has given WPIC an insurance financial strength rating of B with a negative outlook. A BB- and a B rating indicates that the insurer’s financial condition is low quality. Concurrently, the Company withdrew its participation from the rating process, and shall be non-rated by Kroll going forward.

On March 14, 2024, A.M. Best downgraded the financial strength ratings of CIC and WPIC to C. A rating of C means A.M. Best considers both companies to have a “weak” ability to meet ongoing financial obligations. Concurrently, the Company withdrew its participation from the rating process, and shall be non-rated by A.M. Best going forward.

Claims-paying and financial strength ratings are important to an insurer’s competitive position. Our withdrawal of our participation from A.M. Best and Kroll’s financial strength rating could have a material adverse effect on our liquidity, operating results and financial condition and result in any of the following consequences, among others:

•
cause current and future distribution partners and insureds to choose other competitors;
•
cause reputational damage to us among customers and insurance agents,
•
negatively impact our business volumes;
•
negatively affect our ability to implement our business strategy successfully;
•
prevent lenders or reinsurance companies from conducting business with us;
•
increase our interest or reinsurance costs;
•
make it more difficult or costly for us to access the capital markets or borrow money; and
•
severely limit or prevent the writing of new and renewal of insurance contracts.

General Risk Factors

The price of our common stock is highly volatile and a limited public float and low trading volume for our shares may have an adverse impact on the share price or make it difficult to liquidate.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could be significant and could cause a loss in the amount invested in our shares of common stock.

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

Furthermore, the book value per share reflected in our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”), may not represent the amount that shareholders would receive if the Company were liquidated or sold.

The book value per share is calculated based on the historical cost of our assets, less accumulated depreciation and liabilities. This value does not account for the current market conditions, potential future earnings or expenses, or the fair market value of our assets and liabilities. As a result, the book value per share may differ significantly from the actual proceeds that could be realized in a liquidation or sale.

Several factors contribute to this discrepancy, including market conditions, intangible assets, depreciation and amortization, contingent liabilities, and transaction costs.

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

On August 16, 2024, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market (the “Minimum Stockholders’ Equity Requirement”) because the Company’s stockholders’ equity, as reported in the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2024, had fallen below $2.5 million. As a result of the Sale of CIS, Nasdaq issued a conditional compliance letter on September 13, 2024.

As of September 30, 2024, our stockholders’ equity was $49.1 million, and as of the date of this Quarterly Report, the Company believes it satisfies the Minimum Stockholders’ Equity Requirement. Nasdaq will continue to monitor the Company’s ongoing compliance with the Minimum Stockholders’ Equity Requirement and, if this Quarterly Report does not evidence compliance with Minimum Stockholders’ Equity Requirement, the Company may be subject to delisting. There can be no assurance that the Company will be able to maintain compliance with the Minimum Stockholders’ Equity Requirement or any other of Nasdaq’s continued listing requirements.

Additionally, Nasdaq Listing Rule 5550(a)(2) requires that, for continued listing on The Nasdaq Capital Market, we must maintain a minimum bid price of $1 per share (the “Minimum Bid Price Requirement”). As of September 30, 2024, the closing price of our common stock was $1.09. There can also be no assurance that our stock price will meet the Minimum Bid Price Requirement or that we will maintain compliance with any other of Nasdaq’s continued listing requirements.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, Nasdaq may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Minimum Bid Price Requirement, prevent our stockholders’ equity from dropping below the Minimum Stockholders’ Equity Requirement or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to sell third party insurance products under our commercial lines business as well as grow premium volume and underwrite the personal lines business profitably. To the extent that our existing capital is insufficient, we may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:

•
Fund liquidity needs caused by underwriting or investment losses;
•
Replace capital lost in the event of significant losses or adverse reserve development;
•
Satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;
•
Meet regulatory capital requirements; or
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

As of September 30, 2024, our executive officers, directors, 5% shareholders and their affiliates owned approximately 66.9% of our voting stock. Therefore, these shareholders have the ability to influence us through their ownership position. These shareholders may be able to significantly influence all matters requiring shareholder approval. For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.

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

Our ability to meet our obligations on our outstanding debt, including making principal and interest payments on the New Public Notes, may be limited by our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries.

We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries and, as a result, our principal sources of funds are payments from our Insurance Company Subsidiaries, including intercompany service fees and dividends. Our ability to meet our obligations on our outstanding debt obligations, including making principal and interest payments on the New Public Notes, depends on continuing to receive sufficient funds from our Insurance Company Subsidiaries. We have met our outstanding debt obligations primarily through intercompany service fees we receive. We may also use dividends from our Insurance Company Subsidiaries, however, insurance regulations limit such dividend payments. As a result, our ability to use dividends as a source of funds to meet our debt obligations may be significantly limited. Any significant reduction in the intercompany service fees we receive, and any regulatory and other limitations on the payment of dividends to us by our Insurance Company Subsidiaries, may adversely affect our ability to pay interest on the New Public Notes as it comes due and the principal of the New Public Notes at their maturity.

Although the New Public Notes are currently listed on Nasdaq, the trading market for the New Public Notes may be limited, which could affect the market price of the New Public Notes or your ability to sell them.

Although the New Public Notes are currently listed on Nasdaq, we cannot provide any assurances that it will remain on Nasdaq or that an active trading market will exist for the New Public Notes or that you will be able to sell your New Public Notes. The New Public Notes may trade at a discount to their face value depending on access to markets, prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure you that a liquid trading market will be available for the New Public Notes, that you will be able to sell the New Public Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not exist, the liquidity and trading price for the New Public Notes may be harmed.

We may not be able to make payments on the New Public Notes.

We may be unable to pay the principal and interest on the New Public Notes which will substantially decrease the market value of the New Public Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on the New Public Notes, or if we otherwise fail to comply with the various covenants, including certain operating covenants, we could be in default under the terms of the agreements governing the New Public Notes. In the event of such default, the holders of the New Public Notes could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest.

There are limited financial covenants in the Indenture relating to our New Public Notes.

The Indenture does not restrict us or our Insurance Company Subsidiaries from incurring additional debt or other liabilities. If we incur additional debt or liabilities, our ability to pay the obligations on the New Public Notes could be adversely affected.

Our indebtedness, including the indebtedness we or our Insurance Company Subsidiaries may incur in the future, could have important consequences for the holders of the New Public Notes, including:

•
limiting our ability to satisfy our obligations with respect to the New Public Notes;
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

In addition, we have limited restrictions under the Indenture from granting security interests in our assets, paying dividends or issuing or repurchasing securities. Moreover, the Indenture does not require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flow or liquidity and, accordingly, does not protect holders of the New Public Notes in the event that we experience material adverse changes in our financial condition or results of operations. Holders of the New Public Notes have limited protection under the Indenture in the event of a highly leveraged transaction, reorganization, default under our existing indebtedness, restructuring, merger or similar transaction.

For these reasons, you should not consider the covenants in the Indenture a significant factor in evaluating whether to invest in the New Public Notes.

The New Public Notes are structurally subordinated to any future indebtedness and other liabilities of our Insurance Company Subsidiaries.

The New Public Notes are obligations exclusively of Conifer Holdings, Inc. and not of any of our Insurance Company Subsidiaries. None of our Insurance Company Subsidiaries is a guarantor of the New Public Notes and the New Public Notes are not guaranteed by any subsidiary we may acquire or create in the future. Any assets of our Insurance Company Subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the New Public Notes. The New Public Notes are structurally subordinated to all future indebtedness and other liabilities of any of our Insurance Company Subsidiaries and any subsidiary that we may in the future acquire or establish. Our Insurance Company Subsidiaries may incur substantial indebtedness in the future, all of which would be structurally senior to the New Public Notes.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the New Public Notes.

The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section or any number of our financial filings or disclosures or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock could adversely impact the trading price of the New Public Notes.

We may redeem the New Public Notes before maturity, and holders of the redeemed New Public Notes may be unable to reinvest the proceeds at the same or a higher rate of return.

We may redeem all or a portion of the New Public Notes. If redemption does occur, holders of the redeemed New Public Notes may be unable to reinvest the money received in the redemption at a rate that is equal to or higher than the rate of return on the New Public Notes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Conifer securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

2.1	Interest Purchase Agreement	8-K		2.1	September 6, 2024

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	inline XBRL Instance Document

101.SCH	inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

Dated: November 13, 2024