Form 10-K
period 2024-12-31
Conifer Holdings, Inc.
filed 2025-03-28
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 30, 2024 was approximately $2.8 million, based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

The number of outstanding shares of the registrant’s common stock, no par value, as of March 20, 2025, was 12,222,881.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

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

As used in this Form 10-K, references to “Conifer,” “Conifer Holdings,” “the Company,” “our Company,” “we,” “us,” and “our” refer to Conifer Holdings, Inc., a Michigan corporation, and its wholly owned subsidiaries Conifer Insurance Company (“CIC”), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company (“RCIC”), Conifer Insurance Services ("CIS"), until August 30, 2024, and as of October 13, 2022, VSRM, Inc. ("VSRM"). CIC, WPIC and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Conifer Holdings, Inc. is referred to as the "Parent Company." VSRM owned a 50% non-controlling interest in Sycamore Specialty Underwriters, LLC ("SSU" or "Affiliate") until August 30, 2024, when VSRM sold its interest in SSU.

Recent Developments

Premium Revenue Reductions

In January 2024, the Company's premium revenues from underwriting operations began to be reduced due to a lack of adequate statutory capital and surplus in its Insurance Company Subsidiaries. The Company ceased writing almost all commercial lines premiums by August 30, 2024. We expect minimal premiums from commercial lines in the near term with no current plans to re-establish commercial lines premium volumes in the future. The Company expects to continue to directly write the Midwest and Texas homeowners business going forward, however, the Company is subject to significant concentration of risk because all of the homeowners business is produced by one agency, SSU, and as we no longer have any ownership interest or control over SSU, we cannot control where SSU places its business and cannot assure that SSU will place its business with the Company. To provide ongoing capital support for the Insurance Company Subsidiaries, the Company sold its agency operations.

Sale and Disposal of Agency Business

On August 30, 2024 the Company completed the sale of all of the issued and outstanding membership interests of CIS to BSU Leaf Holdings LLC, a Delaware limited liability company ("Buyer"), pursuant to the Interest Purchase Agreement, dated as of August 30, 2024 (the "CIS Agreement"), by and among the Company, Buyer and Buyer's parent (the "CIS Sale"). CIS comprised the Company’s MGA business and was the legal entity used to implement the strategic shift to non-risk bearing revenue from an underwriting-based model as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. CIS also represented almost all of the wholesale agency segment. CIS and the related wholesale agency segment are now reported as discontinued operations for all periods presented. The Company sold CIS in order to generate liquidity to pay down debt and provide capital to the Insurance Company Subsidiaries.

The CIS Sale had and will have a significant negative impact on revenues for the Company going forward. With the previously disclosed strategic shift away from underwriting revenues, the Company was relying on the growth of commission revenue to replace the lost revenue from underwriting. Now that the wholesale agency segment has been sold, the Company will need to rely entirely on underwriting revenues. These revenues have reduced significantly in the past year. For example, gross written premiums were $24.4 million in the fourth quarter of 2023, as compared to only $13.7 million in the fourth quarter of 2024. Homeowners gross written premiums was $10.6 million in the fourth quarter of 2024. The remaining premium in the fourth quarter of 2024 was generated from commercial lines, which is expected to reduce to a very small amount in the next year.

In connection with the CIS Sale, 68 of the Company’s 77 employees were transferred to the Buyer, including Nicholas Petcoff, the Company’s then current Chief Executive Officer, as well as all of the underwriting, claims and IT teams, and a portion of the finance staff and other operating staff. As part of the completion of the CIS Sale, Mr. Petcoff resigned from his role as Chief Executive Officer and as a director on August 30, 2024. Concurrently, Brian Roney, President of the Company, was appointed as the Company’s Chief Executive Officer. The Company entered into a transition services agreement with the buyer to allow both parties to share resources for a certain period of time, generally less than twelve months, to effectuate an orderly separation of the internal systems and operations. The net cost to the Company was $225,000 which expense will be recognized over the period the services are provided. The Company also entered into a producer administration agreement with CIS with regards to the current books of business requiring CIS to support any underwriting and related system obligations of the run-off book of business. Separately, the Company entered into a claims administration agreement with CIS, to handle all commercial lines claims run-off or any other claims generated from business produced by CIS.

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

The contingent consideration payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of September 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and received in December 2024. The second contingent payment is expected to be earned in 2025 and the third contingent payment is not expected to be earned until after 2025, if at all. The Company determined the combined fair value of the second and third contingent payments to be $8.1 million as of December 31, 2024. As fair value estimates change over time, subsequent measurement adjustments will be reflected in income or loss from continuing operations in the period of change.

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

Sale of SSU

Prior to August 30, 2024, the Company owned 50% of SSU and the other 50% of SSU was owned by Andrew Petcoff, the son of James Petcoff, the Company’s former Executive Chairman and Co-Chief Executive Officer and beneficial owner of more than 5% of the Company’s common stock. Andrew Petcoff purchased 50% of SSU from the Company on December 31, 2022, for $1,000.

On August 30, 2024, the Company completed the sale of its 50% ownership interest in SSU to an entity owned by Andrew Petcoff. Pursuant to the Membership Interest Purchase Agreement, dated as of August 30, 2024 (the “SSU Agreement”) among Sycamore Financial Group, LLC, Andrew Petcoff and VSRM Insurance Agency, Inc., the aggregate purchase price was $6.5 million, with $3.0 million paid in cash to the Company at the time of the closing and the remaining $3.5 million paid to the Company during the fourth quarter of 2024. A gain of $6.5 million was recognized on the sale of SSU.

As part of the sale, the Company entered into a new producer management agreement with SSU, which requires SSU to provide underwriting and systems support to the homeowners programs that they produce. Separately, the Company entered into a claims administration agreement with CIS, now owned by BSU Leaf Holdings LLC., to handle all homeowners claims going forward.

Other Impacts of Recent Developments

With the completion of the disposal of the agency business, we have two significant agency relationships; CIS and SSU. CIS has control over almost all of our historical commercial lines premium which is now substantially all in run off. SSU has control of our remaining homeowners book of business and could move that business to another insurer or insurers. This is a significantly different structure from when we filed our 2023 Annual Report on Form 10-K, on April 1, 2024, with the U. S. Securities and Exchange Commission. We no longer directly market and sell our insurance products through a network of over 4,400 independent agents that distribute our policies through approximately 950 sales offices as stated in that filing. Those relationships are now owned by unrelated third parties (CIS and SSU). This greatly amplifies our concentration of risk relative to our marketing and distribution network.

Our staff is now nine full-time employees. We are relying heavily upon the CIS and SSU teams to handle underwriting, claims, and information technology services. Much of this is managed either through program administration agreements with CIS and SSU or a claims administration agreement with CIS. The policy management system also conveyed with CIS, which we can continue to use for our existing business, but may not be available for any new programs we may consider. CIS and SSU also handle all billing and collections. We no longer have the capacity to operate a direct bill process.

Sale of Series B Preferred Stock and Warrants

On February 27, 2025 (the “Initial Issue Date”), the Company sold 1,000 shares of its newly designated Series B Preferred Stock, no par value (the “Series B Preferred Stock”) and common stock purchase warrants (the “Warrants”) exercisable for 4,000,000 shares of the Company’s common stock (the “Warrant Shares,” and together with the Warrants and Preferred Stock, the “Securities”), to Clarkston 91 West LLC (the “Purchaser”), an entity affiliated with Gerald and Jeffrey Hakala, members of the Board of Directors of the Company, for an aggregate purchase price of $5,000,000. The sale of the Securities was consummated on the Initial Issue Date pursuant to a Securities Purchase Agreement by and between the Company and the Purchaser.

Upon approval by the Company’s stockholders, the Warrants entitle the Purchaser to purchase up to 4,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Warrants will expire on January 31, 2027.

On March 3, 2025, the Company sold an additional 500 shares of Series B Preferred Stock to the Purchaser, for an aggregate purchase price of $2,500,000. The sale of these Securities was consummated pursuant to a Securities Purchase Agreement by and between the Company and the Purchaser.

Each share of the Series B Preferred Stock entitles the Holder to 3,000 votes on each matter properly submitted to the Company’s shareholders for their vote, however the aggregate voting power of all outstanding shares of the Series B Preferred Stock shall not exceed 19.99% of the aggregate voting power of all voting securities.

Redemption of Series A Preferred Stock and payoff of Senior Secured Debt

On August 30, 2024, with a portion of the proceeds from the sale of CIS, the Company paid off all $9.3 million of its privately placed 12.5% Senior Secured Notes which were outstanding on August 30, 2024 (the "Senior Secured Notes"), and redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000 from the Series A Preferred Stock and recorded the premium as additional dividends paid on the Series A Preferred Stock. See Note 9 ~ Debt and Note 12 ~ Shareholders Equity of the Notes to the Consolidated Financial Statements for further details.

A.M. Best and Kroll

On March 25, 2024, Kroll Bond Rating Agency ("Kroll") downgraded the financial strength ratings of CIC and WPIC. Kroll has given CIC an insurance financial strength rating of BB- with a negative outlook. Kroll has given WPIC an insurance financial strength rating of B with a negative outlook. A BB- and a B rating indicates that the insurer's financial condition is low quality. Concurrently, the Company withdrew its participation in the rating process and shall be non-rated by Kroll going forward.

On March 14, 2024, A.M. Best Company, Inc. ("A.M. Best") downgraded the financial strength ratings of CIC and WPIC to C. A rating of C means A.M. Best considers both companies to have a "weak" ability to meet ongoing financial obligations. Concurrently, the Company withdrew its participation in the rating process and shall be non-rated by A.M. Best going forward.

Insurance Company Subsidiaries Capital Constraints

As a result of multiple years of underwriting losses, mainly from the commercial lines of business, the Insurance Company Subsidiaries capital and surplus has diminished over the years. In addition, in the fourth quarter of 2024, there was significant additional adverse development in CIC. This resulted in the need for CHI to contribute an additional $16.0 million into CIC in order for CIC to remain above the Regulatory Action Level of the Risk Based Capital (“RBC”). Even with these contributions, CIC fell within the Company Action Level of the RBC and was required to submit a plan of remediation to the domiciliary state regulators. To fund these additional contributions, CHI utilized proceeds from the CIS Sale and raised $7.5 million from the issuance of our Series B Preferred Stock. WPIC no longer writes any business and CIC’s writings are significantly constrained by its diminished capital position.

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty personal insurance business lines. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia. As of December 31, 2024, we offer insurance products primarily in Texas, Illinois and Indiana, for homeowners lines and Nevada and Michigan for other lines.

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

Through our commercial insurance lines, we historically offered coverage for both commercial property and commercial liability. We also offered coverage for commercial automobiles and workers’ compensation. Our insurance policies were sold to targeted small and mid-sized businesses on a single or multiple-coverage basis. We expect minimal commercial lines business going forward.

We write business on both an admitted and excess and surplus lines (“E&S”) basis. As of December 31, 2024, approximately 39.2% of our gross written premiums were admitted, and approximately 60.8% were E&S. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are typically filed with and approved by the state insurance regulators. Carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market (admitted) companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing and approval process subject to admitted business. Our corporate structure allows us to offer both admitted and E&S products in select markets through either CIC or WPIC.

Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana and Texas.

Geographic Diversity and Mix of Business

We have ceased writing almost all commercial lines of business, shifting our focus to mostly low-value dwelling and homeowners lines of business. The Company's written premiums in states other than Illinois, Indiana and Texas relates to the commercial lines business which is substantially all in run off.

The following tables summarize our gross written premiums by segment and state for the years indicated therein (dollars in thousands):

	Gross Written Premium by Segment
	2024	%	2023	%
Commercial	$26,686	37%	$107,078	74%
Personal	45,367	63%	36,756	26%
Total	$72,053	100%	$143,834	100%

	Gross Written Premiums by State
	2024	%	2023	%
Texas	$36,450	50.6%	$21,783	15.1%
Michigan	15,628	21.7%	34,996	24.3%
Oklahoma	5,884	8.2%	17,972	12.5%
Nevada	3,017	4.2%	12,967	9.0%
Indiana	2,558	3.6%	3,422	2.4%
Illinois	1,628	2.3%	3,839	2.7%
Ohio	1,386	1.9%	4,996	3.5%
Pennsylvania	843	1.2%	4,314	3.0%
Kentucky	701	1.0%	1,922	1.3%
West Virginia	653	0.9%	2,276	1.6%
Colorado	608	0.8%	2,723	1.9%
All Other States	2,697	3.6%	32,624	22.7%
Total	$72,053	100.0%	$143,834	100.0%

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

Our Competitive Strengths

We believe the following competitive strengths have allowed us to grow our business:

•
Controlled and disciplined underwriting. We underwrite substantially all policies to our specific guidelines. We customize the coverages we offer, and continually monitor our markets and respond to changes in our markets by adjusting our pricing, product structures and underwriting guidelines.
•
Proactive claims handling. We employ a proactive claims handling philosophy that utilizes an experienced team to manage and supervise our claims from inception until resolution. We pay what we owe, contest what we don't, and make sound judgment for those claims that fall in between. Our proactive handling of claims reinforces our relationships with our customers and agents by demonstrating our willingness to defend our insureds aggressively and help them mitigate losses.
•
Proven management team. Our senior management team has an average of over 29 years of experience in the insurance industry.
•
Ability to leverage technology to drive efficiency. We utilize a web‑based information technology system that creates greater organizational efficiency in our company. Leveraging the infrastructure of programmers and support staff of third‑party vendors allows us to focus on capital management and profitability.

Marketing and Distribution

We sell all homeowners insurance through an independent MGA. The commercial lines previously written through CIS is now in run off. We seek to maintain favorable relationships with our select group of agents. Our distribution philosophy is to treat our agents as partners, and we provide them with competitive products, personal service and attractive commissions.

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

Underwriting

We employ product managers to review our position relative to our competition, create better segmentation of pricing and originate premium rate changes as appropriate. Consistent with industry practice, we grant our personal lines MGA binding authority within our specific guidelines. We employ third-party actuaries and other specialists to evaluate the MGA’s business performance and consider pricing adequacy, concentration of risk, and other underwriting factors that could result in modifications to the book of business.

Claims

We believe that effective claims management is vitally important to our success, allowing us to effectively pay valid claims, while vigorously defending those claims that lack merit. With our oversight, we employ a third party claims service which consists of experienced claims professionals located in Michigan, Florida, Oklahoma, Pennsylvania and Texas. Our daily oversight ensures we can quickly assess claims, improve communication with our policyholders and claimants and better control our claims management costs.

In addition, our claims professionals utilize a network of independent local adjusters and appraisers to assist with specific aspects of claims investigations, such as securing witness statements and conducting initial appraisals in states where it is practical to do so. These outside vendors are mainly compensated based on pre‑negotiated fee schedules to control overall costs.

Claims personnel are organized by line of business, with specific managers assigned as supervisors for each line of business. Reserving and payment authority levels of claims personnel are set by our CEO. Those limits of authority are integrated into our claims information technology systems to ensure strict compliance.

Initial claim reserves are determined and set using our statistical averages of paid indemnity and loss adjustment expenses by line of business. After reviewing statistical data and consulting with our actuary, we set initial reserves by line of business. Once initial reserves have been set, reserves are evaluated periodically as specific claim information changes to generate management’s overall best estimate of reserves. In addition, claim reviews with adjusters and attorneys provide a regular opportunity to review the adequacy of reserves. Changes to claims reserves are made by senior management based on claim developments and input from these attorneys and adjusters.

Reinsurance

We routinely purchase reinsurance to reduce volatility by limiting our exposure to large losses and to provide capacity for growth. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. We remain legally responsible for the entire obligation to policyholders, irrespective of any reinsurance coverage we may purchase.

Information relating to our reinsurance structure and treaty information is included within Note 8 ~ Reinsurance.

Loss Reserve Development

The following table presents the development of our loss and loss adjustment expenses ("LAE") reserves from 2014 through 2024, net of reinsurance recoverables (dollars in thousands).

		Year Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023 (1)	2024 (1)
Net liability for losses and loss expenses	$28,307	$30,017	$47,993	$67,830	$63,122	$84,667	$87,052	$98,741	$82,888	$103,805	$104,795
Liability re-estimated as of:
One year later	29,321	40,239	57,452	71,186	79,351	100,261	106,482	123,668	100,698	111,090
Two years later	33,274	52,321	60,453	87,536	94,786	118,116	129,665	144,116	154,900
Three years later	38,569	58,251	69,833	95,367	108,022	137,327	143,307	148,435
Four years later	40,822	62,185	74,381	102,335	117,607	146,027	145,961
Five years later	42,274	64,547	76,860	106,705	122,597	122,635
Six years later	42,967	66,072	79,622	109,865	110,310
Seven years later	43,341	66,883	80,235	80,639
Eight years later	43,771	67,020	67,678
Nine years later	43,712	44,378
Ten years later	30,085
Net cumulative redundancy (deficiency)	$(1,778)	$(14,361)	$(19,685)	$(12,809)	$(47,188)	$(37,968)	$(58,909)	$(49,694)	$(72,012)	$(7,285)	—

Cumulative amount of net liability paid as of:
One year later	16,091	$20,200	$29,533	$44,521	$29,520	$40,244	$39,187	$51,129	$57,963	$52,897
Two years later	24,060	35,972	56,962	62,369	57,864	70,478	79,965	95,765	93,994
Three years later	32,699	50,676	61,168	77,409	78,861	103,770	114,622	110,729
Four years later	37,474	58,317	66,556	87,587	100,377	128,772	121,339
Five years later	40,438	61,349	70,945	99,544	114,346	111,559
Six years later	41,979	63,814	76,563	106,535	105,956
Seven years later	42,428	65,654	78,821	78,513
Eight years later	43,025	66,238	66,342
Nine years later	43,148	43,383
Ten years later	29,518

Gross liability-end of year	31,531	35,422	54,651	87,896	92,807	107,246	111,270	139,085	165,539	174,612	189,285
Reinsurance recoverable on unpaid losses	3,224	5,405	6,658	20,066	29,685	22,579	24,218	40,344	82,651	70,807	84,490
Net liability-end of year	28,307	30,017	47,993	67,830	63,122	84,667	87,052	98,741	82,888	103,805	104,795

Gross liability re-estimated - latest	36,180	53,162	85,435	116,114	179,028	183,142	180,494	199,540	219,312	227,005
Reinsurance recoverable on unpaid losses re-estimated - latest	6,095	8,784	17,757	35,475	68,718	60,507	34,533	51,105	64,412	115,915
Net liability re-estimated - latest	30,085	44,378	67,678	80,639	110,310	122,635	145,961	148,435	154,900	111,090
Gross cumulative redundancy (deficiency)	$(4,649)	$(17,740)	$(30,784)	$(28,218)	$(86,221)	$(75,896)	$(69,224)	$(60,455)	$(53,773)	$(52,393)

(1)
The 2024 and 2023 column includes $10.6 million and $10.9 million of reinsurance recoverables on unpaid losses from the loss portfolio transfer (“LPT”), respectively. All of the years before 2022 do not reflect any reinsurance recoverables from the LPT.

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

Additional information relating to our reserves is included within the Unpaid Losses and Loss Adjustment Expenses section of Note 1 ~ Summary of Significant Accounting Policies and Note 7 ~ Unpaid Losses and Loss Adjustment Expenses of the Notes to the Consolidated Financial Statements, as well as in the Critical Accounting Policies: Unpaid Loss and Loss Adjustment Expense Reserves and Reinsurance Recoverables on Unpaid Loss and Loss Adjustment Expenses section of Item 7, Management’s Discussion and Analysis.

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

Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. The Company's assessments from insolvency funds were minimal for the years ended December 31, 2024 and 2023.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. For the years ended December 31, 2024 and 2023, total assessments paid to all such facilities were minimal.

Restrictions on Dividends and Risk-Based Capital

For information on Restrictions on Dividends and Risk-based Capital that affect us please refer to Note 11 ~ Statutory Financial Data, Risk-Based Capital and Dividend Restrictions of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7, Management’s Discussion and Analysis.

NAIC-IRIS Ratios

The National Association of Insurance Commissioners’ (“NAIC”) Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries or possible further review from individual state insurance commissioners. However, the generation of ratios outside of the usual values does not necessarily indicate a financial problem. For example, premium growth, alone, can trigger one or more unusual values. Refer to the Regulatory and Rating Issues section within Item 7 ~ Management’s Discussion and Analysis.

Employees

At December 31, 2024, we had nine full-time employees. Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.

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

Adjusted operating income (loss)

Adjusted operating income (loss) is a non-GAAP measure. Adjusted operating income (loss) represents net income (loss) excluding net realized investment gains (losses), change in fair value of equity securities, other gains (losses) and net income from discontinued operations.

Adjusted operating income (loss), per share

Adjusted operating income (loss) per share is a non-GAAP measure. Adjusted operating income (loss) on a per share represents the net income (loss) allocable to common shareholders excluding net realized investment gains (losses) per share, change in fair value of equity securities per share, other gains (losses0 and net income from discontinued operations.

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
Combined Ratio based on accounting principles generally accepted in the United States of America (“GAAP”)

The combined ratio is the sum of the loss ratio and the expense ratio. These ratios differ from statutory ratios to reflect GAAP accounting, as management evaluates the performance of our underwriting operations using the GAAP combined ratio. See Expense Ratio definition and Loss Ratio definition below.

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

Insurance companies’ financial condition and results of operations depend upon their ability to accurately assess the potential losses and loss adjustment expenses under the terms of the insurance policies they underwrite. Reserves and related estimates of reinsurance recoverables on reserves do not represent an exact calculation of liability. Rather, reserves and reinsurance recoverables on reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. Our ultimate reinsurance recoverable may be greater or less than the current estimate. In the insurance industry, there is always the risk that reserves may prove inadequate as it is possible for insurance companies to underestimate the cost of claims. There has been considerable adverse development reported by the Company in recent years.

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
•
Anticipated reinsurance recoverables on reserves could be negatively impacted by contractual limits of coverage. For example, the loss portfolio transfer which covers the potential for future adverse development on commercial lines for accident years prior to 2020, has a $20.0 million limit. We have currently utilized $14.0 million of that limit and have $6.0 million of coverage remaining;
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

If any of our insurance reserves should prove to be inadequate, including reinsurance recoverables on reserves, for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Such adverse development can result in the unplanned need for additional capital, which may need to be obtained through the sale of assets or additional issuance of common stock or preferred stock which could dilute current shareholder value.

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

Some of our competitors have financial strength ratings whereas we withdrew our participation from financial strength rating agencies, offer a larger variety of products, set lower prices for insurance coverage and/or offer higher commissions than we do. Therefore, even if SSU would desire to use our Insurance Company Subsidiaries, SSU may not be able to continue to attract and retain independent agents to sell our insurance products. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant agents could result in lower premium revenue and could have a material adverse effect on our results of operations or business prospects.

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

As of December 31, 2024, all of the business that we write is produced by agents who handle all of the billings and collections. Accordingly, all of our premiums are first collected directly by the agents and forwarded to our Insurance Company Subsidiaries. In certain jurisdictions, when the insured pays its policy premium to these agents for payment on behalf of our Insurance Company Subsidiaries, the premiums might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premiums from that agent. Consequently, we assume a degree of credit risk associated with agents. There may be instances where agents collect premiums but do not remit them to us and we may be required to provide the coverage set forth in the policy despite the absence of premiums. If we are unable to collect premiums from agents, underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

Significant staff reduction and heavy reliance on third party vendors increases operational risks and may adversely impact our results of operations, reporting abilities and reputation.

68 of our 77 employees conveyed with the sale of CIS, including the entire underwriting, claims, and information technology teams. We now rely on services agreements for CIS, as a third party vendor, to manage our claims, policy issuance and collections, as well as maintaining the policy management and claims systems. Undergoing such a large change in operations and staff reduction could generate skill and resource limitations within the remaining internal staff. This could result in more significant operational errors and a diminished control environment.

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

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost of insured property due to higher material and labor costs, increases in concentrations of insured property, the effects of inflation, newly imposed tariffs, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total stockholders’ equity. Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

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

As of August 30, 2024, Brian Roney, our president, succeeded Nicholas Petcoff as our chief executive officer. Leadership transitions can be difficult to manage and may cause disruptions to our operations. A leadership transition may also increase the likelihood of turnover among our employees and result in changes in our business strategy, which may create uncertainty and negatively impact our ability to execute our business strategy quickly and effectively. Leadership transitions may also impact our relationships with customers and other market participants, and create uncertainty among investors, employees, and others concerning our future direction and performance. Any significant disruption, uncertainty or change in business strategy could adversely affect our business, operating results and financial condition.

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

We rely entirely on a third-party administrator to handle our claims function. A failure of the claims administrator or loss of their services could materially and adversely affect our business, financial condition and results of operations.

All of our claims staff were transferred as part of the CIS Sale. CIS, as a claims third-party administrator, continues to handle all of our claims. We rely on CIS to continue to manage our claim process and utilize their systems. If there was a failure in the claims administrator or the relationship with CIS were to cease, we would need to obtain another claims administrator to handle our claims at significant cost. This would also take time which could impact the accuracy and timely evaluation and payment of claims. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition and results of operations.

Our geographic concentration ties our performance to the business, economic, natural perils, man-made perils, catastrophes, severe weather and regulatory conditions within our most concentrated region.

Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. We currently only write in Indiana, Illinois and Texas, with most of the writings occurring in Texas. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized perils, such as earthquakes, hurricanes, tropical storms, tornadoes, wind, ice storms, hail, fires, terrorism, riots and explosions, is increased in those areas where we have written significant numbers of insurance policies.

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

Part of the gain on the sale of CIS is $8.1 million of contingent considerations that we may not receive which would reduce anticipated future liquidity.

We have recorded an asset on our Consolidated Balance Sheet of $8.1 million which reflects the estimated fair value of two contingent considerations we may receive if CIS meets certain revenue hurdles in the future. We cannot be certain that we will receive either of these payments. If we do not receive these payments our assets and shareholders’ equity would be reduced by $8.1 million and it may impair our ability to pay down debt.

Required capital needed to support our Insurance Company Subsidiaries could reduce anticipated future liquidity at the Parent Company which may affect our ability to continue as a going concern.

As a result of multiple years of underwriting losses, mainly from the commercial lines of business, the Insurance Company Subsidiaries capital and surplus has diminished over the years. In addition, in the fourth quarter of 2024, there was significant additional adverse development in CIC. This resulted in the need for CHI to contribute an additional $16.0 million into CIC in order for CIC to remain above the Regulatory Action Level of the Risk Based Capital (“RBC”). Even with these contributions, CIC fell within the Company Action Level of the RBC and was required to submit a plan of remediation to the domiciliary state regulators. To fund these additional contributions, CHI utilized proceeds from the CIS Sale and raised $7.5 million from the issuance of the Series B Preferred Stock in March 2025. Further contributions to the Insurance Company Subsidiaries, if needed as a result of additional adverse reserve development, unusual storm activity or other unexpected reasons, would reduce the anticipated future liquidity of the Parent Company. This would result in the need to raise more capital which could dilute current shareholders. Or it may affect our ability to continue as a going concern.

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

As of December 31, 2024, the Company had $12.9 million of New Public Notes outstanding. See Note 9 ~ Debt for additional details. We are subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations.

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

Legal and Regulatory Risks

Our Insurance Company Subsidiaries are subject to minimum capital and surplus requirements. Failure to meet these requirements has resulted in additional regulatory action which we must comply with.

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

As of December 31, 2024, CIC fell within the Company Action Level of the RBC formula. The domiciliary regulator requires that CIC maintain an RBC level above the Company Action Level. Management has provided a plan to its domiciliary regulator that showed how CIC will get above the minimum level requirements. As part of this plan, management significantly decreased its writings in CIC, which were $63.2 million in 2024 and expected to be approximately $43.0 million in 2025. CIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2024. Management believes that, with a combination of the reduced writings and the capital contributions made to CIC, CIC will be back in compliance by December 31, 2025. However, in the event there are losses in excess of expectations, it may take longer and more capital than expected to bring CIC back into full compliance. This could require an additional reduction in premium volume and adversely impact underwriting results, our liquidity and ability to repay debt or could result in the loss of proper regulatory authority to continue to sell insurance. If we are unable to gain compliance with the required RBC levels in the short-term, additional regulatory action could be taken which may have an adverse effect on our ability to run the business in normal course.

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

As of December 31, 2024, CIC fell within the Company Action Level of the RBC formula. The domiciliary regulator requires that CIC maintain an RBC level above the Company Action Level. Management has provided a plan to its domiciliary regulator that showed how CIC will get above the minimum level requirements. As part of this plan, management significantly decreased its writings in CIC. CIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2024. Management believes that, with a combination of the reduced writings and the capital contributions made to CIC, CIC will be back in compliance by December 31, 2025.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best and Kroll as an important means of assessing the financial strength and quality of insurers. In setting their ratings, A.M. Best and Kroll utilize a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. For A.M. Best, the ratings range from A++, or superior, to F for in liquidation. Kroll’s ratings range from AAA (extremely strong) to R (under regulatory supervision).

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

Furthermore, the book value per share reflected in our financial statements, which have been prepared in accordance with GAAP, may not represent the amount that shareholders would receive if the Company were liquidated or sold.

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

Nasdaq Listing Rule 5550(a)(2) requires that, for continued listing on The Nasdaq Capital Market, we must maintain a minimum bid price of $1 per share (the “Minimum Bid Price Requirement”). As of March 18, 2025, the closing price of our common stock was $0.69. There can also be no assurance that our stock price will meet the Minimum Bid Price Requirement or that we will maintain compliance with any other of Nasdaq’s continued listing requirements.

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

As of December 31, 2024, our executive officers, directors, 5% shareholders and their affiliates owned approximately 68.9% of our voting stock. Therefore, these shareholders have the ability to influence us through their ownership position. These shareholders may be able to significantly influence all matters requiring shareholder approval. For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

Our cybersecurity risk management program is part of our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents in the past three fiscal years, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats.

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

Corporate Counsel
Honigman, LLP
660 Woodward Avenue
2290 First National Building
Detroit, MI 48226-3506

Shareholder Relations and Form 10-K

A copy of our 2024 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@cnfrh.com.

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

Shareholders of Record

Our common stock is traded on The Nasdaq Capital Market under the symbol "CNFR." As of March 28, 2025, there were 24 shareholders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Repurchases of Company's Stock

On December 5, 2018, the Company's Board authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The company did not repurchase any shares of stock for the quarter ended December 31, 2024 related to the stock repurchase program.

Recent Sales of Unregistered Securities

On December 20, 2023 (the “Initial Issue Date”), the Company issued $6.0 million of its newly designated Series A Preferred Stock, no par value, through a private placement of 1,000 shares of Series A Preferred Stock priced at $6,000 per share that matures on June 30, 2026 (the “Maturity Date”). The Series A Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, members of the Board of the Company. The sale of the Series A Preferred Stock was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and certain rules and regulations promulgated thereunder. On August 30, 2024, the Company redeemed all of the $6.0 million of its outstanding Series A Preferred Stock.

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

Recent Developments and Significant Transactions

Premium Revenue Reductions

In January 2024, the Company began to reduce premium revenues from underwriting operations due to a lack of adequate statutory capital and surplus in its Insurance Company Subsidiaries. The Company ceased writing almost all commercial lines premiums by August 30, 2024. We expect minimal premiums from commercial lines in the near term with no current plans to re-establish commercial lines premium volumes in the future. The Company expects to continue to directly write the Midwest and Texas homeowners business going forward, however, the Company is subject to significant concentration of risk because all of the homeowners business is produced by one agency, SSU, and we no longer have any ownership interest or control over where SSU places its business. To provide ongoing capital support for the Insurance Company Subsidiaries, the Company sold its agency operations.

Sale and Disposal of Agency Business

On August 30, 2024 the Company completed the sale of all of the issued and outstanding membership interests of CIS to BSU Leaf Holdings LLC, a Delaware limited liability company, pursuant to the CIS Agreement, by and among the Company, Buyer and Buyer's parent). CIS comprised the Company’s managing general agency “MGA” business and was the legal entity used to implement the strategic shift to non risk-bearing revenue from an underwriting-based model as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. CIS also represented almost all of the wholesale agency segment. CIS and the related wholesale agency segment are now reported as discontinued operations for all periods presented. The Company sold CIS in order to generate liquidity to pay down debt and provide capital to the Insurance Company Subsidiaries.

The CIS Sale will have a significant negative impact on revenues for the Company going forward. With the previously mentioned strategic shift away from underwriting revenues, the Company was relying on the growth of commission revenue to replace the lost revenue from underwriting. Now that the wholesale agency segment has been sold, the Company will need to rely entirely on underwriting revenues. These revenues have reduced significantly in the past year. For example, gross written premiums were $24.4 million in the fourth quarter of 2023, as compared to only $13.7 million in the fourth quarter of 2024.

In connection with the CIS Sale, 68 of the Company’s 77 employees were transferred to the Buyer, including Nicholas Petcoff, the Company’s then current Chief Executive Officer, as well as all of the underwriting, claims and IT teams, and a portion of the finance staff and other operating staff. As part of the completion of t the CIS Sale, Mr. Petcoff resigned from his role as Chief Executive Officer and as a director on August 30, 2024. Concurrently, Brian Roney, President of the Company, was appointed as the Company’s new Chief Executive Officer. The Company entered into a transition services agreement with the buyer to allow both parties to share resources for a certain period of time, generally less than twelve months, in order to effectuate an orderly separation of the internal systems and operations. The net cost to the Company was $225,000 which expense will be recognized over the period the services are provided.

The Company also entered into a producer administration agreement with CIS with regards to the current books of business requiring CIS to support any underwriting and related system obligations of the run-off book of business. Separately, the Company entered into a claims administration agreement with CIS, to handle all commercial lines claims run-off or any other claims generated from business produced by CIS.

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

The contingent consideration payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of September 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and was reported at a fair value of $4.9 million value. The full $5.0 million contingent payment was received by the Company in December 2024, with the change in fair value being reflected in Other gains in the Consolidated Statements of Operations. The second contingent payment is expected to be earned in 2025 and the third contingent payment is not expected to be earned until after 2025, if at all. The Company determined the combined fair value of the second and third contingent payments to be $8.1 million as of December 31, 2024. The fair values of all contingent payments increased the gain on the sale of CIS as of September 30, 2024. As fair value estimates change over time, subsequent measurement adjustments will be reflected in income or loss from continuing operations in the period of change.

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

On August 30, 2024, the Company completed the sale of its 50% ownership interest in SSU to an entity owned by Andrew Petcoff. Pursuant to the Membership Interest Purchase Agreement, dated as of August 30, 2024 (the “SSU Agreement”) among Sycamore Financial Group, LLC, Andrew Petcoff and VSRM Insurance Agency, Inc., the aggregate purchase price was $6.5 million, with $3.0 million paid in cash to the Company at the time of the closing and the remaining $3.5 million was paid to the Company during the fourth quarter of 2024. A gain of $6.5 million was recognized on the sale of SSU.

Other Impacts of Recent Developments

With the completion of the disposal of the agency business, we have just two agency relationships; with CIS and SSU. CIS has control over almost all of our commercial lines premium volume and it is expected that CIS will remove all of the remaining commercial lines business to another insurer as some point in the future. SSU has control of our remaining homeowners book of business and could move that business to another insurer or insurers. This is a significantly different structure from when we filed our 2023 Annual Report on Form 10-K, on April 1, 2024 with the U. S. Securities and Exchange Commission. We no longer directly “market and sell our insurance products through a network of over 4,400 independent agents that distribute our policies through approximately 950 sales offices” as stated in that filing. Those relationships are now owned by unrelated third parties (CIS and SSU). This greatly amplifies our concentration of risk relative to our marketing and distribution network.

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

Redemption of Series A Preferred Stock and payoff of Senior Secured Debt

On August 30, 2024 with a portion of the proceeds from the sale of CIS, the Company paid off all $9.3 million of its privately placed 12.5% Senior Secured Notes which were outstanding at August 30, 2024, and redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000 from the Series A Preferred Stock, and recorded the premium as additional dividends paid on the Series A Preferred Stock. See Note 9 ~ Debt and Note 12 ~ Shareholders Equity of the Notes to the Consolidated Financial Statements for further details.

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

Insurance Company Subsidiaries Capital Constraints

As a result of multiple years of underwriting losses, mainly from the commercial lines of business, the Insurance Company Subsidiaries capital and surplus has diminished over the years. In addition, in the fourth quarter of 2024, there was significant additional adverse development in CIC. This resulted in the need for CHI to contribute an additional $16.0 million into CIC in order for CIC to remain above the Regulatory Action Level of the Risk Based Capital (“RBC”). Even with these contributions, CIC fell within the Company Action Level of the RBC and was required to submit a plan of remediation to the domiciliary state regulators. To fund these additional contributions, CHI utilized proceeds from the CIS Sale and raised $7.5 million from the issuance of our Series B Preferred Stock. WPIC no longer writes any business and CIC’s writings are significantly constrained by its diminished capital position.

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty personal insurance business lines. We are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia, and we used to offer our insurance products in almost all 50 states. As of December 31, 2024, we offer insurance products primarily in Texas, Illinois and Indiana for homeowners lines and Nevada and Michigan for other lines.

Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income. Prior to the sale of CIS we also generated other income mainly from installment fees and policy issuance fees related to the policies we wrote. Our revenues generated from the Company's MGA, CIS, is now disclosed in discontinued operations for all periods presented. Following the CIS Sale, we will no longer generate commission income or related installment and policy issuance fees.

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

Through our commercial insurance lines, we historically offered coverage for both commercial property and commercial liability. We also offered coverage for commercial automobiles and workers’ compensation. Our insurance policies are sold to targeted small and mid-sized businesses on a single or multiple-coverage basis. With the strategic shift described above substantially executed, we expect only a small amount of commercial lines business going forward.

Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Illinois, Indiana and Texas.

Our MGA, CIS, operated through our wholesale agency business segment. Through CIS, we historically offered commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers. The wholesale agency business segment provided our agents with more insurance product options. As mentioned above, following the CIS Sale, we will no longer be operating this business and its historical results are included in discontinued operations.

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

Unpaid Loss and Loss Adjustment Expense Reserves and Reinsurance Recoverables on Unpaid Loss and Loss Adjustment Expenses

Our recorded loss and loss adjustment expenses ("LAE") reserves represent management’s best estimate of unpaid loss and LAE, and related reinsurance recoverables, at each balance sheet date, based on information, facts and circumstances known at such time. Our loss and LAE reserves reflect our estimates at the balance sheet date of:

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

IBNR reserves, on both a gross basis, and net of reinsurance recoverables basis, are determined by subtracting case reserves and paid loss and LAE from the estimated ultimate loss and LAE. Our actuarial department develops estimated ultimate loss and LAE on a quarterly basis. Our Reserve Review Committee (which includes our Chief Executive Officer and our Chief Financial Officer) meets each quarter to review our actuaries’ estimated ultimate expected loss and LAE.

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

The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2024 (dollars in thousands):

Reserves	Commercial Lines	Personal Lines	Total Lines
Gross case reserves	$76,246	$5,135	$81,381
Ceded case reserves	(26,828)	(2,004)	(28,832)
Net case reserves	49,418	3,131	52,549

Gross IBNR	105,908	1,996	107,904
Ceded IBNR	(55,201)	(457)	(55,658)
Net IBNR	50,707	1,539	52,246

Unpaid losses and loss adjustment expenses	182,154	7,131	189,285
Reinsurance recoverables on unpaid losses	(82,029)	(2,461)	(84,490)
Net unpaid losses and loss adjustment expenses	$100,125	$4,670	$104,795

Ratio of Gross IBNR to Unpaid losses and loss adjustment expenses	58.1%	28.0%	57.0%

Included in the reinsurance recoverables were reinsurance recoverables from the LPT which were $10.6 million of reinsurance recoverables on case reserves. All of the reinsurance recoverables from the LPT are included in commercial lines.

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

The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2024. We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2024 reported pre-tax income and on net income and shareholders’ equity at December 31, 2024. We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor. The shareholders' equity amounts include an income tax rate assumption of 21%, however due to the net operating losses (“NOL”) available to use against taxable income and the offsetting valuation allowance, there is no difference between pre-tax income and shareholders’ equity in this schedule. The dollar amounts in the table are in thousands.

	As of December 31, 2024			Impact
	Net Ultimate Loss and LAE (1)	Net Loss and LAE Reserves (1)	Ultimate Loss and LAE Sensitivity Factor	Pre- Tax Income (2)	Shareholders' Equity (2)
Increased Ultimate Losses & LAE
Accident Year 2024	$39,152	$15,077	10.0%	$(3,915)	$(3,093)
Accident Year 2023	71,906	34,965	5.0%	(3,595)	(2,840)
Accident Year 2022	75,449	29,244	2.5%	(1,886)	(1,490)
Prior to 2022 Accident Years	—	25,509	—%	—	—

Decreased Ultimate Losses & LAE
Accident Year 2024	39,152	15,077	(10.0)%	3,915	3,093
Accident Year 2023	71,906	34,965	(5.0)%	3,595	2,840
Accident Year 2022	75,449	29,244	(2.5)%	1,886	1,490
Prior to 2022 Accident Years	—	25,509	—%	—	—

(1) Represents amounts as of December 31, 2024.

(2) Represents how pre-tax income and shareholders' equity would change if the Net Ultimate Loss and LAE were to change by the percentage in the Ultimate Loss and LAE Sensitivity Factor column.

Investment Valuation and Credit Losses

We carry debt securities classified as available-for-sale at fair value, and unrealized gains and losses on such securities, totaled $12.3 million as of December 31, 2024, net of any deferred taxes, which are reported as a separate component of accumulated other comprehensive income. Our equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. We carry other equity investments that do not have a readily determinable fair value at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. We review the equity securities and other equity investments for impairment during each reporting period.

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

Fair values are measured in accordance with ASC 820, Fair Value Measurements. The guidance establishes a framework for measuring fair value and a three‑level hierarchy based upon the quality of inputs used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1: inputs are based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date, (2) Level 2: inputs are other than quoted prices that are observable for the asset or liabilities, either directly or indirectly, for substantially the full term of the asset or liability and (3) Level 3: unobservable inputs that are supported by little or no market activity. The unobservable inputs represent the Company’s best assumption of how market participants would price the assets or liabilities. The Company also has investment company limited partnership investments, which are measured at net asset value (NAV). The fair value of these investments is based on the capital account balances reported by the investment funds subject to their management review and adjustment. The capital account balances reflect the fair value of the investment funds.

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

Contingent Considerations from the CIS Sale

As noted earlier, the Company is eligible to receive three contingent payments from the CIS Sale, based on performance thresholds of the gross revenue earned by CIS. The first contingent payment was earned as of September 30, 2024, and received in December 2024. The second contingent payment is expected to be earned in 2025 and the third contingent payment is not expected to be earned until after 2025, if at all. The Company determined the combined fair value of the second and third contingent payments to be $8.1 million as of December 31, 2024, which increased the gain on the sale of CIS. The fair value of the second and third contingent payments was calculated in accordance with ASC 820 - Fair Value Measurement. See Note 5 ~ Fair Value Measurements for further discussion of the calculations of the contingent considerations.

Income Taxes

As of December 31, 2024, we have federal and state income tax net operating loss ("NOL") carryforwards of $65.0 million and $82.4 million, respectively. Of the NOL carryforwards, $62.2 million will expire in tax years 2030 through 2043 and $10.5 million will never expire. Of the federal NOL amount, $6.8 million are subject to limitations under Section 382 of the Internal Revenue Code. These net NOL carryforwards are limited in the amount that can be utilized in any one year and may expire before they are realized.

A valuation allowance of $19.7 million and $28.0 million has been recorded against the gross deferred tax assets as of December 31, 2024 and 2023, respectively, as the Company has recognized a three-year cumulative loss from continuing operations as of December 31, 2024 which is significant negative evidence to support the lack of recoverability of those deferred tax assets in accordance with ASC 740, Income Taxes. If the $19.7 million valuation allowance as of December 31, 2024 were reversed in the future, it would increase book value by $1.62 per share. The net deferred tax assets were zero as of December 31, 2024 and 2023.

If, in the future, we determine we can support the recoverability of a portion or all of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity in the period of change if such judgment occurs. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

Non-GAAP Financial Measures

Adjusted Operating Income (Loss) and Adjusted Operating Income (Loss) Per Share

Adjusted operating income (loss) and adjusted operating income (loss) per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment gains (losses), change in fair value of equity securities, other gains (losses) and net income from discontinued operations. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income to adjusted operating income (dollars in thousands), as well as net income per share to adjusted operating income per share:

	For the Years Ended December 31,
	2024	2023
Net income (loss)	$24,347	$(25,904)
Less:
Net realized investment gains (losses)	(125)	(20)
Change in fair value of equity securities	(203)	608
Other gains	646	—
Net income from discontinued operations	58,587	1,375
Impact of income tax expense (benefit) from adjustments *	—	—
Adjusted operating income (loss)	$(34,558)	$(27,867)

Weighted average common shares, diluted	12,222,881	12,220,511

Diluted income (loss) per common share:
Net income (loss)	$1.99	$(2.12)
Less:
Net realized investment gains (losses)	(0.01)	—
Change in fair value of equity securities	(0.02)	0.05
Other gains	0.06	—
Net income from discontinued operations	4.79	0.11
Impact of income tax expense (benefit) from adjustments *	—	—
Adjusted operating income (loss) per share	$(2.83)	$(2.28)

* The Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2024 and 2023. As a result, there were no taxable impacts to adjusted operating income from the adjustments to net income (loss) in the table above after taking into account the use of NOLs and the change in the valuation allowance.

We use adjusted operating income (loss) and adjusted operating income (loss) per share, in conjunction with other financial measures, to assess our performance and to evaluate the results of our business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the effect of investment gains and losses as a result of our market risk sensitive instruments, which primarily relate to fixed income securities that are available-for-sale and not held for trading purposes. Realized investment gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, adjusted operating income (loss) excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying loss or profitability of our business. We believe that it is useful for investors to evaluate adjusted operating income (loss) and adjusted operating income (loss) per share, along with net income (loss) and net income (loss) per share, when reviewing and evaluating our performance.

Executive Overview

The Company's gross written premiums decreased $71.8 million, or 49.9%, to $72.1 million in 2024, compared to $143.9 million in 2023. Our commercial lines gross written premiums decreased $80.4 million, or 75.1%, to $26.7 million in 2024, compared to $107.1 million in 2023. Our personal lines gross written premiums increased $8.6 million, or 23.4%, to $45.4 million in 2024, compared to $36.8 million in 2023.

The Company reported a net loss from continuing operations of $34.2 million, or $2.87 per share in 2024, compared to a net loss from continuing operations of $27.3 million, or $2.23 per share in 2023.

The Company reported net income from discontinued operations of $58.6 million, or $4.79 per share in 2024, compared to net income from discontinued operations of $1.4 million, or $0.11 per share in 2023.

Adjusted operating loss, a non-GAAP measure, was $34.6 million, or $2.83 per share in 2024, compared to $27.9 million, or $2.28 per share in 2023.

Results of Operations - 2024 Compared to 2023

The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary Operating Results

	Years Ended December 31,
	2024	2023	$ Change	% Change
Gross written premiums	$72,053	$143,834	$(71,781)	(49.9%)

Net written premiums	$49,338	$68,688	$(19,350)	(28.2%)

Net earned premiums	$60,862	$83,935	$(23,073)	(27.5%)
Other income	328	552	(224)	(40.6%)
Losses and loss adjustment expenses, net	73,302	82,413	(9,111)	(11.1%)
Policy acquisition costs	13,335	15,797	(2,462)	(15.6%)
Operating expenses	11,831	16,738	(4,907)	(29.3%)
Underwriting gain (loss)	(37,278)	(30,461)	(6,817)	22.4%
Net investment income	5,763	5,447	316	5.8%
Net realized investment gains (losses)	(125)	(20)	(105)	*
Change in fair value of equity securities	(203)	608	(811)	*
Other gains (losses)	646	—	646	*
Interest expense	4,883	3,206	1,677	52.3%
Income (loss) from continuing operations before income taxes	(36,080)	(27,632)	(8,448)	30.6%
Income tax expense (benefit)	(1,840)	(353)	(1,487)	*
Net income (loss) from continuing operations	(34,240)	(27,279)	(6,961)	25.5%
Net income from discontinued operations	58,587	1,375	57,212	*
Net income (loss)	$24,347	$(25,904)	$50,251

Book value per common share outstanding	$1.76	$0.24

Underwriting Ratios:
Loss ratio (1)	120.2%	97.8%
Expense ratio (2)	35.8%	37.1%
Combined ratio (3)	156.0%	134.9%

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

Our premiums are presented below for the years ended December 31, 2024 and 2023 (dollars in thousands):

Summary of Premium Revenue

	Years Ended December 31,
	2024	2023	$ Change	% Change
Gross written premiums
Commercial lines	$26,686	$107,078	$(80,392)	(75.1%)
Personal lines	45,367	36,756	8,611	23.4%
Total	$72,053	$143,834	$(71,781)	(49.9%)

Net written premiums
Commercial lines	$14,541	$36,580	$(22,039)	(60.2%)
Personal lines	34,797	32,108	2,689	8.4%
Total	$49,338	$68,688	$(19,350)	(28.2%)

Net Earned premiums
Commercial lines	$28,160	$59,221	$(31,061)	(52.4%)
Personal lines	32,702	24,714	7,988	32.3%
Total	$60,862	$83,935	$(23,073)	(27.5%)

Gross written premiums decreased by $71.8 million, or 49.9%, to $72.1 million in for the year ended December 31, 2024, compared to $143.8 million for the year ended December 31, 2023.

Commercial lines gross written premiums decreased $80.4 million, or 75.1%, to $26.7 million for the year ended December 31, 2024, compared to $107.1 million, for the year ended December 31, 2023. We ceased writing substantially all commercial lines during 2024. As of September 1, 2024, we no longer write any hospitality or small business commercial lines business. These lines are in run off and will continue to earn some premium during the first three months of 2025. We currently do not expect to write a significant amount of other commercial lines in the near term.

Personal lines gross written premiums increased $8.6 million, or 23.4%, to $45.4 million for the year ended December 31, 2024, compared to $36.8 million for the year ended December 31, 2023. The increase was due to the organic growth in the low-value dwelling book of business in Texas, which grew by $13.6 million in 2024. This increase was offset from our exit of Oklahoma homeowners business, which we no longer write. We plan to continue to write the Midwest and Texas homeowners programs but we do not expect continued growth to be significant.

Net written premiums decreased $19.4 million, or 28.2%, to $49.3 million, for the year ended December 31, 2024, compared to $68.7 million for the year ended December 31, 2023. Net written premiums declined during the year as a result of the Company's reduction in commercial lines business.

Losses and Loss Adjustment Expenses

The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2024 and 2023 (dollars in thousands).

Year Ended December 31, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$18,692	$20,895	$39,587
Net (favorable) adverse development	33,463	252	33,715
Calendar year net loss and LAE	$52,155	$21,147	$73,302

Accident year loss ratio	66.3%	63.8%	64.9%
Net (favorable) adverse development	118.5%	0.8%	55.3%
Calendar year loss ratio	184.8%	64.6%	120.2%

Year Ended December 31, 2023	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$43,622	$20,958	$64,580
Net (favorable) adverse development	19,206	(1,373)	17,833
Calendar year net loss and LAE	$62,828	$19,585	$82,413

Accident year loss ratio	73.4%	84.5%	76.6%
Net (favorable) adverse development	32.3%	(5.6)%	21.2%
Calendar year loss ratio	105.7%	78.9%	97.8%

Net losses and LAE decreased by $9.1 million, or 11.1%, to $73.3 million for the year ended December 31, 2024, compared to $82.4 million for the year ended December 31, 2023. The decrease was mostly attributable to a $25.0 million decrease in current accident year losses due to a significant reduction in net earned premiums described above. The decrease in current accident year losses was partially offset by a $33.7 million increase in adverse development on prior-year loss reserves.

Of the $33.7 million in adverse development in 2024, $33.5 million was related to emergence in the commercial liability lines of business. The adverse development was predominantly in the Security Guard program, which we ceased writing, and ceded all unearned premiums on September 30, 2023. We experienced higher-than expected open case loss emergence due to higher loss severity due to litigated claims and settling at a much higher amount than expected. To mitigate the impact of potential further adverse development on case reserves, we increased our expected loss ratio inputs for calculating IBNR in multiple accident years for this program which increased our ultimate loss estimates in accident years 2020 through 2023 by $33.5 million, for the year ended December 31, 2024. The adverse development in this program was partially offset by favorable development in other programs.

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

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2024	2023

Commercial Lines
Policy acquisition costs	15.3%	15.3%
Operating expenses	14.5%	20.2%
Total	29.8%	35.5%

Personal Lines
Policy acquisition costs	27.5%	26.8%
Operating expenses	13.6%	13.9%
Total	41.1%	40.7%

Total Underwriting
Policy acquisition costs	21.8%	18.8%
Operating expenses	14.0%	18.3%
Total	35.8%	37.1%

Our expense ratio decreased by 1.3% to 35.8% in 2024, compared to 37.1% the same period in 2023.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceded commissions from reinsurers. The Company's policy acquisition costs were 21.8% in 2024, compared to 18.8% in 2023. The increase was due to increased commission rates in 2024 for the Company's homeowners book of business.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income decreased by 4.3%, from 18.3% in 2023, to 14.0% in 2024. The decrease was attributed to the Company shifting its business through its MGA. As a result, operating expenses have decreased in its Insurance Company Subsidiaries.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the years ended December 31, 2024 and 2023 (dollars in thousands):

Underwriting Gain (Loss)

	Years Ended December 31,
	2024	2023	Change
Commercial Lines	$(32,329)	$(24,512)	$(7,817)
Personal Lines	(1,853)	(4,882)	$3,029
Total Underwriting	(34,182)	(29,394)	(4,788)
Corporate	(3,096)	(1,067)	(2,029)
Total underwriting income (loss)	$(37,278)	$(30,461)	$(6,817)

Investment Income

Net investment income increased by $316,000, or 5.8%, to $5.8 million for the year ended December 31, 2024, compared to $5.4 million for the year ended December 31, 2023. This increase was due to an increase in interest income in our debt securities due to higher interest rates in 2024. Average invested assets during 2024 were $136.9 million compared to $141.7 million for the same period in 2023. The investment portfolio was comprised of 82.3% debt securities, 1.2% equity securities, and 16.5% short-term investments as of December 31, 2024. The investment portfolio was comprised of 84.1% debt securities, 1.6% equity securities, and 14.3% short-term investments as of December 31, 2023.

The debt securities portfolio had an average credit quality was AA+ at December 31, 2024 and 2023, respectively. The portfolio produced a tax-equivalent book yield of 3.2% and 3.3% for the years ended December 31, 2024 and 2023, respectively. The option adjusted duration of the debt securities portfolio was 2.7 years and 2.9 years at December 31, 2024 and 2023, respectively.

Realized Investment Gains (Losses)

Net realized investment losses were $125,000 during 2024, compared to $20,000 of losses during 2023. The Company had minimal activity related to selling equity securities in 2024 and 2023.

Interest Expense

Interest expense was $4.9 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively. The Company repaid $24.4 million of its 6.75% public senior unsecured notes and issued $17.9 million of 9.75% public senior unsecured notes (the "New Public Notes") during the third quarter of 2023, which mature on September 30, 2028. The Company also restructured its existing $10.5 million of 7.5% subordinated notes to $10.0 million of new 12.5% Senior Secured Notes on September 30, 2023, which required quarterly principal payments of $250,000.

On August 30, 2024, the Company paid off all of its $9.3 million of outstanding Senior Secured Notes with the proceeds from the CIS Sale. The Company incurred a $753,000 call premium from the paydown of the Senior Secured Notes. The Company amortized through interest expense $771,000 of debt issuance costs related to the paydown of the Senior Secured Notes.

In December 2024, the Company bought back $5.0 million of its outstanding New Public Notes held by the lender of the Company's prior Senior Secured Notes at a 10.0% discount. The Company recognized a $500,000 gain from the buyback that is included in Other Gains on the Consolidated Statement of Operations. The Company amortized through interest expense $379,000 of debt issuance costs related to the $5.0 million buyback of New Public Notes.

Preferred Dividend

On August 30, 2024, the Company redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000, and recorded the premium as additional dividends paid on the Series A Preferred Stock. The redemption premium reduced the Company's net income allocable to common shareholders. The Company paid $420,000 in dividends and incurred a redemption premium of $397,000 related to the Series A Preferred Stock in 2024. The Company incurred $19,000 of dividends related to the Series A Preferred stock in 2023. The dividends and the redemption premium both reduced the Company's net income allocable to common shareholders.

Income Tax Expense

For the year ended December 31, 2024 and 2023, the Company reported a tax benefit of $1.8 million and $353,000, respectively. There is a $19.7 million valuation allowance against 100% of the net deferred tax assets at December 31, 2024. The valuation allowance was $28.0 million as of December 31, 2023.

As of December 31, 2024, the Company has net operating loss carryforwards for federal income tax purposes of $65.0 million, of which $62.2 million expire in tax years 2030 through 2043 and $10.5 million will never expire. Of this amount, $6.8 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $82.4 million, which expire in tax years 2025 through 2044.

Liquidity and Capital Resources

Sources and Uses of Funds

At December 31, 2024, the Company had $48.8 million in cash, cash equivalents, and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the years ended December 31, 2024 and 2023. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term.

Due to significant losses in 2023 and 2024, much of which is attributable to strengthening reserves on the commercial liability lines of business (which are now all in run-off), both Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. In particular, there was significant additional adverse development in CIC in the fourth quarter of 2024. This resulted in the need for CHI to contribute an additional $16.0 million into CIC in late 2024 and early 2025 in order for CIC to remain above the Regulatory Action Level of the Risk Based Capital (“RBC”). Even with these contributions, CIC fell within the Company Action Level with an RBC ratio of 156% and was required to submit a plan of remediation to its domiciliary regulator. CIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31,

2024. To fund these additional contributions, CHI utilized proceeds from the CIS Sale and raised $7.5 million from the issuance of the Series B Preferred Stock. WPIC no longer writes any business and CIC’s writings are significantly constrained by its diminished capital position.

If we do not remediate the regulatory deficiency the insurance regulator could suspend or terminate CIC’s authority to write business. Also, A.M. Best and Kroll downgraded the financial strength ratings of both companies and we terminated the rating relationship. Therefore, neither company is currently rated by a nationally recognized statistical rating organization which can have an impact on the ability to market to policyholders. These circumstances could jeopardize the ability of the Company to generate insurance underwriting revenues.

As an effort to support CIC and WPIC during 2024, the Parent Company received no intercompany service fees from the Insurance Company Subsidiaries and has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

With the recent sale proceeds of $7.5 million from Series B Preferred Stock, anticipated go-forward revenue primarily from CIC, the expected receipt of a $10.0 million second earnout payment during mid-2025, the potential sale of available assets which could generate short-term cash flow and additional short-term financing available from existing investors, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

The book value per share reflected in our financial statements, which have been prepared in accordance with GAAP, may not represent the amount that shareholders would receive if the Company were liquidated or sold.

The book value per share is calculated based on the historical cost of our assets, less accumulated depreciation and liabilities. This value does not account for the current market conditions, potential future earnings or expenses, or the fair market value of our assets (exclusive of equity security investments) and liabilities. As a result, the book value per share may differ significantly from the actual proceeds that could be realized in a liquidation or sale.

Several factors contribute to this discrepancy, including the following:

•
Market Conditions: The value of our assets and liabilities can fluctuate based on market conditions, which are not reflected in the historical cost basis used in GAAP, aside from our investments, which are carried at fair value.
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

In March 2025, the Company issued $7.5 million of its newly designated Series B Preferred Stock. The Company intends to use the proceeds for working capital and general corporate purposes. With the recent capital raise, anticipated go-forward revenues, the likelihood that we will receive a $10.0 million earnout during 2025 and the potential for further asset sales, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

Cash Flows

Operating Activities from Continuing Operations. Cash used in operating activities from for the year ended December 31, 2024 was $32.7 million compared to $13.4 million for the same period in 2023. The $19.3 million increase in cash used in operating activities was primarily due to a $36.4 million decrease in premiums received, net of ceded premiums paid, while there was no commensurate decrease in losses paid. This decrease in cash received from premiums was partially offset by a $6.4 million decrease in acquisition costs paid.

Investing Activities from Continuing Operations. Cash provided by investing activities for the year ended December 31, 2024 was $70.3 million compared to $272,000 of cash used in investing activities in 2023. The $70.6 million increase in cash provided by investing activities was largely driven by $58.3 million in cash received from the sale of CIS and SSU during 2024.

Financing Activities from Continuing Operations. Cash used in financing activities for the year ended December 31, 2024, was $21.1 million compared to $3.2 million used in 2023. The $17.8 million increase in cash used in was primarily due to the Company repaying its $6.0 million of Series A Preferred Stock in 2024 and $14.3 million of long-term debt. The Company also did not receive any proceeds from the issuance of long-term debt in 2024, compared to receiving $6.7 million of proceeds from the issuance of long-term debt in 2023.

Outstanding Debt

The Company issued $17.9 million of New Public Notes during the third quarter of 2023. The New Public Notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the New Public Notes, in whole or in part, at face value at any time after September 30, 2025.

In December 2024, the Company bought back $5.0 million of its outstanding New Public Notes held by the lender of the Company's prior Senior Secured Notes at a 10.0% discount. The Company recognized a $500,000 gain from the buyback that is included in Other Gains on the Consolidated Statement of Operations. The Company amortized through interest expense $379,000 of debt issuance costs related to the $5.0 million buyback of New Public Notes.

The Company also restructured its existing $10.5 million of 7.5% subordinated notes to $10.0 million of new 12.5% Senior Secured Notes on September 30, 2023, which required quarterly principal payments of $250,000.

On August 30, 2024, the Company paid off all of its $9.3 million of outstanding Senior Secured Notes with the proceeds from the CIS Sale. The Company incurred a $753,000 call premium from the paydown of the Senior Secured Notes. The Company amortized through interest expense $771,000 of debt issuance costs related to the paydown of the Senior Secured Notes.

As of December 31, 2024, the carrying value of the New Public Notes was offset by $955,000 of capitalized debt issuance costs, respectively. The debt issuance costs are amortized through interest expense over the life of the loans. Refer to Note 9 ~ Debt for additional information regarding our outstanding debt.

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2024 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Senior unsecured notes	$12,887	$—	$—	$12,887	$—
Interest on senior unsecured notes	6,174	1,646	3,293	1,235	—
Lease obligations	212	84	128	—	—
Unpaid loss and loss adjustment expense (1)	189,285	59,733	76,820	36,963	15,769
Total	$208,558	$61,463	$80,241	$51,085	$15,769

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

At December 31, 2024, CIC fell within the Company Action Level with an RBC ratio of 156%. Management is required to provide a plan to its domiciliary regulator that shows how CIC will get above the minimum level requirements. In the event CIC does not regain compliance, the director may suspend, revoke, or limit the certificate of authority of the Companies. Management believes the actions it has already taken over the course of 2024 and 2025, including cash contributions made to CIC in 2024 and 2025 totaling $16.0 million, will be sufficient to bring CIC back into compliance by December 31, 2025.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2024. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At December 31, 2024 and 2023, the fair value of our investment portfolio, excluding cash and cash equivalents, was $128.4 million and $145.3 million, respectively. Our investment portfolio consists principally of investment-grade, fixed-income securities, classified as debt securities. Accordingly, the primary market risk exposure to our debt portfolio is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The option adjusted duration of the debt securities portfolio was 2.7 and 2.9 years as of December 31, 2024 and 2023, respectively.

The table below summarizes our interest rate risk. The table also illustrates the sensitivity of the fair value of our investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2024. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2024	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity
200 basis point increase	120,488	$(6,328)	(5.0)%	(29.4)%
100 basis point increase	123,531	(3,285)	(2.6)%	(15.3)%
No change	126,816	—	—	—
100 basis point decrease	130,354	3,538	2.8%	16.4%
200 basis point decrease	134,121	7,305	5.8%	33.9%

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

At December 31, 2024 and 2023, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $97.5 million and $112.3 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2024. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

During the quarter ended September 30, 2024, a material weakness related to accounting and disclosure for complex non-routine transactions which specifically related to the disposal of the Agency business and discontinued operations was identified. The material weakness in internal control over financial reporting was significantly impacted by the size and scope of our accounting and finance function which was further reduced during the quarter as a result of the disposal of our agency business. Management’s enhancements to the control environment, which were implemented in the fourth quarter of 2024, have been determined to have remediated the material weakness.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in our internal control over financial reporting, other than as reported above, during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002 due to the Company’s smaller reporting company status elected on Form 10-K.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” under Item 408 of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Part III is omitted from this Report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEMS 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on June 4, 2025 and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm." Our Code of Business Conduct and Ethics can be found on our website www.cnfrh.com.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 166)	55
	Consolidated Balance Sheets – December 31, 2024 and 2023	58
	Consolidated Statements of Operations – For Years Ended December 31, 2024 and 2023	59
	Consolidated Statements of Comprehensive Income (Loss) – For Years Ended December 31, 2024 and 2023	60
	Consolidated Statement of Changes in Shareholders’ Equity – For Years Ended December 31, 2024 and 2023	61
	Consolidated Statements of Cash Flows – For Years Ended December 31, 2024 and 2023	62
	Notes to Consolidated Financial Statements	65
2.	Financial Statement Schedules
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Conifer Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Conifer Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2024 and 2023; and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current year audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 7 to the Financial Statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expenses (LAE) totaled $189 million at December 31, 2024. The Company’s reserve for unpaid losses and LAE represents the estimated ultimate cost of settling all claims incurred related to insured events that have occurred as of the reporting date. The Company determines the reserve for unpaid losses and LAE on an individual-case basis for those claims reported as of December 31, 2024, with bulk reserves for additional development, if any, on the reported claims and an estimate for unpaid losses and LAE for all claims incurred related to insured events that have occurred as of December 31, 2024 but have not yet been reported by the policyholders to the Company (collectively referred to as incurred but not reported or IBNR). The Company estimates IBNR reserves by projecting ultimate losses using industry-accepted actuarial methods. Management engages an independent actuarial firm to prepare an actuarial analysis of unpaid losses and LAE and provides a statement of actuarial opinion on management’s estimate of unpaid losses and LAE.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the unpaid loss and LAE reserve included the following, among others:

•
We obtained an understanding and evaluated the design of key controls over the process and data used by management to estimate the liability for unpaid losses and LAE, including those controls related to the estimation of and management’s review of the estimated liability of unpaid losses and LAE.
•
We tested the completeness and accuracy of the underlying data used by the Company’s actuaries, such as paid loss data, case reserve data, loss adjustment expense data, and loss development tables.
•
We evaluated management’s prior year estimate for unpaid losses and LAE and the factors leading to changes in the estimate recognized in the current year. We assessed the reasonableness of management’s revisions to the estimate for unpaid losses and LAE, as disclosed in Note 7 to the financial statements.
•
We performed additional analysis over certain lines of business where historical development of losses could have a significant impact on the current estimate of unpaid losses.
•
With assistance from our actuarial specialist, we evaluated the appropriateness and respective weighting of the actuarial methodologies selected by management used to develop the unpaid losses and LAE reserve estimate.
•
We performed additional analysis over certain lines that were not reviewed by management’s external opining actuary to assess the overall reasonableness of the estimate of the reserve for unpaid losses.

Valuation of Contingent Consideration - Refer to Notes 2 and 5 of the Financial Statements

Critical Audit Matter Description

As described in Note 2 to the Company’s financial statements, the Company completed the sale of Conifer Insurance Services (“CIS”) to BSU Leaf Holdings LLC on August 30, 2024. In connection with the sale of CIS, the Company also disposed of its equity method investment in Sycamore Specialty Underwriters, LLC (“SSU”) on August 30, 2024. CIS, the related wholesale agency segment, and all small agency operations outside of CIS, were discontinued, and are reported as discontinued operations for all periods presented.

The initial purchase price of CIS was $45 million, along with three contingent payments based on performance thresholds of the gross revenue earned by CIS in the applicable quarter, with the aggregate amount of the contingent payments capped at $25 million. The first contingent payment of $5 million was earned during the third quarter of 2024, and was received in the fourth quarter of 2024. The second $10 million contingent payment is not expected to be earned until mid-2025 and the third $10 million contingent payment is not expected to be earned until after 2025 , if at all. A gain of $54.6 million was recognized on the sale of CIS. The purchase price of SSU was $6.5 million with $3 million paid in cash at the time of closing and the remaining $3.5 million was paid to the Company during the fourth quarter of 2024. A gain of $6.5 million was recognized on the sale of SSU.

Auditing management’s estimate of the fair value of two $10 million contingent payments, including estimating the extent of time it will take to achieve the contingent payments, the credit quality of the buyer, and the risk that the contingent payment may not be achieved at all was challenging because of the subjectivity used by management when evaluating whether the Company will meet its performance thresholds of the gross revenue to be earned by CIS in the applicable quarters.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to audit this critical audit matter included the following:

•
We obtained an understanding and evaluated the design of management’s internal controls over developing the Company's estimates of its gross revenue by quarter. We evaluated the design of controls over management's process to forecast financial results after the date of the sale of CIS, including management's review of significant assumptions and the completeness and accuracy of underlying data use in the forecast. Projected revenue is a key factor in assessing if the Company will meet the thresholds to earn the contingent payments.
•
With the assistance of our internal valuation specialists, we evaluated the estimate made by the Company in determining the fair value of the contingent payments. We assessed the appropriateness of the valuation methodologies selected by management, including the model utilized and reasonableness of the discount factors selected and the results of the simulations performed by the Company’s valuation firm.
•
We assessed the reasonableness of the Company’s assumptions related to forecasted revenue, including expected premium volume in comparison to historical experience and other sources of future revenue and considered whether the assumptions were consistent with evidence obtained in other areas of the audit.
•
We also reviewed managements initial projected revenue estimates with subsequent information obtained including actual revenues achieved in the earnout period subsequent to year-end compared with the initial estimates made by management in evaluating the reasonableness of the projections.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2022.

East Lansing, Michigan

March 28, 2025

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2024	2023
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $117,827 and $135,370, respectively)	$105,665	$122,113
Equity securities, at fair value (cost of $1,836 and $2,385, respectively)	1,603	2,354
Short-term investments, at fair value	21,151	20,838
Total investments	128,419	145,305

Cash and cash equivalents	27,654	10,663
Premiums and agents' balances receivable, net	9,901	29,364
Receivable from Affiliate	—	1,047
Reinsurance recoverables on unpaid losses	84,490	70,807
Reinsurance recoverables on paid losses	6,919	12,619
Prepaid reinsurance premiums	6,088	28,908
Deferred policy acquisition costs	6,380	6,405
Receivable from contingent considerations	8,070	—
Other assets	3,735	7,036
Assets from discontinued operations	—	3,452
Total assets	$281,656	$315,606
Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$189,285	$174,612
Unearned premiums	30,590	65,150
Reinsurance premiums payable	1	246
Debt	11,932	25,061
Funds held under reinsurance agreements	25,829	24,550
Premiums payable to other insureds	—	13,986
Liabilities from discontinued operations	—	4,083
Accounts payable and other liabilities	2,494	5,029
Total liabilities	260,131	312,717

Commitments and contingencies	—	—

Shareholders' equity:
Series A Preferred Stock, no par value (10,000,000 shares authorized; 0 and 1,000 issued and outstanding, respectively)	—	6,000
Common stock, no par value (100,000,000 shares authorized; 12,222,881 issued and outstanding, respectively)	98,178	98,100
Accumulated deficit	(63,153)	(86,683)
Accumulated other comprehensive income (loss)	(13,500)	(14,528)
Total shareholders' equity	21,525	2,889
Total liabilities and shareholders' equity	$281,656	$315,606

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue and Other Income
Gross earned premiums	$106,612	$146,572
Ceded earned premiums	(45,750)	(62,637)
Net earned premiums	60,862	83,935
Net investment income	5,763	5,447
Net realized investment gains (losses)	(125)	(20)
Change in fair value of equity securities	(203)	608
Other gains	646	—
Other income	328	552
Total revenue and other income	67,271	90,522

Expenses
Losses and loss adjustment expenses, net	73,302	82,413
Policy acquisition costs	13,335	15,797
Operating expenses	11,831	16,738
Interest expense	4,883	3,206
Total expenses	103,351	118,154

Income (loss) from continuing operations before income taxes	(36,080)	(27,632)
Income tax expense (benefit)	(1,840)	(353)

Net income (loss) from continuing operations	(34,240)	(27,279)
Net income from discontinued operations	58,587	1,375
Net income (loss)	24,347	(25,904)
Series A Preferred Stock Dividends and Redemption premium	817	19
Net income (loss) allocable to common shareholders	23,530	(25,923)

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$(2.87)	$(2.23)
Net income from discontinued operations	$4.79	$0.11
Net income (loss) allocable to common shareholders	$1.93	$(2.12)

Weighted average common shares outstanding, basic and diluted	12,222,881	12,220,511

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2024	2023
Net income (loss)	$24,347	$(25,904)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	1,111	3,624
Other changes in other comprehensive income	(83)	—
Income tax expense (benefit)	—	—
Unrealized investment gains (losses), net of tax	1,028	3,624
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	(51)
Income tax expense (benefit)	—	—
Total reclassifications included in net income (loss), net of tax	—	(51)

Other comprehensive income (loss)	1,028	3,675

Total comprehensive income (loss)	$25,375	$(22,229)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(dollars in thousands)

	No Par, Series A Preferred Stock		No Par, Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity
Balances at January 1, 2022	—	—	12,215,849	97,913	(60,760)	(18,203)	18,950
Net income (loss)	—	—	—	—	(25,904)	—	(25,904)
Issuance of Series A Preferred Stock	1,000	6,000	—	—	—	—	6,000
Repurchase of common stock	—	—	(1,968)	(3)	—	—	(3)
Dividends on Series A Preferred Stock	—	—	—	—	(19)	—	(19)
Stock-based compensation expense	—	—	9,000	190	—	—	190
Other comprehensive income (loss)	—	—	—	—	—	3,675	3,675
Balances at December 31, 2023	1,000	$6,000	12,222,881	$98,100	$(86,683)	$(14,528)	$2,889
Net income (loss)	—	—	—	—	24,347	—	24,347
Stock-based compensation expense	—	—	—	78	—	—	78
Dividends on Series A Preferred Stock	—	—	—	—	(420)	—	(420)
Redemption premium on Series A Preferred Stock					(397)		(397)
Redemption of Series A Preferred Stock	(1,000)	(6,000)	—	—	—	—	(6,000)
Other comprehensive income (loss)	—	—	—	—	—	1,028	1,028
Balances at December 31, 2024	—	$—	12,222,881	$98,178	$(63,153)	$(13,500)	$21,525

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$(34,240)	$(27,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,671	545
Amortization of bond premium and discount, net	(419)	(871)
Net realized investment (gains) losses	125	20
Change in fair value of equity securities	203	(608)
Deferred Income tax expense	—	328
Stock-based compensation expenses	78	190
Other	(1,901)	(144)
Other gains/losses	(646)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums, agents' balances and other receivables	19,216	(4,186)
Reinsurance recoverables	(7,983)	5,878
Prepaid reinsurance premiums	22,820	(12,509)
Deferred policy acquisition costs	24	4,074
Other assets	2,135	(663)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	14,673	9,073
Unearned premiums	(34,560)	(2,737)
Funds held under reinsurance agreements	1,196	13,450
Reinsurance premiums payable	(245)	(5,898)
Premiums payable to other insureds	(13,986)	13,986
Accounts payable and other liabilities	(4,035)	(239)
Net cash provided by (used in) operating activities - discontinued operations	3,195	(5,802)
Net cash provided by operating activities	(32,679)	(13,392)
Cash Flows From Investing Activities
Purchases of investments	(193,590)	(234,869)
Proceeds from maturities and redemptions of investments	16,074	10,424
Proceeds from sales of investments	196,716	222,772
Proceeds from CIS Sale	51,778	—
Proceeds from SSU Sale	6,500	—
Net cash provided by (used in) investing activities - discontinued operations	(7,184)	1,401
Net cash provided by (used in) investing activities	70,294	(272)
Cash Flows From Financing Activities
Proceeds received from issuance of shares of Series A Preferred Stock	—	6,000
Proceeds from issuance of long term debt	—	6,727
Repayment of Series A Preferred Stock	(6,000)	—
Repayment of long-term debt	(14,250)	(13,971)
Dividends paid on Series A Preferred Stock	(439)	—
Redemption premium on Series A Preferred Stock	(397)	—
Repurchase of common stock	—	(3)
Debt issuance costs	—	(1,999)
Net cash provided by (used in) financing activities	(21,086)	(3,246)
Net increase (decrease) in cash	16,529	(16,910)
Cash at beginning of period	11,125	28,035
Cash at end of period	27,654	11,125
Less: Cash and cash equivalents of discontinued operations at the end of period	—	462
Cash and cash equivalents of continuing operations at the end of period	$27,654	$10,663

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Supplemental Disclosure of Cash Flow Information

(dollars in thousands)

	Year Ended December 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,260	$3,077
Senior Secured Notes Call Premium	753	—
Income taxes paid (refunded), net	1	1
Exchanging of public senior unsecured notes	—	11,160
Series A Preferred Stock dividends declared but not paid at end of period	—	19

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

VSRM used to own 50% of Sycamore Specialty Underwriters, LLC ("SSU"). In the third quarter of 2024, VSRM sold its 50% ownership to an entity owned by Andrew Petcoff for $6.5 million.

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

As of December 31, 2024, the Company is only writing a small amount of commercial business, and continues to write the specialty homeowners business in Texas, Illinois and Indiana. The Company’s corporate headquarters are located in Troy, Michigan.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying these estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. While management believes the amounts included in the consolidated financial statements reflect management's best estimates and assumptions, actual results may differ from these estimates.

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

Lease Accounting

The Company accounts for leases under FASB Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which required the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value upon initial recognition, for all leases that extend beyond 12 months. For operating leases, the asset and liability are amortized over the lease term with expense recognized on a straight-line basis and all cash flows included in the operating section of the consolidated statement of cash flows. We do not have any financing leases. Our operating leases consist primarily of real estate utilized in the operation of our businesses with lease terms ranging from 5 to 10 years. Management has determined the appropriate discount rate to use in calculating the right-to-use asset and lease liability is 9.5%. The Company records a right-of-use asset and lease liabilities included in Other Assets and Accounts Payable and Other Liabilities in the Consolidated Balance Sheets. As of December 31, 2024, the Company had a right-of-use asset of $101,000, and lease liability of $102,000. As of December 31, 2023, the Company had a right-of-use asset of $960,000 and lease liabilities of $1.0 million.

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

Investment company limited partnerships are measured at their net asset value, which approximates fair value. Any changes in the net asset value are recognized in net operating results in the Consolidated Statements of Operations.

The Company carries other equity investments that do not have a readily determinable fair value at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. We review these investments for impairment during each reporting period. These investments are a component of Other Assets in the Consolidated Balance Sheets.

Credit Losses

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

Reinsurance

Reinsurance premiums, commissions, losses and loss adjustment expenses ("LAE") on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses and LAE paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverables on unpaid losses and LAE are estimated based upon assumptions consistent with those used in establishing the gross liabilities as they are applied to the underlying reinsured contracts. The Company records an allowance for credit losses on uncollectible reinsurance recoverables based on an assessment of the reinsurer’s creditworthiness and collectability of the recorded amounts. Management believes an allowance for credit losses on uncollectible recoverables from its reinsurers was not necessary for the periods presented.

The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of policy acquisition costs and recognized ratably over the underlying policy period.

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

To the extent that unearned premiums on existing policies are not adequate to cover the sum of expected losses and LAE, unamortized acquisition costs and policy maintenance costs, unamortized deferred policy acquisition costs are charged to expense to the extent required to eliminate the premium deficiency. If the premium deficiency is greater than the unamortized policy acquisition costs, a liability is recorded for any such deficiency. As of December 31, 2024 and 2023, there was no premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency exists. Management performs this evaluation at each insurance product line level.

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

The applicable portion of the unpaid losses and LAE recoverable from reinsurers under reinsurance contracts are reported separately as assets on the consolidated balance sheets.

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

As of December 31, 2024 and 2023, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

Other Income

Other income consists primarily of fees charged to policyholders by the Company for services outside of the premium charge, such as installment billings or policy issuance costs. Commission income is also received by the Company’s insurance agencies through the date of disposal of CIS on August 30, 2024, for writing policies for third party insurance companies. The Company recognizes commission income on the later of the effective date of the policy, the date when the premium can be reasonably established, or the date when substantially all services related to the insurance placement have been rendered.

Operating Expenses

Operating expenses consist primarily of other underwriting, compensation and benefits, information technology, facility and other administrative expenses.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance beginning with this Annual Report on Form 10-K and the adoption did not have a significant impact to the Company's required disclosures.

Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require disclosure of additional information about specific expense categories in the notes to financial statements for all public business entities. ASU 2024-03 is effective for annual reporting beginning with the fiscal year ending December 31, 2027, and for interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

Risks and Uncertainties

The Company is exposed to interest rate risks as it maintains a significant amount of its investment portfolio in debt securities. As of December 31, 2024, total net unrealized losses in the debt securities was $12.3 million. Management believes it will not need to sell debt securities at significant losses as it has the ability and intention to hold them until maturity or their values improve.

The Company is exposed to a concentration of risk. The go-forward business is substantially all homeowners business. The Company has only one MGA generating all of the homeowners business. In addition, 92% of the homeowners business written in 2024 is within Texas.

Company Liquidity

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. The Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company, and we do not anticipate any dividends being paid to us from our insurance subsidiaries during 2025.

Due to significant losses in 2023 and 2024, much of which is attributable to strengthening reserves on the commercial liability lines of business (which are now all in run-off), both Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. In particular, there was significant additional adverse development in CIC in the fourth quarter of 2024. This resulted in the need for CHI to contribute an additional $16.0 million into CIC in order for CIC to remain above the Regulatory Action Level of the Risk Based Capital (“RBC”). Even with these contributions, CIC fell within the Company Action Level with an RBC ratio of 156% and was required to submit a plan of remediation to its domiciliary regulator. CIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2024. To fund these additional contributions, CHI utilized proceeds from the CIS Sale and raised $7.5 million from the issuance of our Series B Preferred Stock. WPIC no longer writes any business and CIC’s writings are significantly constrained by its diminished capital position.

If we do not remediate the regulatory deficiency the insurance regulator could suspend or terminate CIC’s authority to write business. Also, A.M. Best and Kroll downgraded the financial strength ratings of both companies and we terminated the rating relationship. Therefore, neither company is currently rated by a nationally recognized statistical rating organization which can have an impact on the ability to market to policyholders. These circumstances could jeopardize the ability of the Company to generate insurance underwriting revenues.

As an effort to support CIC and WPIC during 2024, the Parent Company received no intercompany service fees from the Insurance Company Subsidiaries and has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

With the recent sale proceeds of $7.5 million from Series B Preferred Stock, anticipated go-forward revenue primarily from CIC, the expected receipt of a $10.0 million second earnout payment during mid-2025, the potential sale of available assets which could generate short-term cash flow and additional short-term financing available from existing investors, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

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

In connection with the CIS Sale, 68 of the Company’s 77 employees were transferred to the Buyer, including Nicholas Petcoff, the Company’s then current Chief Executive Officer (and related party of the Company), as well as all of the underwriting, claims and IT teams, and a portion of the finance staff and other operating staff. As part of the completion of the CIS Sale, Mr. Petcoff resigned from his role as Chief Executive Officer and director on August 30, 2024. In connection with his resignation, Mr. Petcoff was paid $635,375 as a performance bonus in 2024. Mr. Petcoff can earn an additional $635,375 if the Company receives the maximum earnout payments.

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

The contingent consideration payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of September 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and received in December 2024. The second contingent payment is expected to be earned in 2025 and the third contingent payment is not expected to be earned until after 2025, if at all. The Company determined the combined fair value of the second and third contingent payments to be $8.1 million as of December 31, 2024. As fair value estimates change over time, subsequent measurement adjustments will be reflected in income or loss in the period of change. See Note 5 ~ Fair Value Measurements for further details.

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

Total consideration on the sale of CIS is $59.5 million comprised of the initial cash consideration of $46.6 million, the fair value of the first contingent payment of $4.9 million, and the combined estimated fair value of the second and third contingent payments of $8.0 million as of August 30, 2024.

The gain on sale of CIS is calculated as follows:

Total consideration at closing	$46,552
First contingent consideration as of August 30, 2024	4,894
Second and third contingent considerations as of August 30, 2024	8,030
Total consideration	$59,476

Less:
Carrying value of CIS net assets	$556
Transaction costs and other adjustments	4,339
Gain on sale of CIS	$54,581

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

The difference in the $4.1 million of liabilities from discontinued operations shown on the Company's Consolidated Balance Sheets as of December 31, 2023 compared to total liabilities of $401,000 shown in the table above, as of December 31, 2023, was primarily due to intercompany balances.

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

Since the completion of the sale, the Company has incurred commission expense of $1.6 million for business produced by CIS, $1.5 million for claims administration expense for claims services performed by CIS and $2.4 million of commission expense for business produced by SSU from September 1, 2024 through December 31, 2024.

Below represents statements of operations of the discontinued operations for the year ended December 31, 2024 and 2023:

Discontinued Operations
Consolidated Statement of Operations	Year Ended December 31,
	2024	2023
Revenue and Other Income from operations
Commission revenue	$32,944	$6,921
Investment income	86	80
Other income	376	138
Total revenue and other income from operations	33,406	7,139

Expenses
Policy acquisition costs	29,099	6,331
Administrative expenses	5,023	1,153
Total expenses	34,122	7,484

Income (loss) from operations before income taxes	(716)	(345)

Gains from sale and disposal transactions
Gain on sale of CIS	54,581	—
Gain on sale of SSU	6,459	—
Gain from sale of renewal rights	—	2,335
Total gains from sale and disposal transactions	61,040	2,335

Income before income taxes	60,324	1,990
Equity earnings (loss) in Affiliate, net of tax	97	(252)
Income tax expense (benefit)	1,834	363
Net income from discontinued operations	$58,587	$1,375

The Company’s accounting policy for net cash received from the sale of discontinued operations is to show a cash inflow from investing activities in continuing operations. As such, the Company reflected $54.8 million in proceeds received from the sale of discontinued operations in the investing section of our cash flow.

Below represents statements of cash flows of the discontinued operations for year ended December 31, 2024 and 2023:

Discontinued Operations Statement of Cash Flows	Year Ended December 31,
	2024	2023
Cash flows from Operating Activities
Net income from discontinued operations	$58,587	$1,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on sale of CIS	(54,581)	—
Gain on sale of SSU	(6,459)	—
Gain from sale of renewal rights	—	(2,335)
Deferred income tax expense	—	(345)
Equity (earnings) loss in subsidiary	(97)	252
Allocated expense from Corporate	1,147	177
Other	755	(33)

Changes in Assets & Liabilities:
Premiums receivable	(30,598)	68
Settlement of intercompany balances	(2,507)	—
Change in deferred acquisition costs	1,933	(69)
Intercompany receivables	4,154	(3,194)
Other receivables	(1,692)	301
Income taxes payable	(655)	612
Premiums payable	33,272	—
Other liabilities	3,463	(2,612)
Net cash provided by (used in) operating activities	6,722	(5,803)

Cash flows from Investing Activities
Cash disposed in CIS sale	(7,184)	—
Proceeds from sale of renewal rights	—	2,335
Additional true-up Contribution to SSU	—	(934)
Net cash provided by (used in) investing activities	(7,184)	1,401

Change in cash from discontinued operations	(462)	(4,402)
Cash at beginning of period from discontinued operations	462	4,864
Cash at end of period from discontinued operations	-	462

SSU Sale

Prior to August 30, 2024 the Company owned 50% of SSU and the other 50% of SSU was owned by Andrew Petcoff, the son of James Petcoff, the Company’s former Executive Chairman and Co-Chief Executive Officer and beneficial owner of more than 5% of the Company’s common stock. Andrew Petcoff purchased 50% of SSU from the Company on December 31, 2022, for $1,000.

On August 30, 2024, the Company completed the sale of its 50% ownership interest in SSU to an entity owned by Andrew Petcoff. Pursuant to the Membership Interest Purchase Agreement, dated as of August 30, 2024 (the “SSU Agreement”) among Sycamore Financial Group, LLC, Andrew Petcoff and VSRM Insurance Agency, Inc., the aggregate purchase price was $6.5 million with $3.0 million paid in cash to the Company at the time of the closing and the remaining $3.5 million was paid to the Company during the fourth quarter of 2024. A gain of $6.5 million was recognized on the sale of SSU.

As part of the sale, the Company entered into a new program administration agreement with SSU, which requires SSU to provide underwriting and systems support to the homeowners programs that they produce. Separately, the Company entered into a claims administration agreement with CIS, now owned by BSU Leaf Holdings LLC., to handle all homeowners claims going forward.

Debt Payoff and Series A Preferred Stock Redemption

With a portion of the proceeds from the CIS Sale, the Company paid off 100% of the $9.3 million privately placed 12.5% Senior Secured Note which were outstanding at August 30, 2024 (the "Senior Secured Notes"), and redeemed 100% of the $6.0 million of the Series A Preferred Stock. The Company incurred a redemption premium of $397,000 from the Series A Preferred Stock, and recorded the premium as additional dividends paid on the Series A Preferred Stock. See Note 9 ~ Debt and Note 12 ~ Shareholders Equity for more information.

3. Sale of Renewal Rights

In September 2023, the Company sold the renewal rights of one of its insurance programs to another insurer for $2.5 million in cash in addition to agreeing to participate in the Company's issuance of new public debt in September 2023, by purchasing $5.0 million of new debt. The program provided mostly liability insurance to the security guard and alarm installation industries. The program produced gross earned premiums of $19.1 million and $55.9 million in 2024 and 2023, respectively. The buyer began writing new and renewal policies for this program as of September 15, 2023. On September 30, 2023, the Company ceded 100% of its gross unearned premium of $30.9 million in the program to the buyer in return for an $8.4 million ceding commission. As of December 31, 2024, the Company retained $25.8 million of net cash owed to the buyer under a funds withheld provision. This can be seen in the funds held under reinsurance agreements in the liability section of the Company's Consolidated Balance Sheets. The funds withheld balance is expected to be paid out as premiums are earned and related claims are paid over a period of approximately seven years. The Company incurred $135,000 in expense related to this transaction.

4. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the twelve months ended December 31, 2024 and 2023. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses were $12.3 million and $13.3 million as of December 31, 2024 and 2023, respectively. The gross unrealized losses were from the Company's available-for-sale securities are due to market conditions and interest rate changes. Management believes it will not need to sell its available-for-sale securities at significant losses as it has the ability and intention to hold them until maturity or until their values improve.

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at December 31, 2024 and 2023 were as follows (dollars in thousands):

	December 31, 2024
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$4,573	$4	$(75)	$4,502
State and local government	21,933	—	(3,810)	18,123
Corporate debt	33,543	—	(2,903)	30,640
Asset-backed securities	28,432	84	(83)	28,433
Mortgage-backed securities	24,605	—	(4,940)	19,665
Commercial mortgage-backed securities	1,899	1	(69)	1,831
Collateralized mortgage obligations	2,842	—	(371)	2,471
Total debt securities available for sale	$117,827	$89	$(12,251)	$105,665

	December 31, 2023
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$5,405	$3	$(161)	$5,247
State and local government	24,274	—	(3,810)	20,464
Corporate debt	34,002	—	(3,507)	30,495
Asset-backed securities	38,289	47	(584)	37,752
Mortgage-backed securities	26,768	—	(4,641)	22,127
Commercial mortgage-backed securities	3,404	—	(160)	3,244
Collateralized mortgage obligations	3,228	—	(444)	2,784
Total debt securities available for sale	$135,370	$50	$(13,307)	$122,113

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2024
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	5	$2,208	$(13)	5	$1,657	$(62)	10	$3,865	$(75)
State and local government	3	1,068	(23)	104	17,055	(3,787)	107	18,123	(3,810)
Corporate debt	1	95	(5)	63	30,545	(2,898)	64	30,640	(2,903)
Asset-backed securities	1	298	(1)	6	5,630	(82)	7	5,928	(83)
Mortgage-backed securities	1	5	(1)	65	19,660	(4,939)	66	19,665	(4,940)
Commercial mortgage -backed securities	—	—	—	2	1,066	(69)	2	1,066	(69)
Collateralized mortgage obligations	—	—	—	29	2,471	(371)	29	2,471	(371)
Total debt securities available for sale	11	3,674	(43)	274	78,084	(12,208)	285	81,758	(12,251)

	December 31, 2023
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	1	$649	$(7)	9	$3,400	$(154)	10	$4,049	$(161)
State and local government	3	1,193	(7)	113	19,096	(3,803)	116	20,289	(3,810)
Corporate debt	—	—	—	66	30,495	(3,507)	66	30,495	(3,507)
Asset-backed securities	1	1,090	(1)	21	16,270	(583)	22	17,360	(584)
Mortgage-backed securities	4	11	(1)	64	22,116	(4,640)	68	22,127	(4,641)
Commercial mortgage -backed securities	—	—	—	4	3,225	(160)	4	3,225	(160)
Collateralized mortgage obligations	—	—	—	32	2,803	(444)	32	2,803	(444)
Total debt securities available for sale	9	$2,943	$(16)	309	$97,405	$(13,291)	318	$100,348	$(13,307)

The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2024	2023
Debt securities	$4,450	$4,121
Equity securities	31	36
Cash, cash equivalents, and short-term investments	1,505	1,524
Total investment income	5,986	5,681
Investment expenses	(223)	(234)
Net investment income	$5,763	$5,447

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt securities and equity securities, as follows (dollars in thousands):

	December 31,
	2024	2023
Debt securities:
Gross realized gains	$10	$—
Gross realized losses	(17)	(20)
Total debt securities	(7)	(20)
Equity securities:
Gross realized gains	—	—
Gross realized losses	(118)	—
Total equity securities	(118)	—
Total net realized investment gains	$(125)	$(20)

Proceeds from the sales of available-for-sale securities were $1.9 million and $11.9 million for the years ended December 31, 2024 and 2023, respectively. The gross realized gains from sales of available-for-sale securities for the years ended December 31, 2024 and 2023 were $10,000 and $0, respectively. The gross realized losses from sales of available-for-sale securities for the years ended December 31, 2024 and 2023 were $17,000 and $18,000, respectively.

As of December 31, 2024 and 2023, there were $0 of payables from securities purchased, respectively. As of December 31, 2024 and 2023, there were $0 of receivables from securities sold, respectively.

The Company's gross unrealized losses related to its equity investments were $584,000 and $535,000 as of December 31, 2024 and 2023, respectively. The Company's gross unrealized gains related to its equity investments were $350,000 and $505,000 as of December 31, 2024 and 2023, respectively.

Proceeds from sales of short-term investments were $124.7 million and $129.4 million for the years ended December 31, 2024, and 2023, respectively. Purchases of short-term investments were $188.4 million and $212.6 million for the years ended December 31, 2024 and 2023, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value and are recorded at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There was no impairment or observable changes in price recorded during 2024 related to the Company's equity securities without readily determinable fair value. These investments are a component of Other Assets in the Consolidated Balance Sheets. The value of these investments as of December 31, 2024 and December 31, 2023 were $250,000 and $1.4 million, respectively.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2024. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,123	$3,057
Due after one year through five years	31,279	29,602
Due after five years through ten years	15,600	13,172
Due after ten years	10,047	7,434
Securities with contractual maturities	60,049	53,265
Asset-backed securities	28,432	28,433
Mortgage-backed securities	24,605	19,665
Commercial mortgage-backed securities	1,899	1,831
Collateralized mortgage obligations	2,842	2,471
Total debt securities	$117,827	$105,665

At December 31, 2024 and 2023, the Insurance Companies Subsidiaries had an aggregate of $8.3 million and $8.2 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At December 31, 2024 and 2023, the Company had $108.4 million and $123.5 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. Approximately $107.6 million of the trust account balances are for collateral of gross unearned premiums and gross loss reserves of the fronted business on the Security Program and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the unearned premiums run off to zero and loss reserves are paid on these programs, any remaining trust balances will be released and available for general use.

5. Fair Value Measurements

The Company’s financial instruments include assets carried at fair value, as well as debt carried at face value, net of unamortized debt issuance costs, which are also disclosed at fair value in this note. All fair values disclosed in this note are determined on a recurring basis other than the debt and the contingent considerations which are a non-recurring fair value measure. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices from sources independent of the reporting entity (“observable inputs”) and the lowest priority to prices determined by the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The fair value hierarchy is as follows:

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,502	$—	$4,502	$—
State and local government	18,123	—	18,123	—
Corporate debt	30,640	—	30,640	—
Asset-backed securities	28,433	—	28,433	—
Mortgage-backed securities	19,665	—	19,665	—
Commercial mortgage-backed securities	1,831	—	1,831	—
Collateralized mortgage obligations	2,471	—	2,471	—
Total debt securities	105,665	—	105,665	—
Equity Securities	311	91	220	—
Short-term investments	21,151	21,151	—	—
Total marketable investments measured at fair value	$127,127	$21,242	$105,885	$—

Investments measured at NAV:
Investment in limited partnership	1,292
Total investments measured at fair value	$128,419

Contingent considerations from CIS sale	8,070	—	—	8,070
Total assets measured at fair value	$136,489

Liabilities:
Senior unsecured notes *	$10,799	$—	$10,799	$—
Total Liabilities (non-recurring fair value measure)	$10,799	$—	$10,799	$—

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

	December 31, 2023
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,247	$—	$5,247	$—
State and local government	20,464	—	20,464	—
Corporate debt	30,495	—	30,495	—
Asset-backed securities	37,752	—	37,752	—
Mortgage-backed securities	22,127	—	22,127	—
Commercial mortgage-backed securities	3,244	—	3,244	—
Collateralized mortgage obligations	2,784	—	2,784	—
Total debt securities	122,113	—	122,113	—
Equity Securities	896	139	757	—
Short-term investments	20,838	20,838	—	—
Total marketable investments measured at fair value	$143,847	$20,977	$122,870	$—

Investments measured at NAV:
Investment in limited partnership	1,458
Total assets measured at fair value	$145,305

Liabilities:
Senior unsecured notes *	$11,791	$—	$11,791	$—
Senior secured notes *	9,965	—	—	9,965
Total Liabilities (non-recurring fair value measure)	$21,756	$—	$11,791	$9,965

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheet

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 17% and 15% of the fair value of the total marketable investments measured at fair value as of December 31, 2024 and December 31, 2023, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds, corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 83% and 85% of the fair value of the total marketable investments measured at fair value as of December 31, 2024 and December 31, 2023, respectively.

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

As of December 31, 2024, the Company paid off its Senior Secured Notes. As of December 31, 2023, the fair value of the Senior Secured Notes reported at amortized cost was considered a Level 3 liability in the fair value hierarchy and was entirely comprised of the Company's Senior Secured Notes. In determining the fair value of the Senior Secured Notes outstanding at December 31, 2023, the security attributes (issue date, maturity, coupon, calls, etc.) were entered into a valuation model. A lognormal trinomial interest rate lattice was created within the model to compute the option adjusted spread (“OAS”) which is the amount, in basis points, of interest rate required to be paid under the debt agreement over the risk-free U.S. Treasury rates. The OAS was then entered back into the model along with the December 31, 2023 U.S. Treasury rates. A new lattice was generated and the fair value was computed from the OAS. There were no changes in assumptions of credit risk from the issuance date.

As of December 31, 2024, the Company had an asset for contingent consideration related to the CIS Sale. The fair value measurement of the contingent consideration asset was determined using Level 3 inputs. At the time of the fair value analysis, the second and third $10.0 million contingent payments were not expected to be earned until the end of 2025 or later, if at all. The Company determined the combined fair value of the second and third contingent payments to be $8.1 million, as of December 31, 2024. The fair value was calculated based on the average of 20,000 simulations of a Monte Carlo analysis performed using Geometric Brownian Motion. Key assumptions in the analysis included the following as of December 31, 2024:

Contingent Consideration

Discount rate	11.8%
Gross revenue risk adjustment	4.4%
Gross revenue volatility	17.5%
Risk-free rate	4.3%
Weighted average cost of capital	12.5%

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. The table below shows a rollforward of Level 3 assets and liabilities held at fair value during the twelve months ended December 31, 2024 (dollars in thousands):

	Balance as of January 1, 2024	Additions into Level 3	Subtractions out of Level 3	Change in Fair Value	Balance as of December 31, 2024
Contingent considerations	—	$12,924	$(4,894)	$40	$8,070
Total recurring Level 3 assets	—	$12,924	$(4,894)	$40	$8,070

* The $4.9 million of subtractions out of the Level 3 contingent considerations were due to the Company receiving payment from the first contingent consideration in the fourth quarter of 2024.

6. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2024 and 2023. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2024	2023
Balance at beginning of period	$6,405	$10,479
Deferred policy acquisition costs	13,310	16,026
Amortization of policy acquisition costs	(13,335)	(15,797)
Impact from renewal rights sale	—	(4,303)
Net change	(25)	(4,074)
Balance at end of period	$6,380	$6,405

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

Management believes that the reserve for losses and LAE, any related estimates of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the consolidated financial statements and amounts expected to be recovered from reinsurers based on all available facts and in accordance with applicable laws and regulations.

The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated (dollars in thousands):

	December 31,
	2024	2023
Gross reserves - beginning of period	$174,612	$165,539
Less: reinsurance recoverables on unpaid losses	70,807	82,651
Net reserves - beginning of period	103,805	82,888
Add: incurred losses and loss adjustment expenses, net of reinsurance
Current period	39,587	64,580
Prior period	33,715	17,833
Total net incurred losses and loss adjustment expenses	73,302	82,413
Deduct: loss and loss adjustment expense payments, net of reinsurance
Current period	24,536	27,001
Prior period	47,776	34,495
Total net loss and loss adjustment expense payments	72,312	61,496
Net reserves - end of period	104,795	103,805
Plus: reinsurance recoverables on unpaid losses	84,490	70,807
Gross reserves - end of period	$189,285	$174,612

There was $33.7 million and $17.8 million of adverse development on prior accident year reserves in 2024 and 2023, respectively. There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2024 and 2023.

Of the $33.7 million of adverse development in 2024, $7.3 million was related to the 2023 accident year, $12.5 million was related to the 2022 accident year, $10.1 million was related to the 2021 accident year, and $3.8 million was related to 2020 and prior accident years. The Company's Security Program had $32.8 million of adverse development in 2024. The Security Program is no longer written by the Company. As a result of this loss emergence, the Company increased its expected loss ratio selections on both prior accident years as well as the current accident year, resulting in increases to our carried loss reserves.

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

Loss Development Tables

The following tables represent cumulative incurred loss and allocated loss adjustment expenses ("ALAE"), net of reinsurance, by accident year and cumulative paid loss and ALAE, net of reinsurance, by accident year, for the years ended December 31, 2014 to 2024, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2024, by reportable segment and accident year (dollars in thousands). The tables do not include reinsurance recoverables from the LPT. The 2024 and 2023 columns in the commercial lines incurred and paid loss tables below do not include reinsurance recoverables on reserves of $10.6 million and $10.9 million and reinsurance recoverables on paid losses of $3.4 and $3.8 million, respectively, related to the LPT.

Commercial Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance										Total IBNR	Cumulative number of reported claims
Accident
Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	2024	2024
2015	22,442	26,633	31,861	34,478	36,372	37,795	38,824	39,093	39,311	39,333	—	1,756
2016		32,396	34,935	40,440	44,355	46,089	46,993	48,677	49,162	49,349	—	2,365
2017			44,251	44,495	49,749	51,883	55,589	56,649	59,149	59,366	92	3,561
2018				42,624	42,432	49,741	55,261	60,102	61,881	64,349	70	5,838
2019					41,286	42,129	46,329	55,263	59,028	60,464	186	6,132
2020						33,867	35,328	39,193	43,918	47,731	3,868	6,354
2021							40,388	42,266	48,650	58,682	4,208	3,902
2022								41,708	49,751	61,647	9,533	3,033
2023									39,456	45,921	19,185	2,681
2024										16,949	6,253	3,288
									Total	$503,791	$43,395

Commercial lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident
Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	10,470	17,817	22,549	30,475	34,497	35,833	37,563	38,685	39,116	39,154
2016		10,255	19,135	27,785	37,967	41,945	43,644	46,957	48,557	48,877
2017			12,448	23,020	34,205	42,308	47,148	52,800	57,304	58,523
2018				10,375	19,799	31,633	41,577	50,508	57,114	61,365
2019					10,078	20,462	28,958	39,893	50,369	55,117
2020						10,217	17,332	24,225	33,354	39,508
2021							12,870	21,313	30,478	42,714
2022								12,839	22,892	34,451
2023									8,486	14,869
2024										6,776
									Total	$401,354

Net Unpaid losses and ALAE, years 2015 through 2024										$102,437
Unpaid losses and ALAE, prior to 2015*										1,020
Unpaid Losses, LPT										(10,646)
Unpaid losses and ALAE, net of reinsurance										$92,811

* Presented as unaudited required supplementary information.

Personal Lines
	Incurred loss and allocated loss adjustment expenses, net of reinsurance										Total IBNR	Cumulative number of reported claims
Accident		For the years ended December 31,
Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	2024	2024
2015	10,877	13,445	14,721	15,285	15,364	15,427	15,427	15,448	15,456	15,452	—	3,737
2016		11,619	13,418	14,949	15,550	15,655	15,634	15,679	15,681	15,681	—	2,156
2017			14,058	13,550	14,493	14,793	14,911	14,957	14,955	14,962	—	1,816
2018				5,893	6,378	6,283	6,382	6,298	6,336	6,333	—	2,914
2019					3,099	2,712	2,898	2,862	2,867	2,859	—	803
2020						2,339	2,590	2,636	2,619	2,617	—	341
2021							4,409	4,332	4,240	4,212	—	324
2022								9,404	8,122	8,109	—	50
2023									19,444	19,717	58	776
2024										19,038	1,323	3,168
									Total	$108,980	$1,381

Personal lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident		For the years ended December 31,
Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	7,771	11,873	13,844	15,159	15,250	15,290	15,416	15,444	15,452	15,452
2016		7,119	11,238	14,442	15,110	15,351	15,452	15,679	15,681	15,681
2017			8,320	12,944	14,004	14,526	14,866	14,957	14,955	14,962
2018				4,296	5,618	6,100	6,242	6,244	6,333	6,333
2019					2,119	2,604	2,692	2,850	2,859	2,859
2020						1,307	2,455	2,605	2,619	2,617
2021							3,022	3,980	4,081	4,195
2022								5,397	7,923	8,088
2023									16,170	18,760
2024										15,521
									Total	$104,468

Net Unpaid losses and ALAE, years 2015 through 2024										$4,512
Unpaid losses and ALAE, prior to 2015*										—
Unpaid losses and ALAE, net of reinsurance										$4,512

* Presented as unaudited required supplementary information.

Total Lines
Incurred loss and allocated loss adjustment expenses, net of reinsurance											Total IBNR	Cumulative number of reported claims
Accident
Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024		2024
2015	33,319	40,078	46,582	49,763	51,736	53,222	54,251	54,541	54,767	54,785	—	5,493
2016		44,015	48,353	55,389	59,905	61,744	62,627	64,356	64,843	65,030	—	4,521
2017			58,309	58,045	64,242	66,676	70,500	71,606	74,104	74,328	92	5,377
2018				48,517	48,810	56,024	61,643	66,400	68,217	70,682	70	8,752
2019					44,385	44,841	49,227	58,125	61,895	63,323	186	6,935
2020						36,206	37,918	41,829	46,537	50,348	3,868	6,695
2021							44,797	46,598	52,890	62,894	4,208	4,226
2022								51,112	57,873	69,756	9,533	3,083
2023									58,900	65,638	19,243	3,457
2024										35,987	7,576	6,456
									Total	$612,771	$44,776	54,995

Total lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident	For the years ended December 31,
Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	18,241	29,690	36,393	45,634	49,747	51,123	52,979	54,129	54,568	54,606
2016		17,374	30,373	42,227	53,077	57,296	59,096	62,636	64,238	64,558
2017			20,768	35,964	48,209	56,834	62,014	67,757	72,259	73,485
2018				14,671	25,417	37,733	47,819	56,752	63,447	67,698
2019					12,197	23,066	31,650	42,743	53,228	57,976
2020						11,524	19,787	26,830	35,973	42,125
2021							15,892	25,293	34,559	46,909
2022								18,236	30,815	42,539
2023									24,656	33,629
2024										22,297
									Total	$505,822

Net Unpaid losses and ALAE, years 2014 through 2023										$106,949
Unpaid losses and ALAE, prior to 2014*										1,020
Unpaid losses, LPT										(10,646)
Unpaid losses and ALAE, net of reinsurance										$97,323

* Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2024, by reportable segment (dollars in thousands).

December 31, 2024
Net unpaid losses claims and ALAE
Commercial Lines	$92,811
Personal Lines	4,512
Total unpaid losses and LAE, net of reinsurance	97,323
Reinsurance recoverable on losses and LAE
Commercial Lines	82,029
Personal Lines	2,461
Total reinsurance recoverable on unpaid losses and LAE	84,490
ULAE expense
Commercial lines	7,314
Personal Lines	158
Total ULAE expense	7,472
Total gross unpaid losses and LAE	$189,285

Loss Duration Disclosure (unaudited)

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance, for each reportable segment.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10+
Commercial Lines	29.7%	23.9%	17.6%	12.7%	7.6%	4.4%	2.3%	1.1%	0.5%	0.2%
Personal Lines	82.2%	12.1%	5.4%	0.3%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total Lines	31.5%	23.5%	17.1%	12.2%	7.3%	4.3%	2.3%	1.1%	0.5%	0.2%

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

The Company entered into new specific loss reinsurance treaties on December 31, 2021 and January 1, 2022 that included a 40% ceding commission. The reinsurance premiums related to these treaties increased by the same amount as the ceding commission. The ceding commissions were carried forward under the 2023 and 2024 treaties with substantially similar terms.

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
•
Effective January 1, 2023 through December 31, 2024, the Company was party to a workers’ compensation and casualty clash reinsurance treaty with a limit of $29.0 million in excess of $1.0 million.

Facultative

•
The Company was party to a facultative reinsurance agreement with a large reinsurer for commercial auto physical damage risks primarily in excess of $400,000.
•
The Company was party to a facultative reinsurance agreement with a large reinsurer for property risks with total insured values above the other reinsurance treaty limits.

Liability

•
Effective January 1, 2022 through December 31, 2024, the Company was party to an excess of loss reinsurance treaty for commercial liability coverage with a limit of $600,000 in excess of $400,000.

Property

•
Effective January 1, 2024 through December 31, 2024, the Company was party to an excess of loss reinsurance treaty for personal property coverage with a limit of $1.6 million in excess of $400,000, for homeowners' and dwelling fire business.
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
•
At December 31, 2023, the Company was covered for property catastrophe losses up to $27.0 million in excess of $3.0 million retention for the first event. This treaty terminated on June 1, 2024.
•
At January 1, 2023, the Company was covered for property catastrophe losses up to $28.0 million in excess of a $2.0 million retention for the first event. This treaty terminated on June 1, 2023.

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

Sale of Renewal Rights

•
On September 30, 2023, the Company entered into a 100% quota share reinsurance agreement with the buyer of the renewal rights described in Note 3 ~ Sale of Renewal Rights. The Company ceded $30.9 million of its gross unearned premiums relating to the security guard and alarm installation program in exchange for 22% - 27% ceding commission.

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
•
As of December 31, 2024, the Company has recorded losses through the $5.5 million corridor and $14.0 million into the $20.0 million layer. As of December 31, 2024, the Consolidated Balance Sheet included $3.4 million of reinsurance recoverables on paid losses related to the LPT, and $10.6 million of reinsurance recoverables on unpaid losses related to the LPT.
•
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

The Company assumed $1.5 million and $43.6 million of written premiums under the insurance fronting arrangements for the years ended December 31, 2024 and 2023, respectively.

The following table presents the effects of reinsurance and assumed reinsurance transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Year Ended December 31,
	2024	2023
Written premiums:
Direct	$70,555	$100,214
Assumed	1,498	43,620
Ceded	(22,715)	(75,146)
Net written premiums	$49,338	$68,688

Earned premiums:
Direct	$88,868	$96,595
Assumed	17,744	49,977
Ceded	(45,750)	(62,637)
Net earned premiums	$60,862	$83,935

Loss and loss adjustment expenses:
Direct	$70,122	$75,175
Assumed	46,010	45,662
Ceded	(42,830)	(38,424)
Net loss and LAE	$73,302	$82,413

9. Debt

Prior to August 30, 2024, the Company's debt was comprised of two instruments: $17.9 million of 9.75% public senior unsecured notes (the "New Public Notes") which were issued during the third quarter of 2023, and $9.3 million of privately placed 12.5% Senior Secured Notes, which were issued on September 30, 2023. On August 30, 2024, the Company paid off all of its $9.3 million of outstanding Senior Secured Notes with the proceeds from the CIS Sale. The Company incurred a $753,000 call premium from the paydown of the Senior Secured Notes. The Company amortized through interest expense $771,000 of debt issuance costs related to the paydown of the Senior Secured Notes. A summary of the Company's outstanding debt is as follows as of December 31, 2024 and 2023 (dollars in thousands):

	As of December 31, 2024			As of December 31, 2023
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Public Notes	$12,887	$955	$11,932	$17,887	$1,679	$16,208
Senior Secured Notes	—	—	—	9,750	897	8,853
Total	$12,887	$955	$11,932	$27,637	$2,576	$25,061

New Public Notes

In December 2024, the Company bought back $5.0 million of its outstanding New Public Notes held by the lender of the Company's prior Senior Secured Notes at a 10.0% discount. The Company recognized a $500,000 gain from the buyback that is included in Other Gains on the Consolidated Statement of Operations. The Company amortized through interest expense $379,000 of debt issuance costs related to the $5.0 million buyback of New Public Notes.

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

As of December 31, 2024, the carrying value of the New Public Notes were offset by $955,000 of capitalized costs. The debt issuance costs are amortized through interest expense over the life of the loans.

Debt covenants

The Company was not subject to any restrictive financial debt covenants as of December 31, 2024, as a result of its paydown of the Senior Secured Notes on August 30, 2024.

Scheduled Principal Payments

The only remaining scheduled principal payment of the Company's debt as of December 31, 2024 is $12.9 million due on September 30, 2028.

10. Income Taxes

At December 31, 2024, the Company had current income tax receivable of $130,000 included in other assets in the consolidated balance sheets. At December 31, 2023, the Company had current income tax receivable of $65,000 included in other assets in the consolidated balance sheets.

The income tax expense (benefit) is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2024	2023
Current tax expense (benefit)	$(1,840)	$(681)
Deferred tax expense (benefit)	—	328
Total income tax expense (benefit)	$(1,840)	$(353)

The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2024 and 2023 to pretax income as a result of the following (dollars in thousands):

	Year Ended December 31,
	2024	2023
Income (loss) before income taxes	$(36,080)	$(27,632)
Statutory U.S. federal income tax rate	(7,577)	(5,803)
State income taxes, net of federal benefit	2,753	(1,609)
Tax‑exempt investment income and dividend received deduction	(9)	(13)
Nondeductible meals and entertainment	43	73
Valuation allowance on deferred tax assets	2,708	7,026
Deferred corrections	2	139
Other	240	(166)
Income tax expense (benefit)	$(1,840)	$(353)
Effective tax rate	5.1%	1.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$1,774	$1,749
Unearned premiums	1,079	1,648
Net operating loss carryforwards	13,647	16,960
Net unrealized losses on investments	2,603	2,780
State net operating loss carryforwards	3,890	6,523
Other	218	112
Gross deferred tax assets	23,211	29,772
Less valuation allowance	(19,747)	(28,013)
Total deferred tax assets, net of allowance	3,464	1,759
Deferred tax liabilities:
Investment basis difference	348	208
Tax rate change transition discounting	45	92
Deferred policy acquisition costs	909	1,320
Installment sale gain	1,816
Deferred intercompany gain	141
Intangible assets	115	115
Property and equipment	—	24
Other	90	—
Total deferred tax liabilities	3,464	1,759
Net deferred tax liability	$—	$—

The net deferred tax liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

As of December 31, 2024, the Company has NOL carryforwards for federal income tax purposes of $65.0 million, of which $62.2 million expire in tax years 2030 through 2043 and $10.5 million never expire. Of this amount, $6.8 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $82.4 million, which expire in tax years 2025 through 2044.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2024. Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.

Based on its evaluation, the Company has recorded a valuation allowance of $19.7 million and $28.0 million at December 31, 2024 and 2023, respectively, to reduce the deferred tax assets to an amount that is more likely than not to be realized based on the provisions in ASC 740. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.

The Company files consolidated federal income tax returns. For the years before 2021, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2021 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

11. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions

U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s Insurance Company Subsidiaries differ from GAAP. The principal differences between statutory accounting practices ("SAP") and GAAP as they relate to the financial statements of the Company’s Insurance Company Subsidiaries are (i) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (ii) deferred tax assets are subject to more limitations regarding what amounts can be recorded under SAP and (iii) on the Company's Consolidated Balance Sheets, reinsurance recoverables on reserves are presented as an asset under GAAP, but reduce gross unpaid losses and loss adjustment expenses under SAP and (iv) bonds are recorded at amortized cost under SAP and fair value under GAAP.

Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries. As of December 31, 2024, CIC fell within the Company Action Level of the RBC formula. Management has provided a plan to its domiciliary regulator that showed how CIC will get above the minimum level requirements. The Company made cash contributions to CIC in 2024 and 2025 totaling $16.0 million. Additionally as part of this plan, management significantly decreased its writings in CIC. CIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2024. Management believes that, with a combination of the reduced writings and the capital contributions already made to CIC, CIC will be back in compliance by December 31, 2025. However, in the event there are losses in excess of expectations, it may take longer and more capital than expected to bring CIC back into full compliance. This could require an additional reduction in premium volume and adversely impact underwriting results, our liquidity and ability to repay debt. In the event CIC does not regain compliance, the director may suspend, revoke, or limit the certificate of authority of the Company.

Summarized 2024 and 2023 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands).

	CIC	WPIC
2024
Statutory capital and surplus	$33,482	$10,045
RBC authorized control level	21,424	3,301
Statutory net income (loss)	(15,692)	(112)
RBC %	156%	304%

	CIC	WPIC
2023
Statutory capital and surplus	$32,117	$7,494
RBC authorized control level	19,050	5,268
Statutory net income (loss)	(14,014)	(9,841)
RBC %	169%	142%

Dividend Restrictions

The state insurance statutes in which the Insurance Company Subsidiaries are domiciled limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. The Insurance Company Subsidiaries must receive regulatory approval in order to pay dividends to the Parent Company from its Insurance Company Subsidiaries. There were no dividends issued from the Insurance Companies in 2024 or 2023.

12. Shareholders’ Equity

Preferred Stock

On August 30, 2024, the Company redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000. The redemption premium reduced the Company's net income allocable to common shareholders.

The Series A Preferred Stock was originally issued on December 20, 2023, through a private placement of 1,000 shares priced at $6,000 per share that matured on June 30, 2026. The Series A Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, members of the Board of Directors of the Company. Series A Preferred Stock shareholders had no voting rights and optional redemption was only in the control of the Company.

The Series A Preferred Stock required quarterly dividend payments at a rate equal to the prime rate of Waterford Bank, N.A. ("Waterford Bank"), or 8.0%, whichever is higher, plus 200 basis points. At the time of redemption, this equated to an annualized rate of 10.5%. During 2024, the Company paid dividends of $420,000 and a redemption premium of $397,000, both of which were treated as a reduction of operating results applicable to common shareholders and related to the Series A Preferred Stock. The Company incurred $19,000 of dividends related to the Series A Preferred stock in 2023.

As of December 31, 2024 and 2023, the Company had 0 and 1,000 issued and outstanding shares of the Series A Preferred Stock, respectively.

Common Stock

As of December 31, 2024 and 2023, the Company had 12,222,881 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$(14,528)	$(18,203)
Other comprehensive income (loss) before reclassifications	1,028	3,624
Less: amounts reclassified from accumulated other comprehensive income (loss)	—	(51)
Net current period other comprehensive income (loss)	1,028	3,675
Balance at end of period	$(13,500)	$(14,528)

14. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding during the period. The dividends on the Series A Preferred Stock are deducted from the net income to arrive at net income allocable to common shareholders. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Net income (loss) from continuing operations	$(34,240)	$(27,279)
Net income from discontinued operations	58,587	1,375
Net income (loss)	24,347	(25,904)
Series A Preferred Stock Dividends and Redemption premium	817	19
Net income (loss) allocable to common shareholders	$23,530	$(25,923)

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$(2.87)	$(2.23)
Net income from discontinued operations	$4.79	$0.11
Net income (loss) allocable to common shareholders	$1.93	$(2.12)

Weighted average common shares, basic and diluted *	12,222,881	12,220,511

* There were no unvested restricted stock units as of December 31, 2024 and 2023, respectively. The non-vested shares of stock options were anti-dilutive as of December 31, 2024 and 2023, respectively. Therefore, the basic and diluted weighted average common shares are equal for the years ended December 31, 2024 and 2023, respectively.

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

The Company recorded $0 and $17,000 of compensation expense related to the RSUs for the years ended December 31, 2024, and 2023, respectively. There are no unvested RSUs as of December 31, 2024 and 2023, respectively.

The Company recorded $78,000 and $173,000 of compensation expense for the years ended December 31, 2024 and 2023, respectively, related to the Company's stock options granted. There were 169,000 options outstanding and unvested as of December 31, 2024, which will generate an estimated future expense of $117,000 through the first quarter of 2027.

16. Related Party Transactions

Private Sales

In May 2024, Clarkston Companies, Inc., an affiliate of a significant shareholder of the Company, purchased 6,000 shares of Waterford Bank from the Company for $510,000. J. Grant Smith, a director of the Company, is the President and Chief Operating Officer of Waterford Bank.

In July 2024, an affiliate of Joe Sarafa, a director of the company, purchased $500,000 of private debt of Pavilion MGD, LLC from the Company.

Sale of CIS

The Company employed Nicholas J. Petcoff as its former Chief Executive Officer and a Director of the Company's Board of Directors. In connection with the CIS Sale, 68 of the Company’s 77 employees were transferred to the Buyer, including Nicholas Petcoff, the Company’s then current Chief Executive Officer (and related party of the Company), as well as all of the underwriting, claims and IT teams, and a portion of the finance staff and other operating staff. As part of the completion of the CIS Sale, Mr. Petcoff resigned from his role as Chief Executive Officer and director on August 30, 2024. In connection with his resignation, Mr. Petcoff was paid $635,375 as a performance bonus in 2024. Mr. Petcoff can earn an additional $635,375 if the Company receives the maximum earnout payments.

Sale of SSU

On August 30, 2024, the Company completed the sale of its 50% ownership interest in SSU to an entity owned by Andrew Petcoff, the son of James Petcoff, the Company's former Executive Chairman and Co-Chief Executive Officer and beneficial owner of more than 5% of the Company’s common stock, pursuant to the Membership Interest Purchase Agreement, dated as of August 30, 2024 among Sycamore Financial Group, LLC, Andrew Petcoff and VSRM Insurance Agency, Inc. The total purchase price was $6.5 million with $3.0 million paid in cash at the time of the closing and $3.5 million due throughout the balance of 2024.

A subsequent event occurred in 2025 that was a related party transaction. See Note 20 ~ Subsequent Events for further details.

17. Employee Benefit Plans

The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees. Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to

100% of their compensation on a pre‑tax or post-tax basis, subject to statutory limits. The Company will match the employees’ contributions up to the first 4% of their compensation. The Company’s Plan expense amounted to $259,000 and $411,000 for the years ended December 31, 2024 and 2023, respectively.

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

At the time of the CIS Sale, we entered into a claims servicing agreement with CIS to handle all of our claims going forward. We pay a fixed dollar amount on each open claim related to any business written prior to the CIS sale and we pay a percentage of gross written premium on any business written beginning September 1, 2024. The agreement has a two-year minimum term. The company incurred $1.1 million in total claims servicing fees paid to CIS in the fourth quarter of 2024.

19. Segment Information

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agents and a network of independent agents. All of the Company’s insurance activities are conducted in the U.S. with a concentration of activity in Texas, Michigan, Oklahoma and Nevada. In mid-2024, the Company exited the Oklahoma business. As part of the strategic shift described earlier, the Company has also significantly reduced its writings in commercial lines. For the years ended December 31, 2024 and 2023, gross written premiums attributable to these four states were 84.6% and 52.7%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable segment (dollars in thousands):

Year Ended December 31, 2024	Commercial Lines	Personal Lines	Under-writing	Corporate and Other	Total
Gross written premiums	$26,686	$45,367	$72,053	$—	$72,053

Net written premiums	$14,541	$34,797	$49,338	$—	$49,338

Net earned premiums	$28,160	$32,702	$60,862	$—	$60,862
Other income	69	48	117	211	328
Segment revenue	28,229	32,750	60,979	211	61,190

Loss and loss adjustment expenses, net	52,155	21,147	73,302	—	73,302
Policy acquisition costs	4,323	9,012	13,335	—	13,335
Operating expenses	4,080	4,444	8,524	3,307	11,831
Segment expenses	60,558	34,603	95,161	3,307	98,468

Segment underwriting gain (loss)	(32,329)	(1,853)	(34,182)	(3,096)	(37,278)
Net investment income				5,763	5,763
Net realized investment gains (losses)				(125)	(125)
Change in fair value of equity securities				(203)	(203)
Other gains				646	646
Interest expense				4,883	4,883
Income (loss) before income taxes	$(32,329)	$(1,853)	$(34,182)	$(1,898)	$(36,080)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$934	$5,446			$6,380
Unearned premiums	7,644	22,946			30,590
Reinsurance recoverables on unpaid losses	82,029	2,461			84,490
Unpaid losses and loss adjustment expenses	182,154	7,131			189,285

Year Ended December 31, 2023	Commercial Lines	Personal Lines	Under-writing	Corporate and Other	Total
Gross written premiums	$107,078	$36,756	$143,834	$—	$143,834

Net written premiums	$36,580	$32,108	$68,688	$—	$68,688

Net earned premiums	$59,221	$24,714	$83,935	$—	$83,935
Other income	217	96	313	239	552
Segment revenue	59,438	24,810	84,248	239	84,487

Loss and loss adjustment expenses, net	62,828	19,585	82,413	—	82,413
Policy acquisition costs	9,134	6,663	15,797	—	15,797
Operating expenses	11,988	3,444	15,432	1,306	16,738
Segment expenses	83,950	29,692	113,642	1,306	114,948

Segment underwriting gain (loss)	(24,512)	(4,882)	(29,394)	(1,067)	(30,461)
Net investment income				5,447	5,447
Net realized investment gains (losses)				(20)	(20)
Change in fair value of equity securities				608	608
Interest expense				3,206	3,206
Income (loss) before income taxes	$(24,512)	$(4,882)	$(29,394)	$1,762	$(27,632)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$2,048	$4,357			$6,405
Unearned premiums	45,494	19,656			65,150
Reinsurance recoverables on unpaid losses	68,981	1,826			70,807
Unpaid losses and loss adjustment expenses	169,039	5,573			174,612

20. Subsequent Events

On February 27, 2025, the Company issued $5.0 million of its newly designated Series B Preferred Stock, no par value, through a private placement of 1,000 shares priced at $5,000 per share that matures on December 31, 2026, and issued the Purchaser (as defined below) a warrant to purchase 4,000,000 shares at an exercise price of $1.50 per share.

On March 3, 2025, the Company issued $2.5 million of its newly designated Series B Preferred Stock, no par value, through a private placement of 500 shares priced at $5,000 per share that matures on December 31, 2026.

The Series B Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, members of the Board of Directors of the Company. The Company intends to use the proceeds for working capital and general corporate purposes. The Series B Preferred Shares may be redeemed at a price equal to the Series B issue price. Each share of the Series B Preferred Stock entitles the Holder to 3,000 votes on each matter properly submitted to the Company's shareholders for their vote, however the aggregate voting power of all outstanding shares of the Series B Preferred Stock shall not exceed 19.99% of the aggregate voting power of all voting securities.

As part of the CIC Company Action Level remediation described in Note 1 ~ Summary of Significant Accounting Policies, the Company contributed $5.5 million and $2.5 million of cash on February 28, 2025 and March 3, 2025 to CIC, respectively, utilizing proceeds from the issuance of the Series B Preferred Stock.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Balance Sheets – Parent Company Only

(dollars in thousands)

	December 31,
	2024	2023
Assets
Investment in subsidiaries	$27,789	$31,157
Cash	6,816	3,174
Due from Affiliate	—	33
Receivable from contingent considerations	8,070	—
Other assets	759	1,457
Total assets	$43,434	$35,821
Liabilities and Shareholders' Equity
Liabilities:
Debt	$15,932	$29,061
Due to subsidiaries	348	3,436
Income tax payable	4,905	—
Other liabilities	1,044	1,798
Total liabilities	22,229	34,295
Shareholders' equity:
Series A Preferred Stock, no par value (10,000,000 shares authorized; 0 and 1,000 issued and outstanding, respectively)	—	6,000
Common stock, no par value (100,000,000 shares authorized; 12,222,881 issued and outstanding, respectively)	98,178	98,100
Accumulated deficit	(63,153)	(86,683)
Accumulated other comprehensive income (loss)	(13,820)	(15,891)
Total shareholders' equity	21,205	1,526
Total liabilities and shareholders' equity	$43,434	$35,821

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statements of Comprehensive Income (Loss) – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2024	2023
Revenue
Management fees from subsidiaries	$—	$17,367
Other gains	646	—
Other income	355	819
Total revenue	1,001	18,186
Expenses
Operating expenses	10,152	14,133
Interest expense	5,272	3,079
Total expenses	15,424	17,212
Income (loss) before equity in earnings (losses) of subsidiaries and income tax expense (benefit)	(14,423)	974
Income tax expense (benefit)	4,785	73
Income (loss) before equity earnings (losses) of subsidiaries	(19,208)	901
Equity earnings (losses) in subsidiaries	(11,692)	(28,180)
Net income (loss) from continuing operations	(30,900)	(27,279)
Net income from discontinued operations	55,247	1,375
Net income (loss)	24,347	(25,904)
Series A Preferred Stock dividends	817	19
Net income (loss) allocable to common shareholders	23,530	(25,923)
Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	2,071	2,312
Total Comprehensive income (loss)	$26,418	$(23,592)

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Schedule II

Conifer Holdings, Inc.

Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$(30,900)	$(27,279)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,671	545
Equity in undistributed (income) loss of subsidiaries	11,692	28,180
Stock-based compensation expense	78	190
Deferred income tax expense	4,731	(3,806)
Other (gain) loss	(646)	—
Changes in operating assets and liabilities:
Due from subsidiaries	(3,088)	(6,318)
Due from Affiliate	33	80
Current income tax recoverable	—	—
Other assets	1,055	860
Other liabilities	(2,080)	(73)
Net cash provided by (used in) operating activities - discontinued operations	(3,527)	-
Net cash provided by (used in) operating activities	(20,981)	(7,621)
Cash Flows From Investing Activities
Contributions to subsidiaries	(14,400)	1,019
Dividends received from subsidiaries	8,257	—
Proceeds from CIS Sale	51,778	—
Disposal of Fixed Assets, net	74	—
Net cash provided by (used in) investing activities	45,709	1,019
Cash Flows From Financing Activities
Proceeds received from issuance of shares of Series A Preferred Stock	—	6,000
Proceeds from issuance of long-term debt	—	10,727
Repurchase of common stock	—	(3)
Repayment of Series A Preferred Stock	(6,000)	—
Paydown of long-term debt	(14,250)	(13,971)
Dividends paid on Series A Preferred Stock	(439)	—
Redemption premium on Series A Preferred Stock	(397)	—
Debt issuance costs	—	(1,999)
Net cash provided by financing activities	(21,086)	754
Net increase (decrease) in cash	3,642	(5,848)
Cash at beginning of period	3,174	9,022
Cash at end of period	$6,816	$3,174
Supplemental Disclosure of Cash Flow Information:
Interest paid	4,649	2,949
Series A Preferred Stock dividends declared but not paid at end of period	—	19
Senior Secured Notes Call Premium	753	—

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

Dividends

The Parent received $8.3 million of cash dividends in 2024 from its agency subsidiaries. In 2023, RCIC declared a $1.4 million dividend to the Parent which was offset by an existing payable from the Parent, thus no cash was transferred as a result of the dividend.

2. Guarantees

The Parent has guaranteed the principal and interest obligations of a $4.0 million surplus note issued by Conifer Insurance Company to White Pine Insurance Company (both wholly owned subsidiaries). The note pays interest annually at a per annum rate of 4% and has no maturity.

As of December 31, 2024, the surplus note was adjusted to a fair value of $2.5 million as a result of CIC not having a KBRA rating at December 31, 2024.

3. Subsequent Events

The Parent contributed $2.4 million and $5.5 million to WPIC and CIC on February 28, 2025, respectively. The Parent contributed $2.5 million to CIC on March 3, 2025.

On February 27, 2025, the Parent issued $5.0 million of its newly designated Series B Preferred Stock, no par value, through a private placement of 1,000 shares priced at $5,000 per share that matures on December 31, 2026.

On March 3, 2025, the Parent issued $2.5 million of its newly designated Series B Preferred Stock, no par value, through a private placement of 500 shares priced at $5,000 per share that matures on December 31, 2026.

As part of the CIC Company Action Level remediation described in Note 1 ~ Summary of Significant Accounting Policies, the Parent contributed $5.5 million and $2.5 million of cash on February 28, 2025 and March 3, 2025 to CIC, respectively, utilizing proceeds from the issuance of the Series B Preferred Stock.

Schedule V

Conifer Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2024 and 2023

(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Decrease to Other Comprehensive Income	Deductions from Allowance Account	Balance at End of Period
Valuation for Deferred Tax Assets
2024	28,013	2,753	(11,019)	—	19,747
2023	21,663	7,254	(904)	—	28,013

CONIFER HOLDINGS, INC.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
2.1#	Interest Purchase Agreement dated August 30, 2024, by and among BSU Leaf Holdings LLC, Conifer Holdings, Inc., and Bishop Street Underwriters	8-K		2.1	September 6, 2024

3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K		3.1	August 28, 2015

3.2	Amended and Restated Bylaws of Conifer Holdings, Inc.	S-1A	September 30, 2015	3.4	July 30, 2015

3.3	Certificate of Designation of Series A Preferred Stock	8-K		3.1	December 22, 2023

3.4	Certificate of Designation of Series B Preferred Stock	8-K		3.1	March 4, 2025

4.1	Description of Securities					*

4.2	Indenture dated September 24, 2018, by and between the Company and Wilmington Trust, National Association, as trustee	8-K		4.1	September 24, 2018

4.3	Form of Note (included in Exhibit A to the Second Supplemental Indenture)	8-K		4.3	August 8, 2023

4.4	Second Supplemental Indenture dated August 8, 2023, by and between the Company and Wilmington Trust, National Association, as trustee	10-K	December 31, 2023		April 1, 2024

10.6+	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated June 14, 2022	10-K	December 31, 2023	10.7	April 1, 2024

10.8	Limited Waiver Regarding Second Amended and Restated Note Purchase Agreement	10-K	December 31, 2023	10.8	April 1, 2024

10.12+	Employment agreement - Nicholas J. Petcoff	10-K	December 31, 2023	10.12	April 1, 2024

10.13+	Employment agreements including Brian J. Roney	10-K	December 31, 2016	10.13	March 15, 2017

10.14+	Employment Agreement, dated December 13, 2024 with Brian J. Roney	8-K		10.1	December 19, 2024

10.15+	Employment Agreement, dated December 13, 2024 with Harold Meloche	8-K		10.2	December 19, 2024

10.16	Note Purchase Agreement dated September 29, 2017 between the Company and Elanus Capital Investments Master SP Series 3	10-Q	September 30, 2017	10.14	November 11, 2017

10.17	Credit Agreement Dated as of June 21, 2018 with The Huntington National Bank	10-K	December 31, 2018	10.15	March 13, 2019

10.18	First Amendment to Note Purchase Agreement dated as of June 21, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.16	March 13, 2019

10.19	Amended and Restated Note Purchase Agreement dated September 25, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.17	March 13, 2019

10.20	Waiver and Consent from The Huntington National Bank dated as of October 31, 2018, regarding the Amended and Restated Note Purchase Agreement between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.18	March 13, 2019

10.21	First Amendment to Amended and Restated Note Purchase Agreement dated as of December 13, 2018 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2018	10.19	March 13, 2019

10.22	First Amendment to Credit Agreement dated as of December 27, 2018 between the Company and The Huntington National Bank	10-K	December 31, 2018	10.20	March 13, 2019

10.23	Second Amendment to Amended and Restated Note Purchase Agreement dated as of June 21, 2019 between the Company and Elanus Capital Investments Master SP Series 3	10-K	December 31, 2019	10.21	March 12, 2020

10.24	Second Amendment to Credit Agreement dated as of June 21, 2019 between the Company and The Huntington National Bank	10-K	December 31, 2019	10.22	March 12, 2020

10.25	Third Amendment to Credit Agreement dated as of April 24, 2020 between the Company and The Huntington National Bank	10-Q	March 31, 2020	10.24	May 13, 2020

10.26	Amendment to Promissory Note dated as of June 19, 2020 between the Company and The Huntington National Bank	10-Q	June 30, 2020	10.25	August 12, 2020

10.27	Fourth Amendment to Credit Agreement dated as of June 19, 2020 between the Company and The Huntington National Bank	10-Q	June 30, 2020	10.26	August 12, 2020

10.28	Amendment to Promissory Note dated as of June 18, 2021 between the Company and The Huntington National Bank	10-Q	June 30, 2021	10.27	August 11, 2021

10.29	Fifth Amendment to Credit Agreement dated as of June 18, 2021 between the company and the Huntington National Bank	10-Q	June 30, 2021	10.28	August 11, 2021

10.30	Six Amendment to Credit Agreement dated as of August 8, 2022 between the Company and the Huntington National Bank	10-Q	June 30, 2022	10.29	August 11, 2022

10.31	Purchase Agreement, dated December 20, 2023, by and between Conifer Holdings, Inc. and Clarkston Capital, LLC	8-K		10.1	December 22, 2023

10.32	Second Amended and Restated Note Purchase Agreement dated as of September 30, 2023 between the Company and Elanus Capital Investment Master SP Series 3	10-Q	September 30, 2023	10.1	November 11, 2023

10.33	Securities Purchase Agreement, dated February 27, 2025 with Clarkston 91 West LLC	8-K		10.1	March 4, 2025

10.34	Form of Warrant	8-K		10.2	March 4, 2025

10.35	Securities Purchase Agreement, dated March 3, 2025 with Clarkston 91 West LLC	8-K		10.3	March 4, 2025

19	Insider Trading Policy					*

21.1	List of Subsidiaries of the Company					*

23.1	Consent of Plante Moran PLLC, Independent Registered Public Accounting Firm					*

31.1	Section 302 Certification — CEO					*

31.2	Section 302 Certification — CFO					*

32.1*	Section 906 Certification — CEO					*

32.2*	Section 906 Certification — CFO					*

97	Conifer Clawback Policy					*

101.INS	inline XBRL Instance Document					*

101.SCH	inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document	*
101.CAL 101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data file (embedded within the inline XBRL document)

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+ Indicates a management contract or any compensatory plan, contract or arrangement

# Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONIFER HOLDINGS, INC.

By:	/s/ Brian J. Roney
Brian J. Roney
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold J. Meloche
Harold J. Meloche
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Dated: March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian J. Roney	Chief Executive Officer	March 28, 2025
Brian J. Roney	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	March 28, 2025
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ J. Grant Smith	Director, Board Chair	March 28, 2025
J. Grant Smith

/s/ Jeffrey Hakala	Director	March 28, 2025
Jeffrey Hakala

/s/ Gerald W. Hakala	Director	March 28, 2025
Gerald W. Hakala

/s/ Timothy Lamothe	Director	March 28, 2025
Timothy Lamothe

/s/ Richard J. Williams, Jr.	Director	March 28, 2025
Richard J. Williams, Jr.

/s/ Joseph D. Sarafa	Director	March 28, 2025
Joseph D. Sarafa

/s/ Isolde O'Hanlon	Director	March 28, 2025
Isolde O'Hanlon

/s/ John Melstrom	Director	March 28, 2025
John Melstrom