Form 10-K/A
period 2024-12-31
Conifer Holdings, Inc.
filed 2025-04-30
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The number of outstanding shares of the registrant’s common stock, no par value, as of April 28, 2025, was 12,222,881.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment” or “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed on March 28, 2025 (the “Original Form 10-K”) by Conifer Holdings, Inc., a Michigan Corporation (“Conifer” or the “Company”). Conifer is filing this Amendment to present the information required by Part III and updated information contained in Part IV of Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Original Form 10-K.

 CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-K

INDEX

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Our Board currently consists of eight directors. The authorized number of directors may be changed from time to time by resolution of the Board of Directors. Our charter and bylaws are available as exhibits to our Original Form 10-K.

The following table sets forth the names, ages, and certain other information for the members of our Board of Directors as of the date of this Form 10-K/A:

Name	Class	Age	Position	Director Since	Term Expires
Joseph D. Sarafa (2) (3)	I	71	Director	2012	2025
Timothy M. Lamothe (1) (3)	II	69	Director	2020	2026
Isolde G. O’Hanlon (1) (2)	II	66	Director	2017	2026
Jeffrey A. Hakala (3)	III	51	Director	2018	2027
J. Grant Smith (4) (2) (chair)	III	58	Director	2024	2027
John Melstrom(1)	I	84	Director	2019	2025
R. Jamison Williams, Jr.(1)	I	83	Director	2009	2025
Gerald Hakala	I	56	Director	2022	2025

(1)          Member of the Audit Committee.
(2)          Member of the Compensation Committee.
(3)          Member of the Nominating and Corporate Governance Committee.
(4)          Mr. Smith was appointed to the Board in January 2024 and was elected as acting chair of the Board in October 2024, succeeding Ms. O’Hanlon who served as acting chair of the Board from January 2024 to October 2024.

Joseph D. Sarafa has more than 30 years of experience as a practicing attorney and is the co-owner of a property management and development company in Michigan. Since 2010, Mr. Sarafa has been a partner with the firm Moothart & Sarafa, PLC. Mr. Sarafa was elected to the Conifer Holdings, Inc. Board of Directors in 2012 and named the Chair of the Nominating and Corporate Governance Committee in 2015. Mr. Sarafa is very involved in the community, serving multiple businesses and charitable organizations in various capacities over the years, and he currently serves on multiple boards in an array of industries. In September 2024, Mr. Sarafa became a Director of West Shore Bank. Mr. Sarafa holds a B.S. from the University of Michigan and a J.D. from the University of Detroit - School of Law. He was admitted to the State Bar of Michigan in 1983. His legal experience and years of providing counsel to a broad range of industries brings important expertise in the areas of governance, compliance, and regulatory issues to the Board.

Timothy M. Lamothe has more than 39 years’ experience in the reinsurance industry, with particular expertise in the development and implementation of marketing programs throughout the United States. He attended Hofstra University MBA Program in 1980 and received his MBA in Business Administration & Finance from Sacred Heart University in Bridgeport, CT in 1984. His Undergraduate work was at St Michael’s College in Winooski, VT in 1977. Most recently (from 2001-2019), Mr. Lamothe served as Senior Vice President for Swiss Reinsurance, where he was responsible for direct marketing to over 25 states. His career also includes senior level marketing positions at PXRE Reinsurance Company, General Re/National Reinsurance Corporation, AIG, and Liberty Mutual Insurance Company. Mr. Lamothe was elected to the Conifer Holdings, Inc. Board of Directors in 2020. His expertise in engaging independent agent channels and marketing specialty insurance programs is valuable to the Company’s business.

Isolde G. O'Hanlon has more than 35 years of financial institutions banking experience; including 25 years focused exclusively on the insurance, reinsurance and brokerage/distribution sectors. Ms. O’Hanlon founded and currently serves as Principal for Insurance Consulting Associates, a firm that provides M&A and Capital Advisory services to insurance carriers, brokers and service providers. She also provides advice to private equity and pension funds who are evaluating investments in the sector. Ms. O’Hanlon’s previous roles include serving as a Managing Director on the Insurance Investment Banking team at BMO Capital Markets. Prior to that she worked at Fox-Pitt Kelton and the Macquarie Group, after spending 23 years with JP Morgan. Ms. O’Hanlon was elected to the Conifer Holdings, Inc. Board of Directors in 2017. She has served as Chair of the Audit Committee since March 2019, and is also a member of the Compensation Committee and the Finance & Investment Committee. Her experience in the Insurance Investment Banking field, her expertise serving small to mid-cap insurance clients in strategic advisory and capital-raising is an invaluable addition to the Board.

Jeffrey A. Hakala is the Chief Executive Officer and Co-Chief Investment Officer of Clarkston Capital Partners, LLC, an investment management firm with offices in Rochester, Michigan, Bloomfield Hills, Michigan, and Scottsdale, Arizona. Prior to Mr. Hakala co-founding Clarkston Capital Partners in 2007, he served as a portfolio manager for multiple investment management firms and worked in public accounting. Mr. Hakala was elected to the Conifer Holdings, Inc. Board of Directors in 2018. In addition, Mr. Hakala also serves as a Director and member of the Audit Committee of Waterford Bancorp, Inc. Mr. Hakala holds a B.A. in accounting and M.B.A. from Michigan State University and is both a Chartered Financial Analyst and a registered Certified Public Accountant. Mr. Hakala’s over 25 years of experience in portfolio investment management and public accounting brings inimitable investment strategy and financial expertise to the Board.

J. Grant Smith served as the President and Chief Operating Officer for Waterford Bank, N.A. until his retirement in November 2024. Mr. Smith executed the successful merger of Clarkston Financial Corporation and its wholly owned subsidiary Clarkston State Bank in January 2020 with Waterford Bancorp. Mr. Smith is currently serving as a senior advisor to Clarkston Companies. During his first three years as President and CEO, Mr. Smith designed and implemented the turnaround plan for the Corporation, which ultimately resulted in the recapitalization of the Corporation and achieved record profitability and performance results post-recession. Mr. Smith received his B.B.A. in Finance and M.S. in Corporate Finance from Walsh College in Troy. Mr. Smith’s business experience brings valuable strategic proficiency to the Board.

John W. Melstrom is a founder and Partner Emeritus of Fenner, Melstrom and Dooling, a Birmingham, Michigan C.P.A. firm. His term as a director will expire at the 2025 annual meeting of the shareholders of the Company. With over 50 years as a practicing C.P.A. and a serial entrepreneur, Mr. Melstrom has broad knowledge and experience in multiple businesses and has served in various capacities as owner, advisor, counselor or director. Throughout his career, Mr. Melstrom has served, often in the leadership role of Chairman or Vice Chairman, on multiple boards and has been active in his community by serving on various civic and charitable boards. Mr. Melstrom was elected to the Board of Directors of Conifer Holdings, Inc. in 2019. Mr. Melstrom received his Bachelor of Science degree in accounting from Michigan State University in 1963 and is a practicing Certified Public Accountant licensed in the State of Michigan. Mr. Melstrom’s finance and accounting experience brings important financial expertise to the Board.

Richard Jamison Williams, Jr. is Chairman Emeritus of Williams, Williams, Rattner & Plunkett, P.C. After over 50 years as an attorney specializing in business law, Mr. Williams retired in 2023. His term as a director will expire at the 2025 annual meeting of the shareholders of the Company. Mr. Williams was elected to the Conifer Holdings, Inc. Board of Directors in 2009. Mr. Williams is a director of a number of companies including Penske Corporation and Clarke Power Services. Mr. Williams' civic responsibilities include acting as immediate past Chairman of the Board of Directors of Detroit Opera (formerly known as Michigan Opera Theatre) and serves on the Board of Directors of Detroit Opera and Detroit Symphony Orchestra. Mr. Williams brings extensive experience in a wide variety of transactions and his legal judgment and experience assists our Board in its consideration of various governance and strategic issues.

Gerald W. Hakala is Co-Chief Investment Officer of Clarkston Capital Partners, LLC, an investment management firm with offices in Rochester, Michigan, Bloomfield Hills, Michigan, and Scottsdale, Arizona. His term as a director will expire at the 2025 annual meeting of the shareholders of the Company. Prior to Mr. Hakala co-founding Clarkston Capital Partners in 2007, he held finance, accounting and portfolio management positions with various companies. Mr. Hakala was appointed to the Conifer Holdings, Inc. Board of Directors in 2022, and is the brother of Mr. Jeffrey Hakala. Mr. Hakala holds a B.B.A. from the University of Michigan Ross School of Business and M.B.A. from Michigan State University and is a Chartered Financial Analyst. Mr. Hakala’s more than 23 years of finance, accounting and portfolio management experience contributes strong strategic investment and financial oversight to the Board.

Staggered Board

Our articles of incorporation and restated bylaws provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. Our directors are divided among the three classes as follows:

•
Class I directors, whose term will expire at the 2025 annual meeting of the shareholders of the Company, consist of Mr. Sarafa, Mr. Williams, Jr., Mr. Melstrom, and Mr. Gerald Hakala (with Messrs. Williams, Melstrom and G. Hakala not being nominated for continued service);

•	Class II directors, whose term will expire at the annual meeting of shareholders of the Company to be held in fiscal year 2026, consist of Mr. Lamothe and Ms. O’Hanlon; and

•	Class III directors, whose term will expire at the annual meeting of shareholders of the Company to be held in fiscal year to be held in fiscal year 2027, consist of Mr. Jeffrey Hakala and Mr. Smith.

Directors in a particular class will be elected for three-year terms at the annual meeting of shareholders of the Company in the year in which their terms expire. As a result, only one class of directors will be elected at each annual meeting of our shareholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal.

Our articles of incorporation and restated bylaws provide that our Board of Directors or our shareholders may fill vacant directorships. Any additional directorships resulting from an increase in the authorized number of directors would be distributed among the three classes so that, as nearly as possible, each class would consist of an equal number of the authorized number of directors.

Director Independence

Our Board of Directors determines the independence of our directors by applying the applicable rules, regulations and listing standards of the Nasdaq Capital Market (“Nasdaq”) and applicable rules and regulations promulgated by the SEC. The applicable rules, regulations and listing standards of Nasdaq provide that a director is independent only if the Board of Directors affirmatively determines that the director does not have a relationship with the Company which, in the opinion of the Board of Directors, would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. They also specify various relationships that preclude a determination of director independence. Such relationships may include employment, commercial, accounting, family and other business, professional and personal relationships.

Applying these standards, our Board of Directors annually reviews the independence of our directors, taking into account all relevant facts and circumstances. In its most recent review, our Board of Directors considered, among other things, the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

As a result of this review, our Board of Directors determined that all of our directors are “independent directors” as defined under the applicable rules, regulations and listing standards of Nasdaq and applicable rules and regulations promulgated by the SEC. All members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee must be independent directors under the applicable rules, regulations and listing standards of Nasdaq. Members of the Audit Committee and Compensation Committee also must satisfy separate SEC independence requirements.

Board Leadership Structure

Our Corporate Governance Guidelines provide that our Board of Directors may choose its chairperson in any way that it considers to be in the best interests of our Company. Our Nominating and Corporate Governance Committee periodically considers the leadership structure of our Board of Directors, including the separation of the chairperson and chief executive officer roles and makes such recommendations to our Board of Directors with respect thereto as our Nominating and Corporate Governance Committee deems appropriate.

Currently, our Board of Directors believes that it is in the best interest of our Company and our shareholders to have an independent director, J. Grant Smith, serve as Chairperson of the Board.

Board’s Role in Risk Oversight

Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance, and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the Company faces, while our Board of Directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed.

Our Board of Directors believes that open communication between management and our Board of Directors is essential for effective risk management and oversight. Our Board of Directors meets with members of the senior management team at quarterly meetings of our Board of Directors (as well as such other times as they deemed appropriate), where, among other topics, they discuss risks facing the Company.

While our Board of Directors is ultimately responsible for risk oversight, our board committees assist our Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. Our Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures, legal and regulatory compliance, and discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. Our Audit Committee reviews our major financial risk exposures and the steps management has taken to monitor and control these exposures. Our Audit Committee also monitors certain key risks on a regular basis throughout the fiscal year, such as risk associated with internal control over financial reporting and liquidity risk. Our Nominating and Corporate Governance Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to the management of risk associated with board organization, membership and structure, and corporate governance. Our Compensation Committee assesses risks created by the incentives inherent in our compensation policies. Finally, our full Board of Directors reviews strategic and operational risk and the Company’s Enterprise Risk Management initiatives in the context of reports from the management team, receives reports on all significant committee activities at each regular meeting, and evaluates the risks inherent in significant transactions.

Board Meetings and Committees

During our fiscal year ended December 31, 2024, our Board of Directors held eleven meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he/she has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he/she served during the periods that he/she served.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of shareholders, we encourage, but do not require, our directors to attend. Eight board members were in attendance at the 2024 annual meeting of shareholders.

Our Board of Directors has established three standing committees to assist it in fulfilling its responsibilities in compliance with SEC and Nasdaq rules and regulations. These committees include the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each committee operates under a separate charter adopted by our Board of Directors. Committee charters are available under the “Governance” tab on the Company’s website at www.cnfrh.com. Committee members are appointed by the Board of Directors annually and serve until their resignation or until otherwise determined by the Board. Details and the function of each committee are described below.

Audit Committee

The Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to:

•	the integrity of our financial statements and our financial reporting process;

•	internal and external auditing and the independent registered public accounting firm’s qualifications and independence;

•	the performance of an internal audit function and our independent registered public accounting firm;

•	the integrity of our systems of internal accounting and financial controls; and

•	our compliance with legal and regulatory requirements.

In so doing, the Audit Committee is responsible for maintaining free and open communication between the committee, the independent registered public accounting firm and our management. In this role, the Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of our Company and has the power to retain outside counsel or other experts for this purpose. The Audit Committee has direct responsibility for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The Audit Committee meets in executive session with both the internal auditor and the independent registered public accounting firm periodically. The Audit Committee in conjunction with the head of the Internal Audit, oversees the administration of the Company’s whistleblower hotline to include oversight over the investigative process initiated as a result of any report that is received by the Company. The Audit Committee is responsible for approving all transactions with related persons. The Audit Committee periodically reviews and approves or ratifies a summary of transactions with related persons as prepared by management. To the extent any new transactions may arise during the course of the year, management discusses such transactions with the Audit Committee.

Currently, the Audit Committee members are Isolde O’Hanlon (Chairperson), John Melstrom, R. Jamison Williams, Jr. and Timothy Lamothe. Our Board of Directors has determined that each member of the Audit Committee meets the requirements for independence under the applicable rules, regulations and listing standards of Nasdaq and applicable rules and regulations promulgated by the SEC. The Audit Committee met seven times in 2024. The Audit Committee Report is set forth later in this Form 10-K/A. Isolde O’Hanlon has the requisite attributes of a financial expert and such attributes were acquired through relevant education and experience for purposes of service on the Audit Committee and in accordance with the rules and regulations of Nasdaq and the applicable securities laws of the Securities and Exchange Commission.

Compensation Committee

The Compensation Committee assists our Board of Directors with reviewing the performance of our management in achieving corporate goals and objectives and assuring that our executives are compensated effectively in a manner consistent with our strategy, competitive practice and the requirements of applicable regulatory bodies. Toward that end, the Compensation Committee, among other responsibilities, makes recommendations to our Board of Directors regarding director and executive officer compensation, equity‑based compensation plans and executive benefit plans. The Compensation Committee also administers the Company’s incentive plans.

The Compensation Committee met four times in 2024. All members of the Compensation Committee satisfy the independence requirements established by Nasdaq. The Compensation Committee members are J. Grant Smith (Chairperson), Isolde O’Hanlon, and Joseph D. Sarafa.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things:

•	identifies, evaluates and recommends nominees, including shareholder nominees, to our Board of Directors and committees of our Board of Directors;

•	conducts searches for appropriate directors;

•	evaluates the performance of our Board of Directors and of individual directors;

•	considers and makes recommendations to our Board of Directors regarding the composition of our Board of Directors and its committees and related compensation;

•	reviews developments in corporate governance practices;

•	evaluates the adequacy of our corporate governance practices and reporting; and

•	makes recommendations to our Board of Directors concerning corporate governance matters.

The members of the Nominating and Corporate Governance Committee are Joseph D. Sarafa (Chairperson), Jeffrey Hakala, and Timothy Lamothe. The Nominating and Corporate Governance Committee met four times in 2024. The Nominating and Corporate Governance Committee recommended to the Board, and the Board approved the nomination of Joseph D. Sarafa as a director of the Company with a term expiring in 2028.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require us to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on our review of such filings and other information available to us, as well as representations from the reporting persons, we have identified the following reports required to be filed by insiders under Section 16(a) of the Exchange Act that were not filed in a timely manner in 2024: one late report by J. Grant Smith, covering no transactions on Form 3 on January 24, 2024.

Nomination to the Board of Directors

Candidates for nomination to our Board of Directors are selected by our Board of Directors based on the recommendation of the Nominating and Corporate Governance Committee in accordance with the committee’s charter, our bylaws, our Corporate Governance Guidelines, and the criteria adopted by our Board of Directors regarding director candidate qualifications. In recommending candidates for nomination, the Nominating and Corporate Governance Committee considers candidates recommended by directors, officers, employees, shareholders and others, using the same criteria to evaluate all candidates. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates as appropriate and, in addition, the Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.

Director Qualifications

With the goal of developing a diverse, experienced and highly qualified board of directors, the Nominating and Corporate Governance Committee is responsible for developing and recommending to our Board of Directors the desired qualifications, expertise and characteristics of members of our Board of Directors, including qualifications that the Committee believes must be met by a committee-recommended nominee for membership on our Board of Directors and specific qualities or skills that the Committee believes are necessary for one or more of the members of our Board of Directors to possess.

Since the identification, evaluation and selection of qualified directors is a complex and subjective process that requires consideration of many intangible factors, and will be significantly influenced by the particular needs of our Board of Directors from time to time, our Board of Directors has not adopted a specific set of minimum qualifications, qualities or skills that are necessary for a nominee to possess, other than those that are necessary to meet U.S. legal, regulatory and Nasdaq listing requirements and the provisions of our bylaws, Corporate Governance Guidelines, and charters of the board committees. When considering nominees, our Nominating and Corporate Governance Committee may take into consideration many factors including, among other things, a candidate’s independence, integrity, skills, financial and other expertise, breadth of experience, and knowledge about our business or industry and ability to devote adequate time and effort to responsibilities of our Board of Directors in the context of its existing composition. Through the nomination process, the Nominating and Corporate Governance Committee seeks to promote board membership that reflects a diversity of business experience, expertise, viewpoints, personal backgrounds and other characteristics that are expected to contribute to our Board of Directors’ overall effectiveness. The brief biographical description of each director set forth in “Board of Directors and Corporate Governance” includes the primary individual experience, qualifications, attributes and skills of each of our directors that led to the conclusion that each director should serve as a member of our Board of Directors at this time.

EXECUTIVE OFFICERS

Set forth below is the name, age, and position of each of our executive officers as of the date of this Form 10-K/A.

Name	Age	Position
Brian Roney	61	President and Chief Executive Officer
Harold Meloche	63	Chief Financial Officer and Treasurer

Brian Roney is the President and Chief Executive Officer of Conifer Holdings, Inc. Mr. Roney oversees all of the Company’s general operations. He has been with the Company since 2010 and has over 25 years of experience in the insurance industry. Mr. Roney has a B.A. from the University of Notre Dame and a M.B.A. from the University of Detroit. Mr. Roney has more than 35 years of financial services experience and spent 10 years in the securities industry as a principal with a broker-dealer, where he specialized in public and private offerings and held FINRA (NASD) Series 7, 24 and 63 licenses. Mr. Roney's prior experience with multiple publicly traded insurance companies brings vital public company expertise to the executive leadership team.

Harold Meloche is the Chief Financial Officer and Treasurer of Conifer Holdings, Inc. Mr. Meloche has primary responsibility over accounting and financial reporting. Mr. Meloche has been with the Company since 2013 and has over 30 years of experience in the insurance industry. Mr. Meloche is a registered Certified Public Accountant, and his analytical expertise bears considerable value to the Company’s financial leadership team.

Code of Business Conduct and Ethics

We have a Code of Conduct and Ethics applicable to our directors, officers and employees that complies with the requirements of applicable rules and regulations of the SEC and Nasdaq. This code is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting to an appropriate person or persons identified in the Code of Business Conduct and Ethics of violations of the Code of Business Conduct and Ethics;

•	accountability for adherence to the Code of Business Conduct and Ethics; and

•	compliance with our Whistleblower Policy.

Our Code of Business Conduct and Ethics is available on the governance portion of our website at www.cnfrh.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions in public filings.

Insider Trading Policy

Pursuant to the terms of our Insider Trading Policy, we prohibit all directors, officers, and employees from engaging in hedging transactions including hedging or monetization transactions, such as zero-cost collars and forward sale contracts with respect to our securities. A copy of our Insider Trading Policy is filed as an exhibit to our Original Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Our non-employee directors received the following compensation in 2024. Our Board of Directors has a policy to pay non-employee directors annual cash payments of $20,000, payable quarterly in arrears.

Name	Fees Earned or Paid in Cash	Total ($)
	2024
Joseph D. Sarafa	$20,000	20,000
R. Jamison Williams, Jr.	20,000	20,000
Isolde O’Hanlon*	45,000	45,000
Jeffrey Hakala	20,000	20,000
John Melstrom	20,000	20,000
Timothy Lamothe	20,000	20,000
Gerald Hakala	20,000	20,000
J. Grant Smith*	50,000	50,000
Total Fees	$215,000	215,000

* Mr. Smith was appointed to the Board in January 2024 and was elected as chair of the Board in October 2024, succeeding Ms. O’Hanlon who served as acting chair of the Board from January 2024 to October 2024.

Executive Officers Compensation

Summary Compensation Table for Fiscal Year 2024 and 2023

The following table shows the compensation earned by Brian Roney, Nicholas Petcoff and Harold Meloche (collectively, the “named executive officers”) for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total Compensation ($)
Brian Roney	2024	425,000	318,750		13,800	757,550
President and Chief Executive Officer of the Corporation (3)	2023	425,000	—	—	13,200	438,200
Nicholas Petcoff	2024	283,333	635,375	—	11,333	930,041
Former Chief Executive Officer and Director of the Corporation (4)	2023	425,000	—	—	13,200	438,200
Harold Meloche	2024	320,000	240,000		12,800	572,800
Chief Financial Officer of the Corporation	2023	320,000	100,000	—	12,800	432,800

(1)     In accordance with SEC rules, in the case of time-based equity awards, this column reflects the aggregate grant date fair value of such equity awards, as computed in accordance with FASB ASC Topic 718, which is consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in our Original Form 10-K. These amounts do not reflect the actual economic value that will be realized by our named executive officers upon the vesting of such equity awards or the sale of the common stock underlying such awards.

(2)    Other compensation for Brian Roney and Nicholas Petcoff consisted of $13,800 and $11,333 of employer matches on contributions to the Company's 401(k) employee benefit plan in 2024, respectively. Other compensation for Brian Roney and Nicholas Petcoff consisted of $13,200 of employer matches on contributions to the Company's 401(k) employee benefit plan in 2023. Other compensation for Harold Meloche consisted of $12,800 of employer matches on contributions to the Company's 401(k) employee benefit plan in 2024 and 2023.

(3)      As of August 30, 2024, Brian Roney, President, succeeded Nicholas Petcoff as our Chief Executive Officer.

(4)        On August 30, 2024, Nicholas Petcoff, the Company’s former Chief Executive Officer and director, resigned from all his positions at the Company and its subsidiaries (including his position as a director) in connection with the transaction contemplated by that certain Interest Purchase Agreement dated August 30, 2024.

Narrative Disclosure to Summary Compensation Table

In 2024, the Compensation Committee reviewed financial information and other performance metrics relative to the historical compensation of executive management and comparative information prepared internally. The Compensation Committee also reviewed management’s recommendations for compensation levels of all of the Company’s senior executive officers and considered these recommendations with reference to relative compensation levels of like-size institutions. The totality of the information reviewed by the Compensation Committee was considered when establishing current executive salary levels, and similar analysis is expected to be considered when reviewing and establishing future salaries and long-term incentives. The Company’s compensation policies and practices are designed to ensure that they do not foster risk taking above the level of risk associated with the Company’s business model. For this purpose, the Compensation Committee generally considers the Company’s financial performance, comparing that performance to the performance metrics included in the Company’s strategic plan. The Compensation Committee also generally evaluates management’s compensation in light of other specific risk parameters. Based on this assessment, the Compensation Committee believes that the Company has a balanced pay and performance program that does not promote excessive risk taking.

Base Salary

Our Compensation Committee determines the base salaries for each of our named executive officers, as referenced above. Generally, we aim to set executive base salaries near the middle range of the salaries that we have observed for executives in similar positions with similar responsibilities. We pay our named executive officers an annual base salary in cash. Base salaries are reviewed annually by the Compensation Committee and, when appropriate, the committee makes recommendations to the Board for approval of the compensation of our named executive officers.  Our named executive officers’ salaries in 2024 were the same as in 2023.

Bonuses

The Company awarded discretionary cash bonuses to each of the named executive officers during 2024 in connection with the successful sale in August 2024 all of the issued and outstanding membership interests of Conifer Insurance Services to BSU Leaf Holdings LLC.   Mr. Petcoff is eligible to receive up to $1,270,750, with $635,375 paid within 30 days of closing the transaction, and $635,375 payable within 30 days of the Company’s receipt of the earn-out payment (only if the Company receives the maximum earn-out payment).  Mr. Roney and Mr. Meloche will receive $1,275,000 and $960,000, respectively, each payable in four equal installments in December 2024, June 2025, June 2026, and June 2027.We did not grant any equity awards in 2024.

Employment Agreements

As of December 31, 2024, we had an employment agreement in place with our current President and Chief Executive Officer, Mr. Brian Roney, and with our Chief Financial Officer, Mr. Harold Meloche (the “Covered Officers”). Both executives entered into an amended and restated employment agreements effective December 13, 2024 (each, the “A&R Employment Agreement”). Each of the A&R Employment Agreements are the same except for the individuals’ titles and annual base salaries, which is $425,000 for Mr. Roney and $320,000 for Mr. Meloche.

If a Covered Officer resigns with “Good Reason” or is terminated by the Company without “Cause” (each as defined in the applicable A&R Employment Agreement), such Covered Officer shall receive: (i) accrued and unpaid portion of base salary and vested benefits under his benefit plans and certain other unconditional entitlements (the “Unconditional Entitlements”), and (ii) subject to signing and not revoking a release of claims, (A) the annual base salary to which such Covered Officer would be entitled for the period beginning on the day after the termination date, and ending on the date of the end of the Term, and (B) all remaining unpaid installments of the Transaction Bonus. If a Covered Officer resigns without “Good Reason”, such Covered Officer will receive the Unconditional Entitlements and pro-rated portion of the next Transaction Bonus installment for such Covered Officer through the termination date. Upon termination due to death or disability, a Covered Officer or his beneficiaries shall receive the Unconditional Entitlements and the remaining Transaction Bonus installments for such Covered Officer. In the event the Company ceases to exist during the Term, the Company shall pay to the Covered Officers any unpaid installments of the Transaction Bonuses.  Each of the A&R Employment Agreement provides for other fringe benefits and perquisites as are generally made available to the Company’s executives.

Termination of Employment Agreements with Named Executive Officers

On August 30, 2024, Nicholas Petcoff, the Company’s former Chief Executive Officer and director, resigned from all his positions at the Company and its subsidiaries (including his position as a director) in connection with the transaction contemplated by that certain Interest Purchase Agreement dated August 30, 2024. Mr. Nicholas Petcoff’s recent employment agreement, entered into in December 2023, was effective since January 1, 2024 and provided for an annual base salary of $425,000, participation in the annual bonus plan, participation in any long-term incentive plan made generally available to senior executive officers of the Company and other fringe benefits and perquisites as are generally made available to the Company’s executives. Mr. Nicholas Petcoff’s resignation was not the result of any disagreement with management or the Board.

Outstanding Equity Awards at 2024 Year-End

The following table lists all outstanding equity awards held by our named executive officers as of December 31, 2024.

	Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Brian Roney (1)	24,000	6,000	$3.81	6/30/2030
Brian Roney (2)	106,000	159,000	$4.53	3/8/2032
Harold Meloche (3)	16,000	4,000	$3.81	6/30/2030

(1) 30,000 options were granted on June 30, 2020 to Mr. Roney. These options vest in five equal annual installments beginning on the first anniversary of the date of grant.

(2)  265,000 options were granted on March 8, 2022 to Mr. Roney. These options vest in five equal annual installments beginning on the first anniversary of the date of grant.

(3)  20,000 options were granted on June 30, 2020 to Mr. Meloche. These options vest in five equal annual installments beginning on the first anniversary of the date of grant.

2015 Omnibus Incentive Plan

The 2015 Omnibus Incentive Plan terminated on the tenth anniversary of its date of adoption by the Board of Directors. All outstanding unvested awards under the 2015 Omnibus Incentive Plan continue to vest in accordance with their terms; however, no additional awards are available for grant.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	315,000	$4.42	20,540
Equity compensation plans not approved by security holders	—	—	—
Total	315,000	$4.42	20,540

Executive Compensation Clawback Policy

In November 2023, we adopted a Compensation Recovery Policy to comply with new SEC regulations and Nasdaq listing standards. Under the Compensation Recovery Policy, in the event of a qualifying accounting restatement, we are required to recover reasonably promptly from the covered officers, including our NEOs, any erroneously awarded compensation, defined generally as the excess of the amount of incentive-based compensation received by the covered officer during the applicable recovery period over the amount of incentive-based compensation that would have been received had it been determined based on the restated amounts in the accounting restatement.

The preceding description of our Compensation Recovery Policy is qualified by the policy itself, which was filed as Exhibit 97 to our Original Form 10-K.

Chief Executive Officer Pay Ratio

As a “smaller reporting company”, we are not required to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2024 concerning our equity compensation plans:

Year	Reported Summary Compensation Table Total for PEO 1	Reported Value of Equity Awards(a)	Equity Award Adjustment	Compensation Actually Paid to PEO 1
2024	$757,550	$-	$35,745	$793,295

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series B Preferred Stock as of April 7, 2025 for:

•	each of our directors and nominees for director;
•	each of our named executive officers;
•	all of our current directors and named executive officers as a group; and
•	each person or group, who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 12,222,881 shares of our common stock outstanding as of April 7, 2025 and 1,500 shares of Series B Preferred Stock, with an aggregate of 2,443,353 votes. There are 315,000 authorized shares of our common stock that will be issued in the future pursuant to stock option awards. The table below reflects only outstanding shares relating to exercisable stock options as of 60 days following April 7, 2025.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Conifer Holdings, Inc., 3001 West Big Beaver Road, Suite 319, Troy, MI 48084. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares of Series B Preferred Stock	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Nicholas Petcoff (1)	275,314		1.9%
Brian Roney (2)	634,232		4.0%
Harold Meloche (3)	88,588		*
Timothy Lamothe	17,351		*
Joseph Sarafa	350,000		2.4%
R. Jamison Williams, Jr.	440,752		3.0%
Isolde O'Hanlon	5,000		*
John Melstrom	25,000		*
Jeffrey Hakala (4)	1,802,135	1,500	29.0%
Gerald Hakala (4)	1,802,135	1,500	29.0%
J. Grant Smith	—	—	*
All named executive officers and directors as a group (10 persons) (5)	5,124,193	1,500	34.5%

Other Beneficial Owners
Clarkston Ventures, LLC (6)	3,735,769	1,500	42.1%
James Petcoff (7)	3,437,647		23.5%

* Less than one percent.

(1) Mr. Petcoff’s employment terminated on August 30, 2024.
(2) Includes 183,000 shares underlying outstanding stock options.
(3) Includes 16,000 shares underlying outstanding stock options.
(4) The shares of common stock are held directly by Clarkston Ventures, LLC (“CV”) and indirectly by Jeffrey Hakala and Gerald Hakala, who are both Co-Chief Investment Officers of CV. The shares of Series B Preferred Stock are held by Clarkston 91 West LLC and are also held indirectly by Jeffrey Hakala and Gerald Hakala. Jeffrey Hakala and Gerald Hakala disclaim beneficial ownership in the shares held by CV except to the extent of their pecuniary ownership therein.
(5) Includes 199,000 shares underlying outstanding stock options.
(6) Based on information known to the Company. Includes 3,735,669 shares of common stock held by Clarkston Ventures, LLC and 1,500 shares of Series B Preferred Stock held by Clarkston 91 West LLC, each affiliates of Jeffrey Hakala and Gerald Hakala. The address of CV is 81 West Long Lake Road, Bloomfield Hills, MI, 48304.
(7) Based solely on information contained in Amendment No. 8 to Schedule 13D/A. Mr. J. Petcoff reports he has the sole voting and dispositive powers over all of the shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions
Our related person transaction policy states that our executive officers, directors and principal shareholders, including their immediate family members, are not permitted to enter into a related person transaction with us without the consent of our Audit Committee, or the disinterested members of Board of Directors. Any request for us to enter into a transaction with an executive officer, director, principal shareholder or any of such persons’ immediate family members, in which the amount involved exceeds $120,000, will be required to be presented to our Audit Committee for review, consideration and approval. All of our directors, executive officers and employees are required to report to our Audit Committee any such related person transaction. In approving or rejecting the proposed transaction, our Audit Committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third‑party under the same or similar circumstances, the extent of the related person’s interest in the transaction and, if applicable, the impact on a director’s independence. Under the policy, if we should discover related person transactions that have not been approved, our Audit Committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

Family Relationships

Nicholas Petcoff was Chief Executive Officer and a director of the Company until August 2024. Nicholas Petcoff is the son of James Petcoff, who served as the Company’s Executive Chairman and Co-Chief Executive Officer through December 31, 2023, and who is the beneficial owner of more than 5% of the Company’s common stock. Details of Nicholas Petcoff's termination of employment and background can be found in the “Termination of Employment Agreements with Named Executive Officer” section and details of compensation can be found in the "Executive Compensation" section of this proxy statement.

The Company owned 50% of Sycamore Specialty Underwriters, LLC (“SSU” or "Affiliate"), a wholesale agency, until August 2024. The other 50% of SSU was owned by Andrew Petcoff, who purchased 50% of SSU from the Company on December 31, 2022, for $1,000. Andrew Petcoff is the son of James Petcoff, the Company's former Executive Chairman and Co-Chief Executive Officer and beneficial owner of more than 5% of the Company’s common stock. Andrew Petcoff had been the President of SSU. Andrew Petcoff earned $425,000 in base salary for his services during 2023. Andrew Petcoff received $12,200 of employer matches on contributions to SSU's 401(k) employee benefit plan in 2023. Andrew Petcoff received a $70,000 bonus from SSU during 2023. Andrew Petcoff received a $7,200 car allowance from SSU during 2023. The Company provided SSU with certain administrative services, including consulting services and information technology services. During 2023, SSU paid $80,000 for the administrative services provided. The Company paid $3.8 million of commissions to SSU in 2023 in connection with the policies written by the Company's insurance subsidiaries.  On August 30, 2024, the Company completed the sale of its remaining 50% ownership interest in SSU to an entity owned by Andrew Petcoff, pursuant to the Membership Interest Purchase Agreement, dated as of August 30, 2024, among Sycamore Financial Group, LLC, Andrew Petcoff and VSRM Insurance Agency, Inc. The total purchase price was $6.5 million with $3.0 million paid in cash at the time of the closing and $3.5 million due throughout the balance of 2024.

Other Related Party Transactions

On December 20, 2023, the Company sold $6.0 million of its newly designated Series A Preferred Stock to Clarkston 91 West LLC, an entity affiliated with Gerald Hakala and Jeffrey Hakala, members of the Board of Directors.

In May 2024, Clarkston Companies, Inc., an affiliate of Gerald Hakala and Jeffrey Hakala, members of the Board of Directors, purchased 6,000 shares of Waterford Bank from the Company for $510,000.

In July 2024, an affiliate of Joseph Sarafa, a member of the Board of Directors, purchased $500,000 of private debt of a third party from the Company.

Until August 30, 2024, the Company employed Nicholas J. Petcoff as its former Chief Executive Officer and a Director of the Company’s Board of Directors. On August 30, 2024 the Company completed the sale of all of the issued and outstanding membership interests of CIS to BSU Leaf Holdings LLC, a Delaware limited liability company (“Buyer”), pursuant to the Interest Purchase Agreement, dated as of August 30, 2024 (the “CIS Agreement”), by and among the Company, Buyer and Buyer's parent (the “CIS Sale”). As part of the completion of the CIS Sale, on August 30, 2024, Nicholas J. Petcoff, resigned from all his positions at the Company and its subsidiaries. Mr. Petcoff can earn $635,375 if the Company receives the maximum earnout payments under the CIS Agreement.

On February 27, 2025, the Company issued $5.0 million of its newly designated Series B Preferred Stock, no par value, through a private placement of 1,000 shares priced at $5,000 per share that matures on December 31, 2026, and issued to Clarkston 91 West LLC a warrant to purchase 4,000,000 shares at an exercise price of $1.50 per share. On March 3, 2025, the Company issued $2.5 million of its newly designated Series B Preferred Stock, no par value, through a private placement of 500 shares priced at $5,000 per share that matures on December 31, 2026.  Clarkston 91 West LLC is an entity affiliated with Gerald Hakala and Jeffrey Hakala, members of the Board of Directors of the Company. The Series B Preferred Shares may be redeemed at a price equal to the Series B issue price. Each share of the Series B Preferred Stock entitles the Holder to 3,000 votes on each matter properly submitted to the Company's shareholders for their vote, however the aggregate voting power of all outstanding shares of the Series B Preferred Stock shall not exceed 19.99% of the aggregate voting power of all voting securities.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees incurred for professional audit services and other services rendered to our Company by Plante & Moran, PLLC (East Lansing, Michigan, PCAOB ID No. 166) for the years ended December 31, 2024 and 2023, respectively (in thousands).

	2024	2023
Audit Fees (1)	$751	$720
Tax Fees (2)	$130	$91
Total Fees	$881	$811

(1)        Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)          Tax Fees consist of fees for professional services for preparation of the Company's federal and state income tax returns, along with any tax notices received and tax consulting as required by the Company.

Auditor Independence

In our fiscal year ended December 31, 2024, there were no other professional services provided by Plante & Moran, PLLC, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of Plante & Moran, PLLC.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All services provided by Plante & Moran, PLLC for our fiscal year ended December 31, 2024 and 2023, were pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:
(3) Exhibits.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CONIFER HOLDINGS, INC.

By:	/s/ Brian J. Roney
Brian J. Roney
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Harold J. Meloche
Harold J. Meloche
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Dated:   April 29, 2025