Form 10-K/A
period 2024-12-31
Conifer Holdings, Inc.
filed 2025-05-09
CIK 1502292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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

The number of outstanding shares of the registrant’s common stock, no par value, as of April 28, 2025, was 12,222,881.

Auditor Name: Plante & Moran, PLLC	Auditor Location: East Lansing, Michigan	PCAOB ID No.166

EXPLANATORY NOTE
This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment” or “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed on March 28, 2025 by Conifer Holdings, Inc., a Michigan corporation (“Conifer” or the “Company”) as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on April 30. 2025 (together, the “Original Form 10-K”). Conifer is filing this Amendment  for the purpose of amending the beneficial ownership table contained in Part III, Item 12 to correct a clerical error in calculation of the beneficial ownership percentage of all named executive officers and directors as a group in the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, because this Amendment does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Original Form 10-K.

 CONIFER HOLDINGS, INC. AND SUBSIDIARIES
Form 10-K/A

INDEX
		Page No.
Part III
Items 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3
Part IV
Item 15.	Exhibits and Financial Statement Schedules	5
Signatures		6

CONIFER HOLDINGS, INC. AND SUBSIDIARIES
PART III
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares of Series B Preferred Stock	Percentage of Shares Beneficially Owned (1)
Named Executive Officers and Directors:
Brian Roney (2)	634,232		4.0%
Harold Meloche (3)	88,588		*
Timothy Lamothe	17,351		*
Joseph Sarafa	350,000		2.4%
R. Jamison Williams, Jr.	440,752		3.0%
Isolde O'Hanlon	5,000		*
John Melstrom	25,000		*
Jeffrey Hakala (4)	3,735,769	1,500 (2,443,353 votes)	42.1%
Gerald Hakala (4)	3,735,769	1,500 (2,443,353 votes)	42.1%
J. Grant Smith	—	—	*
Nicholas Petcoff (5)	275,314		1.9%
All named executive officers and directors as a group (10 persons) (6)	5,124,193	1,500 (2,443,353 votes)	50.9%

Other Beneficial Owners
Clarkston Ventures, LLC (7)	3,735,769	1,500 (2,443,353 votes)	42.1%
James Petcoff (8)	3,437,647		23.5%

* Less than one percent.

(1) Percentage based on 14,666,234 total votes, based on: (i) 12,222,881 shares of common stock and (ii) 1,500 shares of Series B Preferred Stock (holding voting rights of 2,443,353 votes)outstanding as of April 7, 2025.
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
(5) Mr. Petcoff’s employment terminated on August 30, 2024.
(6) Includes 199,000 shares underlying outstanding stock options.
(7) Based on information known to the Company. Includes 3,735,669 shares of common stock held by Clarkston Ventures, LLC and 1,500 shares of Series B Preferred Stock held by Clarkston 91 West LLC, each affiliates of Jeffrey Hakala and Gerald Hakala. The address of CV is 81 West Long Lake Road, Bloomfield Hills, MI, 48304.
(8) Based solely on information contained in Amendment No. 8 to Schedule 13D/A. Mr. J. Petcoff reports he has the sole voting and dispositive powers over all of the shares.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:
(3) Exhibits.
CONIFER HOLDINGS, INC.
Exhibit Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
31.1	Section 302 Certification — CEO					*

31.2	Section 302 Certification — CFO					*

101.INS	inline XBRL Instance Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.SCH	inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					*
104	Cover Page Interactive Data file (embedded within the inline XBRL document)

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

Dated: May 9, 2025