Form 10-Q
period 2025-03-31
Conifer Holdings, Inc.
filed 2025-05-14
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of outstanding shares of the registrant’s common stock, no par value, as of May 13, 2025, was 12,222,881.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $106,636 and $117,827, respectively)	$96,023	$105,665
Equity securities, at fair value (cost of $1,838 and $1,836, respectively)	1,411	1,603
Short-term investments, at fair value	42,066	21,151
Total investments	139,500	128,419

Cash and cash equivalents	10,281	27,654
Premiums and agents' balances receivable, net	9,568	9,901
Reinsurance recoverables on unpaid losses	77,872	84,490
Reinsurance recoverables on paid losses	11,666	6,919
Prepaid reinsurance premiums	5,403	6,088
Deferred policy acquisition costs	6,647	6,380
Receivable from contingent considerations	12,465	8,070
Other assets	3,672	3,735
Total assets	$277,074	$281,656

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$176,362	$189,285
Unearned premiums	30,645	30,590
Reinsurance premiums payable	2,488	1
Debt	11,996	11,932
Mandatorily redeemable preferred stock	5,651	—
Funds held under reinsurance agreements	20,964	25,829
Accounts payable and other liabilities	3,383	2,494
Total liabilities	251,489	260,131

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,222,881 issued and outstanding, respectively)	100,117	98,178
Accumulated deficit	(62,631)	(63,153)
Accumulated other comprehensive income (loss)	(11,901)	(13,500)
Total shareholders' equity	25,585	21,525
Total liabilities and shareholders' equity	$277,074	$281,656

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue and Other Income
Premiums
Gross earned premiums	$16,118	34,232
Ceded earned premiums	(5,803)	(17,345)
Net earned premiums	10,315	16,887
Net investment income	1,289	1,546
Net realized investment gains (losses)	3	—
Change in fair value of equity securities	(192)	43
Other income	65	149
Change in fair value of contingent considerations	4,395	—
Total revenue and other income	15,875	18,625

Expenses
Losses and loss adjustment expenses, net	9,274	10,520
Policy acquisition costs	2,677	3,160
Operating expenses	2,861	2,862
Interest expense	541	877
Total expenses	15,353	17,419

Income (loss) from continuing operations before income taxes	522	1,206
Income tax expense (benefit)	—	(151)

Net income (loss) from continuing operations	$522	$1,357
Net income (loss) from discontinued operations	—	(1,126)
Net income (loss)	522	231
Series A Preferred Stock dividends	—	157
Net income (loss) allocable to common shareholders	$522	$74

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$0.04	$0.11
Net income (loss) from discontinued operations	$—	$(0.10)
Net income (loss) allocable to common shareholders	$0.04	$0.01

Weighted average common shares outstanding, basic and diluted	12,222,881	12,222,881

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$522	$231

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	1,599	(436)
Income tax (benefit) expense	—	—
Unrealized investment gains (losses), net of tax	1,599	(436)

Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	—
Income tax (benefit) expense	—	—
Total reclassifications included in net income (loss), net of tax	—	—

Other comprehensive income (loss)	1,599	(436)

Total comprehensive income (loss)	$2,121	$(205)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Preferred Stock		No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2024	—	—	12,222,881	$98,178	$(63,153)	$(13,500)	$21,525
Net income (loss)	—	—	—	—	522	—	522
Issuance of warrants	—	—	—	1,924	—	—	1,924
Stock-based compensation expense	—	—	—	15	—	—	15
Other comprehensive income (loss)	—	—	—	—	—	1,599	1,599
Balances at March 31, 2025	—	$—	12,222,881	$100,117	$(62,631)	$(11,901)	$25,585

Balances at December 31, 2023	1,000	$6,000	12,222,881	$98,100	$(86,683)	$(14,528)	$2,889
Net income (loss)	—	—	—	—	231	—	231
Stock-based compensation expense	—	—	—	32	—	—	32
Cash dividends paid on Series A Preferred Stock	—	—	—	—	(157)	—	(157)
Other comprehensive income (loss)	—	—	—	—	—	(436)	(436)
Balances at March 31, 2024	1,000	$6,000	12,222,881	$98,132	$(86,609)	$(14,964)	$2,559

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income (loss) from continuing operations	$522	$1,357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64	148
Accretion of Series B Preferred Stock	75	—
Amortization of bond premium and discount, net	(108)	(167)
Net realized investment (gains) losses	(3)	—
Change in fair value of equity securities	192	(43)
Stock-based compensation expenses	15	32
Other	—	(580)
Change in fair value of contingent considerations	(4,395)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	333	5,864
Reinsurance recoverables	1,871	4,544
Prepaid reinsurance premiums	685	8,422
Deferred policy acquisition costs	(267)	(371)
Other assets	71	174
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(12,923)	1,214
Unearned premiums	55	(9,919)
Funds held under reinsurance agreements	(4,823)	(339)
Reinsurance premiums payable	2,487	2,153
Premiums payable to other insureds	—	(6,264)
Accounts payable and other liabilities	889	1,187
Net cash provided by (used in) operating activities - discontinued operations	-	763
Net cash provided by (used in) operating activities	(15,260)	8,175
Cash Flows From Investing Activities
Purchase of investments	(64,055)	(52,396)
Proceeds from maturities and redemptions of investments	7,428	1,764
Proceeds from sales of investments	47,014	49,074
Net cash provided by (used in) investing activities	(9,613)	(1,558)
Cash Flows From Financing Activities
Issuance of stock warrants	1,924	—
Issuance of Series B Preferred Stock	5,576	—
Dividends paid on Series A Preferred Stock	—	(176)
Repayment of long-term debt	—	(250)
Net cash provided by (used in) financing activities	7,500	(426)
Net increase (decrease) in cash	(17,373)	6,191
Cash at beginning of period	27,654	11,125
Cash at end of period	10,281	17,316
Less: Cash and cash equivalents of discontinued operations at the end of period	—	1,225
Cash and cash equivalents of continuing operations at the end of period	$10,281	$16,091
Supplemental Disclosure of Cash Flow Information:
Interest paid	$541	$964
Income taxes paid (refunded), net	(75)	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), and VSRM, Inc. ("VSRM"). VSRM owned a 50% non-controlling interest in Sycamore Specialty Underwriters, LLC ("SSU" or"Affiliate") until August 30, 2024, when VSRM sold its interest in SSU.

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

These consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results expected for the year ended December 31, 2025.

Business

Historically, the Company was engaged in the sale of property and casualty insurance products and organized its principal operations into three types of insurance businesses: commercial lines, personal lines, and agency business. The Company no longer has the agency business following the sales of both CIS and SSU in August 2024. The Company used to underwrite a variety of specialty commercial insurance products, including commercial property, general liability, liquor liability and commercial automobile, of which substantially all of these programs are in run-off. While this business is no longer written by the Company, the historical business contributes significantly to our exposure to loss reserve development.

As of March 31, 2025, the Company is only writing a small amount of commercial business, and continues to write the specialty homeowners business in Texas, Illinois and Indiana. The Company’s corporate headquarters are located in Troy, Michigan.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 requires public business entities to disclose additional information with respect to the reconciliation of the effective tax rate to the statutory rate. Additionally, public business entities will need to disaggregate federal, state and foreign taxes paid in their financial statements. ASU 2023-09 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The Company adopted this guidance beginning with this Quarterly Report on Form 10-Q and the adoption did not have a significant impact to the Company's required disclosures.

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

Company Liquidity

At March 31, 2025, the Company had $52.3 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt and mandatorily redeemable preferred stock, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the three months ended March 31, 2025 and 2024. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term.

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

CIC’s estimated RBC as of March 31, 2025, is approximately 160%. As part of the plan to get CIC’s RBC ratio above 200% in the near term, CIC is not expected to pay CHI any intercompany service fees for the duration of 2025 but is expected to resume such fees in 2026. CIC may also enter into a quota share agreement with its homeowners book of business as a method of increasing the RBC ratio. It also may take additional contributions to CIC to ensure its RBC gets above 200% in the near term.

CIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2024. To fund these additional contributions, CHI utilized proceeds from the CIS Sale and raised $7.5 million from the issuance of the Series B Preferred Stock and common stock purchase warrants. WPIC no longer writes any business and CIC’s writings are significantly constrained by its diminished capital position.

If we do not remediate the regulatory deficiency the insurance regulator could suspend or terminate CIC’s authority to write business. Also, A.M. Best and Kroll downgraded the financial strength ratings of both companies and we terminated the rating relationship. Therefore, neither company is currently rated by a nationally recognized statistical rating organization which can negatively impact their ability to market to policyholders. These circumstances could jeopardize the ability of the Company to generate insurance underwriting revenues.

CHI had $2.5 million of cash as of March 31, 2025. CHI is required to make quarterly interest payments on its public debt of $412,000 and quarterly dividend payments of $253,000 on its mandatorily redeemable preferred stock. CHI is also currently bearing much of the operating costs of the organization because no management fee is being paid by either insurance company during 2025. CHI’s cash obligations are expected to be funded with cash on hand, the expected receipt of a $10.0 million second earnout payment sometime during 2025, the potential sale of available assets and additional short-term financing available from existing investors. Management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

2. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three months ended March 31, 2025. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses of $10.7 million as of March 31, 2025, from the Company's available-for-sale securities are due to market conditions and interest rate changes. Management believes it will not need to sell its available-for-sale securities at significant losses as it has the ability and intention to hold them until maturity or until their values improve.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at March 31, 2025 and December 31, 2024 were as follows (dollars in thousands):

	March 31, 2025
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$4,972	$12	$(51)	$4,933
State and local government	21,372	—	(3,367)	18,005
Corporate debt	33,521	—	(2,441)	31,080
Asset-backed securities	18,653	43	(33)	18,663
Mortgage-backed securities	24,048	—	(4,395)	19,653
Commercial mortgage-backed securities	1,379	—	(62)	1,317
Collateralized mortgage obligations	2,691	—	(319)	2,372
Total debt securities available for sale	$106,636	$55	$(10,668)	$96,023

	December 31, 2024
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$4,573	$4	$(75)	$4,502
State and local government	21,933	—	(3,810)	18,123
Corporate debt	33,543	—	(2,903)	30,640
Asset-backed securities	28,432	84	(83)	28,433
Mortgage-backed securities	24,605	—	(4,940)	19,665
Commercial mortgage-backed securities	1,899	1	(69)	1,831
Collateralized mortgage obligations	2,842	—	(371)	2,471
Total debt securities available for sale	$117,827	$89	$(12,251)	$105,665

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2025
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	1	$650	$(5)	5	$1,671	$(46)	6	$2,321	$(51)
State and local government	3	1,074	(16)	102	16,931	(3,351)	105	18,005	(3,367)
Corporate debt	1	96	(4)	63	30,984	(2,437)	64	31,080	(2,441)
Asset-backed securities	7	3,982	(2)	2	448	(31)	9	4,430	(33)
Mortgage-backed securities	1	5	(1)	65	19,648	(4,394)	66	19,653	(4,395)
Commercial mortgage-backed securities	1	443	(2)	2	874	(60)	3	1,317	(62)
Collateralized mortgage obligations	—	—	—	27	2,372	(319)	27	2,372	(319)
Total debt securities available for sale	14	$6,250	$(30)	266	$72,928	$(10,638)	280	$79,178	$(10,668)

	December 31, 2024
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	5	$2,208	$(13)	5	$1,657	$(62)	10	$3,865	$(75)
State and local government	3	1,068	(23)	104	17,055	(3,787)	107	18,123	(3,810)
Corporate debt	1	95	(5)	63	30,545	(2,898)	64	30,640	(2,903)
Asset-backed securities	1	298	(1)	6	5,630	(82)	7	5,928	(83)
Mortgage-backed securities	1	5	(1)	65	19,660	(4,939)	66	19,665	(4,940)
Commercial mortgage-backed securities	—	—	—	2	1,066	(69)	2	1,066	(69)
Collateralized mortgage obligations	—	—	—	29	2,471	(371)	29	2,471	(371)
Total debt securities available for sale	11	$3,674	$(43)	274	$78,084	$(12,208)	285	$81,758	$(12,251)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Debt securities	$958	$1,225
Equity securities	2	11
Cash, cash equivalents and short-term investments	387	371
Total investment income	1,347	1,607
Investment expenses	(58)	(61)
Net investment income	$1,289	$1,546

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Debt securities:
Gross realized gains	$5	$—
Gross realized losses	(2)	—
Total debt securities	3	—
Equity securities:
Gross realized gains	$—	$—
Gross realized losses	—	—
Total equity securities	—	—
Total net realized investment gains (losses)	$3	$—

There were $24.5 million and $1.8 million of proceeds from available-for-sale debt securities for the three months ended March 31, 2025 and 2024, respectively.

There were $5,000 and $0 of gross realized gains from the sale of available-for-sale debt securities for the three months ended March 31, 2025 and 2024, respectively. There were $2,000 and $0 of gross realized losses from the sale of available-for-sale debt securities for the three months ended March 31, 2025 and 2024, respectively.

There were no payables from securities purchased as of March 31, 2025 and March 31, 2024, respectively. There were no receivables from securities sold as of March 31, 2025 and March 31, 2024, respectively.

The Company's gross unrealized gains related to its equity investments were $161,000 and $350,000 as of March 31, 2025 and December 31, 2024, respectively. The Company’s gross unrealized losses related to its equity investments were $586,000 and $584,000 as of March 31, 2025 and December 31, 2024, respectively.

Proceeds from sales of short-term investments were $24.7 million and $23.5 million for the three months ended March 31, 2025 and 2024, respectively. Purchases of short-term investments were $62.4 million and $51.5 million for the three months ended March 31, 2025 and 2024, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There were no impairments or observable changes in price recorded for the three months ended March 31, 2025 and 2024, respectively, related to the Company's other equity investments. These investments are included in Other Assets in the Consolidated Balance Sheets and amounted to $250,000 as of March 31, 2025 and December 31, 2024.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at March 31, 2025. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,328	$6,218
Due after one year through five years	28,048	26,773
Due after five years through ten years	15,473	13,380
Due after ten years	10,016	7,647
Securities with contractual maturities	59,865	54,018
Asset-backed securities	18,653	18,663
Mortgage-backed securities	24,048	19,653
Commercial mortgage-backed securities	1,379	1,317
Collateralized mortgage obligations	2,691	2,372
Total debt securities	$106,636	$96,023

At March 31, 2025 and December 31, 2024, the Insurance Company Subsidiaries had $8.4 million and $8.3 million on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At March 31, 2025 and December 31, 2024, the Company had $109.2 million and $108.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. At March 31, 2025, approximately $108.5 million of the trust account balances are for collateral of gross unearned premiums and gross loss reserves of the fronted business on the security guard and installation industries ("Security Program") and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the unearned premiums run off to zero and loss reserves are paid on these programs, the remaining trust balances will be released and available for general use. It is expected to take approximately seven years for a large majority of the balances to be released with approximately 50% being released in the next few years.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,933	$—	$4,933	$—
State and local government	18,005	—	18,005	—
Corporate debt	31,080	—	31,080	—
Asset-backed securities	18,663	—	18,663	—
Mortgage-backed securities	19,653	—	19,653	—
Commercial mortgage-backed securities	1,317	—	1,317	—
Collateralized mortgage obligations	2,372	—	2,372	—
Total debt securities	96,023	—	96,023	—
Equity Securities	308	88	220	—
Short-term investments	42,066	42,066	—	—
Total marketable investments measured at fair value	$138,397	$42,154	$96,243	$—

Investments measured at NAV:
Investments in limited partnerships	1,103
Total investments measured at fair value	$139,500

Contingent considerations from CIS sale	12,465	—	—	12,465
Total assets measured at fair value	$151,965

Liabilities:
Senior unsecured notes *	$11,026	$—	$11,026	$—
Mandatorily redeemable preferred stock	5,567			5,567
Total Liabilities (non-recurring fair value measure)	$16,593	$—	$11,026	$5,567

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

	December 31, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,502	$—	$4,502	$—
State and local government	18,123	—	18,123	—
Corporate debt	30,640	—	30,640	—
Asset-backed securities	28,433	—	28,433	—
Mortgage-backed securities	19,665	—	19,665	—
Commercial mortgage-backed securities	1,831	—	1,831	—
Collateralized mortgage obligations	2,471	—	2,471	—
Total debt securities	105,665	—	105,665	—
Equity securities	311	91	220	—
Short-term investments	21,151	21,151	—	—
Total marketable investments measured at fair value	$127,127	$21,242	$105,885	$—

Investments measured at NAV:
Investments in limited partnerships	1,292
Total investments measured at fair value	128,419

Contingent considerations from CIS sale	8,070	—	—	8,070
Total assets measured at fair value	$136,489

Liabilities:
Senior unsecured notes *	$10,799	$—	$10,799	$—
Total Liabilities (non-recurring fair value measure)	$10,799	$—	$10,799	$—

* Carried at face value of debt net of unamortized debt issuance costs on the consolidated balance sheets

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 30% and 17% of the fair value of the total marketable investments measured at fair value as of March 31, 2025 and December 31, 2024, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 70% and 83% of the fair value of the total marketable investments measured at fair value as of March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025, the Company had a Level 3 liability for its mandatorily redeemable preferred stock that was issued during the first quarter of 2025. The fair value measurement of the mandatorily redeemable preferred stock was determined using a one-factor Black-Derman-Toy ("BDT") implementation of a binomial interest lattice in which the distribution of future short-rates is assumed to be log-normal and is fit to the forward yield curve existing as of the valuation date. This model was selected in consideration of the Company's optional redemption rights. Key assumptions in the analysis included the following as of March 31, 2025:

Mandatorily Redeemable Preferred Stock

Yield Volatility	20.0%
Risk-free Rate	3.9%
Selected Credit Spread	30.4%
Term	1.75 years
Fixed Rate Equivalent	6.9%

As of March 31, 2025, the Company had an asset for its contingent considerations related to the CIS Sale. The fair value measurement of the contingent considerations asset was determined using Level 3 inputs. At the time of the fair value analysis, the second contingent payment, equaling $10.0 million, was expected to be earned as of March 31, 2025 and paid on June 1, 2025. The third contingent payment, equaling $10.0 million, was not expected to be earned until 2027, if at all. The Company determined the combined fair value of the second and third contingent payments to be $12.5 million, as of March 31, 2025. The fair value was calculated based on the average of 20,000 simulations of a Monte Carlo analysis performed using Geometric Brownian Motion. Key assumptions in the analysis included the following as of March 31, 2025:

Contingent Consideration

Discount rate	13.2%
Gross revenue risk adjustment	3.8%
Gross revenue volatility	17.5%
Weighted average risk-free rate	3.9%
Weighted average cost of capital	12.0%

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. The tables below show a rollforward of Level 3 assets and liabilities held at fair value during the three months ended March 31, 2025 (dollars in thousands):

	Balance as of January 1, 2025	Additions into Level 3	Subtractions out of Level 3	Change in Fair Value	Balance as of March 31, 2025
Contingent considerations	8,070	$—	$—	$4,395	$12,465
Total recurring Level 3 assets	8,070	$—	$—	$4,395	$12,465

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three months ended March 31, 2025 and 2024. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$6,380	$6,405

Deferred policy acquisition costs	2,944	3,530
Amortization of policy acquisition costs	(2,677)	(3,160)
Net change	267	370

Balance at end of period	$6,647	$6,775

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024
Gross reserves - beginning of period	$189,285	$174,612
Less: reinsurance recoverables on unpaid losses	(84,490)	(70,807)
Net reserves - beginning of period	104,795	103,805
Add: incurred losses and LAE, net of reinsurance:
Current period	9,130	10,981
Prior period	144	(461)
Total net incurred losses and LAE	9,274	10,520
Deduct: loss and LAE payments, net of reinsurance:
Current period	1,593	2,862
Prior period	13,986	9,444
Total net loss and LAE payments	15,579	12,306
Net reserves - end of period	98,490	102,019
Plus: reinsurance recoverables on unpaid losses	77,872	73,807
Gross reserves - end of period	$176,362	$175,826

Net losses and LAE decreased by $1.2 million, or 11.8%, to $9.3 million during the first quarter of 2025, compared to $10.5 million for the same period in 2024. The $1.9 million decrease in current accident year losses during the first quarter of 2025, compared to the same period in 2024, was mostly due to a significant reduction in net earned premiums as commercial lines business is in runoff and we focus on the specialty homeowners business.

The Company’s incurred losses during the first quarter of 2025 included prior-year adverse development of $144,000. Of the $144,000 of adverse development, $764,000 of adverse development occurred in the Company's personal lines, while the Company experienced prior-year favorable development of $620,000 in the Company's commercial lines. The adverse development in the personal lines was related to the Company's Texas Homeowners book of business mostly in accident year 2024.

The Company’s incurred losses during the first quarter of 2024 included prior-year favorable development of $461,000. Of the $461,000 of favorable development experience during the first quarter of 2024, $508,000 of favorable development was experienced in the Company's personal lines of business, mostly related to accident year 2023. The $508,000 of favorable development in the Company's personal lines was offset by $47,000 of adverse development in the Company's commercial lines of business, mostly related to accident year 2022.

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events. The Company ceded primarily all specific commercial liability risks in excess of $400,000 in 2025 and 2024. The Company ceded specific commercial property risks in excess of $400,000 in 2025 and 2024. The Company ceded homeowners specific risks in excess of $500,000 and $400,000 in 2025 and 2024, respectively.

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

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement. As of March 31, 2025, the Company has recorded losses through the $5.5 million corridor and $15.3 million into the $20.0 million layer. As of December 31, 2024, the Company recorded losses through the $5.5 million corridor and $14.0 million into the $20.0 million layer.

As of March 31, 2025, the Consolidated Balance Sheets included $2.3 million and $9.7 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively. As of December 31, 2024, the Consolidated Balance Sheets included $3.4 million and $10.6 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Written premiums:
Direct	$16,177	$24,099
Assumed	(4)	214
Ceded	(5,333)	(8,922)
Net written premiums	$10,840	$15,391

Earned premiums:
Direct	$16,187	$24,808
Assumed	(69)	9,424
Ceded	(5,803)	(17,345)
Net earned premiums	$10,315	$16,887

Losses and LAE:
Direct	$7,080	$21,982
Assumed	8,671	(3,264)
Ceded	(6,477)	(8,198)
Net Losses and LAE	$9,274	$10,520

7. Debt

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

A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of March 31, 2025			As of December 31, 2024
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$12,887	$891	$11,996	$12,887	$955	$11,932
Total	$12,887	$891	$11,996	$12,887	$955	$11,932

New Public Notes

The Company issued $17.9 million of New Public Notes during the third quarter of 2023. The new notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the new notes, in whole or in part, at face value at any time after September 30, 2025.

Debt covenants

The Company was not subject to any restrictive financial debt covenants as of March 31, 2025, as a result of its paydown of the Senior Secured Notes on August 30, 2024.

Scheduled Principal Payments

The remaining scheduled principal payments of the Company's debt as of March 31, 2025 are $7.5 million due on December 31, 2026 and $12.9 million due on September 30, 2028.

8. Mandatorily Redeemable Preferred Stock

Series B Preferred Stock

On February 27, 2025 and March 3, 2025, the Company issued a total of $7.5 million of its newly designated non-convertible mandatorily redeemable Series B Preferred Stock, no par value, through a private placement of 1,000 shares priced at $5,000 per share that matures on December 31, 2026, and issued the Purchaser (as defined below) common stock purchase warrants (the "Warrants") to purchase 4,000,000 shares at an exercise price of $1.50 per share.

Upon approval by the Company’s stockholders, the Warrants entitle the Purchaser to purchase up to 4,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Warrants will expire on January 31, 2027.

The Series B Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, members of the Board of Directors of the Company. The Company used the proceeds for working capital and general corporate purposes. The Series B Preferred Shares may be redeemed at the Company's option at a price equal to the Series B issue price. Each share of the Series B Preferred Stock entitles the Holder to 3,000 votes on each matter properly submitted to the Company's shareholders for their vote, however the aggregate voting power of all outstanding shares of the Series B Preferred Stock shall not exceed 19.99% of the aggregate voting power of all voting securities.

The Series B Preferred Stock required quarterly dividend payments at a rate equal to the prime rate of Waterford Bank, N.A. ("Waterford Bank") plus 600 basis points, or 12.0%, whichever is higher. As of March 31, 2025, this equated to an annualized rate of 13.5%. The Company's recorded $88,000 of interest expense related to the first quarter dividend from the Series B Preferred Stock.

The $7.5 million of Series B Preferred Stock, and the Warrants issued contemporaneously, were both fair valued as of the issuance date. The Warrants were valued at $2.0 million and the Preferred Stock was valued at $5.5 million. The fair value of the Warrants was recorded as additional paid-in capital.

The total liability recorded for the Preferred Stock was $5.5 million. The Preferred Stock liability will be accreted to its maximum redemption value over the term maturing on December 31, 2026, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments to the interest expense. The Series B Preferred Stock accreted by $75,000 during the first quarter of 2025.

The value of the Warrants increased book value through additional paid-in capital by $0.16 per share. Over time, as the preferred stock liability increases to $7.5 million face value, the $0.16 per share of book value will decrease through retained earnings.

9. Shareholder’s Equity

Series A Preferred Stock

On August 30, 2024, the Company redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000. The redemption premium reduced the Company's net income allocable to common shareholders.

The Series A Preferred Stock was originally issued on December 20, 2023, through a private placement of 1,000 shares priced at $6,000 per share that matured on June 30, 2026. The Series A Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, members of the Board of Directors of the Company. The Series A Preferred Stock shareholders had no voting rights and optional redemption was only in the control of the Company.

As of March 31, 2025 and December 31, 2024, the Company had no issued or outstanding shares of the Series A Preferred Stock, respectively.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had 12,222,881 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

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

	Three Months Ended March 31,
	2025	2024
Net income (loss) from continuing operations	$522	$1,357
Net income (loss) from discontinued operations	—	(1,126)
Net income (loss)	522	231
Series A Preferred Stock dividends	—	157
Net income (loss) allocable to common shareholders	$522	$74

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$0.04	$0.11
Net income (loss) from discontinued operations	$-	$(0.10)
Net income (loss) allocable to common shareholders	$0.04	$0.01

Weighted average common shares outstanding, basic and diluted	12,222,881	12,222,881

* There were no unvested restricted stock units as of March 31, 2025. The non-vested shares of stock options and recently issued warrants were anti-dilutive as of March 31, 2025. The non-vested shares of the restricted stock units and stock options were anti-dilutive as of March 31, 2024. Therefore, the basic and diluted weighted average common shares are equal for the three months ended March 31, 2025 and 2024.

11. Stock-based Compensation

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

The Company recorded $15,000 and $32,000 of compensation expense for the three months ended March 31, 2025 and 2024, respectively, related to the Company's stock options granted. There were 116,000 options outstanding and unvested as of March 31, 2025, which will generate an estimated future expense of $101,000.

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

Payment of Contingent Considerations

As of March 31, 2025, the Company recorded $12.5 million of contingent consideration receivable to reflect the fair value of potential additional contingent consideration related to the CIS Sale. The timing of such payments are contingent on the performance of CIS and the timing of the receipt of such payments, if at all, are subject to variables outside of our control. We have until June 30, 2027 to earn the remaining two contingent considerations and expect to receive the next $10.0 million payment sometime in 2025.

13. Segment Information

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through its own insurance agents and a network of independent agents. All of the Company’s insurance activities are conducted in the U.S. with a concentration of activity in Texas and Nevada. In mid-2024, the Company exited the Oklahoma business. As part of the strategic shift described earlier, the Company has also significantly reduced its writings in commercial lines. For the three months ended March 31, 2025 and 2024, gross written premiums attributable to these two states were 96.1% and 28.0%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended March 31, 2025	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$2,047	$14,126	$16,173	$—	$16,173

Net written premiums	$(1,604)	$12,444	$10,840	$—	$10,840

Net earned premiums	$1,331	$8,984	$10,315	$—	$10,315
Other income	—	23	23	42	65
Segment revenue	1,331	9,007	10,338	42	10,380

Losses and LAE, net	1,505	7,769	9,274	—	9,274
Policy acquisition costs	(47)	2,724	2,677	—	2,677
Operating expenses	384	2,192	2,576	285	2,861
Segment expenses	1,842	12,685	14,527	285	14,812

Segment gain (loss)	$(511)	$(3,678)	$(4,189)	$(243)	$(4,432)
Investment income				1,289	1,289
Net realized investment gains (losses)				3	3
Change in fair value of equity securities				(192)	(192)
Change in fair value of contingent considerations				4,395	4,395
Interest expense				541	541
Income (loss) from continuing operations before income taxes	$(511)	$(3,678)	$(4,189)	$4,711	$522

Three months ended March 31, 2024	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$12,762	$11,551	$24,313	$—	$24,313

Net written premiums	$8,287	$7,104	$15,391	$—	$15,391

Net earned premiums	$8,797	$8,090	$16,887	$—	$16,887
Other income	50	28	78	71	149
Segment revenue	8,847	8,118	16,965	71	17,036

Losses and LAE, net	6,766	3,754	10,520	—	10,520
Policy acquisition costs	1,147	2,013	3,160	—	3,160
Operating expenses	1,748	971	2,719	143	2,862
Segment expenses	9,661	6,738	16,399	143	16,542

Segment gain (loss)	$(814)	$1,380	$566	$(72)	$494
Investment income				1,546	1,546
Change in fair value of equity securities				43	43
Interest expense				877	877
Income (loss) from continuing operations before income taxes	$(814)	$1,380	$566	$640	$1,206

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2025 and 2024

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 28, 2025 with the U. S. Securities and Exchange Commission.

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 28, 2025 and included herein, and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Recent Developments

Sale and Disposal of Agency Business

On August 30, 2024 the Company completed the sale of all of the issued and outstanding membership interests of Conifer Insurance Services ("CIS") to BSU Leaf Holdings LLC, a Delaware limited liability company, pursuant to the Interest Purchase Agreement, dated as of the Closing Date (the "CIS Agreement"), by and among the Company, Buyer and Buyer's parent (the "CIS Sale"). CIS comprised the Company’s managing general agency “MGA” business. CIS also represented almost all of the Wholesale Agency segment. CIS and the related Wholesale Agency segment are now reported as discontinued operations for all periods presented. The Company sold CIS in order to generate liquidity to pay down debt and provide capital to the Insurance Company Subsidiaries.

The CIS Sale will have a significant negative impact on revenues for the Company going forward. With the previously mentioned strategic shift away from underwriting revenues, the Company was relying on the growth of commission revenue to replace the lost revenue from underwriting. Now that the Wholesale Agency segment has been sold, the Company will need to rely entirely on underwriting revenues. These revenues have reduced significantly in the past year. For example, gross written premiums were $24.3 million in the first quarter of 2024, as compared to only $16.2 million in the first quarter of 2025.

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

The contingent consideration payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of September 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and received in December 2024. The second contingent payment, equaling $10.0 million, was expected to be earned as of March 31, 2025 and paid on June 1, 2025, however the buyer has not agreed to the final calculation as of the filing of this 10-Q, which could delay the payment, but most likely no later than the end of 2025. The third contingent payment, equaling $10.0 million, was not expected to be earned until 2027, if at all. The Company determined the combined fair value of the second and third contingent payments to be $12.5 million, as of March 31, 2025. As fair value estimates change over time, subsequent measurement adjustments will be reflected in income or loss in the period of change. See Note 3 ~ Fair Value Measurements for further details.

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

Other Impacts of Recent Developments

With the completion of the disposal of the agency business, we have just two agency relationships; with CIS and SSU. CIS has control over almost all of our commercial lines premium volume and it is expected that CIS will remove all of the remaining commercial lines business to another insurer as some point in the future. SSU has control of our remaining homeowners book of business and could move that business to another insurer or insurers. We no longer directly “market and sell our insurance products through a network of over 4,400 independent agents that distribute our policies through approximately 950 sales offices” as stated in that filing. Those relationships are now owned by unrelated third parties (CIS and SSU). This greatly amplifies our concentration of risk relative to our marketing and distribution network. Refer to the Company's 2024 Annual Report on Form 10-K, filed on March 28, 2025 for further details on the Company's structure.

Our staff is now only nine people. We are relying heavily upon the CIS and SSU teams to handle underwriting, claims, and information technology services. Much of this is managed either through program administration agreements with CIS and SSU or a claims administration agreement with CIS. The policy management system also conveyed with CIS, which we can continue to use for our existing business, but may not be available for any new programs we may consider. CIS and SSU also handle all billing and collections. We no longer have the capacity to operate a direct bill process.

Redemption of the Series A Preferred Stock and payoff of Senior Secured Debt

On August 30, 2024 with a portion of the proceeds from the sale of CIS, the Company paid off all $9.3 million of its privately placed 12.5% Senior Secured Notes which were outstanding at August 30, 2024 (the "Senior Secured Notes"), and redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000 from the Series A Preferred Stock, and recorded the premium as additional dividends paid on the Series A Preferred Stock. See Note 7 ~ Debt and Note 8 ~ Shareholders Equity of the Notes to the Consolidated Financial Statements for further details.

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

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia. As of March 31, 2025, we offer insurance products primarily in Texas, Illinois and Indiana, for homeowners lines and Nevada and Michigan for other lines.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Executive Overview

The Company reported $16.2 million of gross written premiums in the first quarter of 2025, representing a 33.5% decrease as compared to the same period in 2024. Our commercial lines gross written premiums decreased by $10.8 million, or 84.0%, to $2.0 million in the first quarter of 2025, compared to $12.8 million for the same period in 2024. Personal lines gross written premiums increased by $2.5 million, or 22.3%, to $14.1 million in the first quarter of 2024, compared to $11.6 million for the same period in 2024.

The Company reported net income from continuing operations of $522,000, or $0.04 per share for the three months ended March 31, 2025, compared to net income from continuing operations of $1.4 million, or $0.11 per share for the same period in 2024.

The Company reported net income allocable to common shareholders of $522,000, or $0.04 per share, for the three months ended March 31, 2025, compared to net income of $74,000, or $0.01 per share, for the same period in 2024.

Adjusted operating income per share is a non-GAAP measure that represents net income allocable to common shareholders excluding net realized investment gains or losses, change in fair value of equity securities and net income from discontinued operations. Adjusted operating loss was $3.7 million, or $0.30 per share for the three months ended March 31, 2025, compared to an adjusted operating income of $1.3 million, or $0.11 per share, for the same period in 2024.

Our underwriting combined ratio was 140.5% and 96.7% for the three months ended March 31, 2025 and 2024, respectively.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Gross written premiums	$16,173	$24,313	$(8,140)	(33.5%)

Net written premiums	$10,840	$15,391	$(4,551)	(29.6%)

Net earned premiums	$10,315	$16,887	$(6,572)	(38.9)%
Other income	65	149	(84)	(56.4%)
Losses and loss adjustment expenses, net	9,274	10,520	(1,246)	(11.8)%
Policy acquisition costs	2,677	3,160	(483)	(15.3)%
Operating expenses	2,861	2,862	(1)	(0.0)%
Underwriting gain (loss)	(4,432)	494	(4,926)	*
Net investment income	1,289	1,546	(257)	(16.6)%
Net realized investment gains (losses)	3	—	3	*
Change in fair value of equity securities	(192)	43	(235)	*
Change in fair value of contingent considerations	4,395	—
Interest expense	541	877	(336)	(38.3)%
Income (loss) from continuing operations before income taxes	522	1,206	(684)	*
Income tax expense (benefit)	—	(151)	151	*
Net income (loss) from continuing operations	522	1,357	(835)	*
Net income from discontinued operations	—	(1,126)	1,126	*
Net income (loss)	$522	$231	$291	*

Book value per common share outstanding	$2.09	$0.21

Underwriting Ratios:
Loss ratio (1)	89.7%	62.0%
Expense ratio (2)	50.8%	34.7%
Combined ratio (3)	140.5%	96.7%

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

Our premiums are presented below for the three months ended March 31, 2025 and 2024 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Gross written premiums
Commercial lines	$2,047	$12,762	$(10,715)	(84.0)%
Personal lines	14,126	11,551	2,575	22.3%
Total	$16,173	$24,313	$(8,140)	(33.5)%

Net written premiums
Commercial lines	$(1,604)	$8,287	$(9,891)	(119.4)%
Personal lines	12,444	7,104	5,340	75.2%
Total	$10,840	$15,391	$(4,551)	(29.6)%

Net earned premiums
Commercial lines	$1,331	$8,797	$(7,466)	(84.9)%
Personal lines	8,984	8,090	894	11.1%
Total	$10,315	$16,887	$(6,572)	(38.9)%

Gross written premiums decreased $8.1 million, or 33.5%, to $16.2 million for the three months ended March 31, 2025, as compared to $24.3 million for the same period in 2024.

Commercial lines gross written premiums decreased $10.8 million, or 84.0%, to $2.0 million in the first quarter of 2025, as compared to $12.8 million for the first quarter of 2024. As of September 1, 2024, we no longer write any hospitality or small business commercial lines business. These lines are in run off, and earned a small amount of premium during the first quarter of 2025. We currently do not expect to write a significant amount of other commercial lines in the near term.

Personal lines gross written premiums increased $2.5 million, or 22.3%, to $14.1 million in the first quarter of 2025, as compared to $11.6 million for the same period in 2024. The increase was due to the organic growth in the low-value dwelling book of business in Texas and in the Midwest which, combined, grew by $5.0 million in the first quarter of 2025, compared to the same period in 2024. This increase was offset by our exit in Oklahoma homeowners business. We plan to continue to write the Midwest and Texas homeowners programs but we do not expect continued growth to be significant.

Net written premiums decreased $4.6 million, or 29.6%, to $10.8 million for the three months ended March 31, 2025, as compared to $15.4 million for the same period in 2024. Net written premiums declined during the quarter as a result of the Company's reduction in commercial lines business.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended March 31, 2025 and 2024 (dollars in thousands):

Three months ended March 31, 2025	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$2,125	$7,005	$9,130
Net (favorable) adverse development	(620)	764	144
Calendar year net losses and LAE	$1,505	$7,769	$9,274

Accident year loss ratio	159.7%	77.7%	88.3%
Net (favorable) adverse development	(46.6)%	8.6%	1.4%
Calendar year loss ratio	113.1%	86.3%	89.7%

Three months ended March 31, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$6,719	$4,262	$10,981
Net (favorable) adverse development	47	(508)	(461)
Calendar year net losses and LAE	$6,766	$3,754	$10,520

Accident year loss ratio	76.0%	52.5%	64.7%
Net (favorable) adverse development	0.5%	(6.3)%	(2.7)%
Calendar year loss ratio	76.5%	46.2%	62.0%

Net losses and LAE decreased by $1.2 million, or 11.8%, to $9.3 million during the first quarter of 2025, compared to $10.5 million for the same period in 2024. The decrease was mostly attributable to a $1.9 million decrease in current accident year losses due to a significant reduction in net earned premiums described above. The decrease in current accident year losses was partially offset by a $605,000 increase in adverse development on prior-year loss reserves.

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

The table below provides the expense ratio by major component.

	Three Months Ended March 31,
	2025	2024
Commercial Lines
Policy acquisition costs	(3.5)%	13.0%
Operating expenses	28.8%	19.7%
Total	25.3%	32.7%
Personal Lines
Policy acquisition costs	30.2%	24.8%
Operating expenses	24.4%	12.0%
Total	54.6%	36.8%
Total Underwriting
Policy acquisition costs	25.9%	18.7%
Operating expenses	24.9%	16.0%
Total	50.8%	34.7%

Our expense ratio increased by 16.1% during the first quarter of 2025, compared to the same period in 2024.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income increased by 7.2% during the first quarter of 2025 to 25.9%, compared to 18.7% during the same period in 2024. The increase was primarily related to the increased commission rates under new producer agreements concurrent with the sale of CIS and SSU. Particularly for SSU, which is producing substantially all go-forward business, SSU took on the responsibility of managing the policy issuance, premium collections and systems of the homeowners book of business. This resulted in increased commission rates of approximately 6.0% to SSU to cover those costs.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 8.9% during the first quarter of 2025 to 24.9%, compared to 16.0% for the same period in 2024. The increase in the ratio was mostly due to significantly lower net earned premiums, while legacy operational costs related to the run off books of business still exist. Such legacy costs are expected to reduce over the next year.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended March 31, 2025 and 2024 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended March 31,
	2025	2024	$ Change
Commercial Lines	$(511)	$(814)	$303
Personal Lines	(3,678)	1,380	(5,058)
Total Underwriting	(4,189)	566	(4,755)
Corporate	(243)	(72)	(171)
Total segment gain (loss)	$(4,432)	$494	$(4,926)

Liquidity and Capital Resources

Sources and Uses of Funds

At March 31, 2025, the Company had $52.3 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt and mandatorily redeemable preferred stock, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the three months ended March 31, 2025 and 2024. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term.

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

CIC’s estimated RBC as of March 31, 2025, is approximately 160%. As part of the plan to get CIC’s RBC ratio above 200% in the near term, CIC is not expected to pay CHI any intercompany service fees for the duration of 2025 but is expected to resume such fees in 2026. CIC may also enter into a quota share agreement with its homeowners book of business as a method of increasing the RBC ratio. It also may take additional contributions to CIC to ensure its RBC gets above 200% in the near term.

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

If we do not remediate the regulatory deficiency the insurance regulator could suspend or terminate CIC’s authority to write business. Also, A.M. Best and Kroll downgraded the financial strength ratings of both companies and we terminated the rating relationship. Therefore, neither company is currently rated by a nationally recognized statistical rating organization which can negatively impact their ability to market to policyholders. These circumstances could jeopardize the ability of the Company to generate insurance underwriting revenues.

CHI had $2.5 million of cash as of March 31, 2025. CHI is required to make quarterly interest payments on its public debt of $412,000 and quarterly dividend payments of $253,000 on its mandatorily redeemable preferred stock. CHI is also currently bearing much of the operating costs of the organization because no management fee is being paid by either insurance company during 2025. CHI’s cash obligations are expected to be funded with cash on hand, the expected receipt of a $10.0 million second earnout payment sometime during 2025, the potential sale of available assets and additional short-term financing available from existing investors. Management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

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

In February and March of 2025, the Company issued $7.5 million of its newly designated Series B Preferred Stock. The Company intends to use the proceeds for working capital and general corporate purposes. With the recent capital raise, anticipated go-forward revenues, the likelihood that we will receive a $10.0 million earnout during 2025 and the potential for further asset sales, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

Cash Flows

Operating Activities. Cash used in operating activities for the three months ended March 31, 2025 was $15.3 million, compared to $8.2 million of cash provided by operating activities for the same period in 2024. The $23.5 million increase in cash used in operating activities was primarily driven by an increase of $20.0 million in net losses paid during the first quarter of 2025, compared to the same period in 2024. The Company also experienced a $3.2 million decrease in net premiums collected during the first quarter of 2025, compared to the same period in 2024.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2025 was $9.6 million, compared to cash used in investing activities of $1.6 million for the same period in 2023. The $8.0 million increase in cash used in investing activities was driven by an increase of $11.7 million in purchases of investments during the first quarter of 2025, compared to the same period in 2024. In addition, the Company had $2.1 million less of proceeds from sales of investments during the first quarter of 2025, compared to the same period in 2024. These amounts were offset by a $5.7 million increase in proceeds for maturities and redemptions of investments during the first quarter of 2025, compared to the same period in 2024.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2025 was $7.5 million compared to $426,000 of cash used in financing activities for the same period in 2024. The $7.9 million increase in cash provided by financing activities was mostly attributed to the $5.6 million of Series B Preferred Stock issued and the $1.9 million of stock warrants issued from the Series B Preferred Stock during the first quarter of 2025.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $35.3 million and $41.1 million at March 31, 2025 and December 31, 2024, respectively.

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

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$522	$231
Less:
Net realized investment gains (losses)	3	—
Change in fair value of equity securities	(192)	43
Change in fair value of contingent considerations	4,395	—
Net income (loss) from discontinued operations	—	(1,126)
Impact of income tax expense (benefit) from adjustments *	—	—
Adjusted operating income (loss)	$(3,684)	$1,314

Weighted average common shares diluted	12,222,881	12,222,881
Diluted income (loss) per common share:
Net income (loss)	$0.04	$0.02
Less:
Net realized investment gains (losses)	—	—
Change in fair value of equity securities	(0.02)	0.01
Change in fair value of contingent considerations	0.36	—
Net income (loss) from discontinued operations	—	(0.10)
Impact of income tax expense (benefit) from adjustments *	—	—
Adjusted operating income (loss) per share	$(0.30)	$0.11

* The Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2025 and March 31, 2024, respectively. As a result, there were no taxable impacts to adjusted operating income from the adjustments to net income (loss) in the table above after taking into account the use of NOLs and the change in the valuation allowance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2025. Based on such evaluations, the Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2025, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”)filed with the SEC on March 28, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All such sales were previously disclosed on a Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Conifer securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

3.1	Certificate of Designation of Series B Preferred Stock	8-K	N/A	3.1	March 4, 2025

10.1	Purchase Agreement, dated February 27, 2025, by and between Conifer Holdings, Inc. and Clarkston Capital, LLC	8-K	N/A	10.1	March 4, 2025

10.2	Form of Warrant	8-K	N/A	10.2	March 4, 2025

10.3	Additional Purchase Agreement, dated March 3, 2025, by and between Conifer Holdings, Inc. and Clarkston Capital, LLC	8-K	N/A	10.3	March 4, 2025

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	inline XBRL Instance Document

101.SCH	inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

Dated: May 14, 2025