Form 10-Q
period 2025-06-30
Conifer Holdings, Inc.
filed 2025-08-13
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of outstanding shares of the registrant’s common stock, no par value, as of August 12, 2025, was 12,222,881.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $108,000 and $117,827, respectively)	$97,899	$105,665
Equity securities, at fair value (cost of $1,832 and $1,836, respectively)	1,342	1,603
Short-term investments, at fair value	36,387	21,151
Total investments	135,628	128,419

Cash and cash equivalents	21,953	27,654
Premiums and agents' balances receivable, net	8,435	9,901
Reinsurance recoverables on unpaid losses	77,892	84,490
Reinsurance recoverables on paid losses	5,863	6,919
Prepaid reinsurance premiums	18,179	6,088
Deferred policy acquisition costs	3,338	6,380
Receivable from contingent considerations	7,820	8,070
Other assets	4,154	3,735
Total assets	$283,262	$281,656

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$164,644	$189,285
Unearned premiums	35,239	30,590
Reinsurance premiums payable	9,386	1
Debt	12,060	11,932
Mandatorily redeemable preferred stock	5,885	—
Funds held under reinsurance agreements	21,180	25,829
Accounts payable and other liabilities	6,660	2,494
Total liabilities	255,054	260,131

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,222,881 issued and outstanding, respectively)	100,132	98,178
Accumulated deficit	(60,580)	(63,153)
Accumulated other comprehensive income (loss)	(11,344)	(13,500)
Total shareholders' equity	28,208	21,525
Total liabilities and shareholders' equity	$283,262	$281,656

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue and Other Income
Premiums
Gross earned premiums	$16,484	29,381	$32,602	$63,613
Ceded earned premiums	(6,920)	(12,715)	(12,723)	(30,060)
Net earned premiums	9,564	16,666	19,879	33,553
Net investment income	1,298	1,473	2,587	3,019
Net realized investment gains (losses)	(28)	(118)	(25)	(118)
Change in fair value of equity securities	(65)	(196)	(257)	(153)
Other income	10	77	75	226
Change in fair value of contingent considerations	5,355	—	9,750	—
Total revenue and other income	16,134	17,902	32,009	36,527

Expenses
Losses and loss adjustment expenses, net	6,564	15,281	15,838	25,801
Policy acquisition costs	2,287	3,392	4,964	6,552
Operating and other expenses	4,368	2,422	7,229	5,072
Interest expense	864	868	1,405	1,745
Total expenses	14,083	21,963	29,436	39,170

Income (loss) from continuing operations before income taxes	2,051	(4,061)	2,573	(2,643)
Income tax expense (benefit)	—	(333)	—	(484)

Net income (loss) from continuing operations	$2,051	$(3,728)	$2,573	$(2,159)
Net income (loss) from discontinued operations	—	(64)	—	(1,402)
Net income (loss)	2,051	(3,792)	2,573	(3,561)
Series A Preferred Stock dividends	—	158	—	315
Net income (loss) allocable to common shareholders	$2,051	$(3,950)	$2,573	$(3,876)

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$0.17	$(0.31)	$0.21	$(0.18)
Net income (loss) from discontinued operations	$—	$(0.01)	$—	$(0.11)
Net income (loss) allocable to common shareholders	$0.17	$(0.32)	$0.21	$(0.32)

Weighted average common shares outstanding, basic and diluted	12,222,881	12,222,881	12,222,881	12,222,881

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$2,051	$(3,792)	$2,573	$(3,561)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	557	188	2,156	(248)
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	557	188	2,156	(248)

Other comprehensive income (loss)	557	188	2,156	(248)

Total comprehensive income (loss)	$2,608	$(3,604)	$4,729	$(3,809)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Preferred Stock		No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at March 31, 2025	—	—	12,222,881	$100,117	$(62,631)	$(11,901)	$25,585
Net income (loss)	—	—	—	—	2,051	—	2,051
Stock-based compensation expense	—	—	—	15	—	—	15
Other comprehensive income (loss)	—	—	—	—	—	557	557
Balances at June 30, 2025	—	$—	12,222,881	$100,132	$(60,580)	$(11,344)	$28,208

Balances at March 31, 2024	1,000	6,000	12,222,881	$98,132	$(86,609)	$(14,964)	$2,559
Net income (loss)	—	—	—	—	(3,792)	—	(3,792)
Stock-based compensation expense	—	—	—	38	—	—	38
Dividends on Series A Preferred Stock	—	—	—	—	(158)	—	(158)
Other comprehensive income (loss)	—	—	—	—	—	188	188
Balances at June 30, 2024	1,000	$6,000	12,222,881	$98,170	$(90,559)	$(14,776)	$(1,165)

	No Par, Preferred Stock		No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2024	—	—	12,222,881	$98,178	$(63,153)	$(13,500)	$21,525
Net income (loss)	—	—	—	—	2,573	—	2,573
Issuance of warrants	—	—	—	1,924	—	—	1,924
Stock-based compensation expense	—	—	—	30	—	—	30
Other comprehensive income (loss)	—	—	—	—	—	2,156	2,156
Balances at June 30, 2025	—	$—	12,222,881	$100,132	$(60,580)	$(11,344)	$28,208

Balances at December 31, 2023	1,000	$6,000	12,222,881	$98,100	$(86,683)	$(14,528)	$2,889
Net income (loss)	—	—	—	—	(3,561)	—	(3,561)
Stock-based compensation expense	—	—	—	70	—	—	70
Dividends on Series A Preferred Stock	—	—	—	—	(315)	—	(315)
Other comprehensive income (loss)	—	—	—	—	—	(248)	(248)
Balances at June 30, 2024	1,000	$6,000	12,222,881	$98,170	$(90,559)	$(14,776)	$(1,165)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss) from continuing operations	$2,573	$(2,159)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	128	321
Accretion of Series B Preferred Stock	309	—
Amortization of bond premium and discount, net	(245)	(327)
Net realized investment (gains) losses	25	118
Change in fair value of equity securities	257	153
Stock-based compensation expenses	30	70
Other	—	(1,148)
Change in fair value of contingent considerations	(9,750)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	1,466	28,766
Reinsurance recoverables	7,654	454
Prepaid reinsurance premiums	(12,091)	15,414
Deferred policy acquisition costs	3,042	(254)
Other assets	(406)	1,020
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(24,641)	174
Unearned premiums	4,649	(20,330)
Funds held under reinsurance agreements	(4,567)	(948)
Reinsurance premiums payable	9,385	1,162
Premiums payable to other insureds	—	(13,960)
Accounts payable and other liabilities	4,166	(18,961)
Net cash provided by (used in) operating activities - discontinued operations	—	8,483
Net cash provided by (used in) operating activities	(18,016)	(1,952)
Cash Flows From Investing Activities
Purchase of investments	(142,288)	(97,960)
Proceeds from maturities and redemptions of investments	9,027	4,539
Proceeds from sales of investments	128,076	94,779
Proceeds from Contingent Consideration in CIS Sale	10,000	—
Net cash provided by (used in) investing activities	4,815	1,358
Cash Flows From Financing Activities
Issuance of stock warrants	1,924	—
Issuance of Series B Preferred Stock	5,576	—
Dividends paid on Series A Preferred Stock	—	(334)
Repayment of long-term debt	—	(500)
Net cash provided by (used in) financing activities	7,500	(834)
Net increase (decrease) in cash	(5,701)	(1,428)
Cash at beginning of period	27,654	11,125
Cash at end of period	21,953	9,697
Less: Cash and cash equivalents of discontinued operations at the end of period	—	8,945
Cash and cash equivalents of continuing operations at the end of period	$21,953	$752
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,096	$1,876

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONIFER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

The condensed consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Conifer Holdings, Inc. (the “Company” or “Conifer”), its wholly owned subsidiaries, Conifer Insurance Company ("CIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), and VSRM, Inc. ("VSRM"). VSRM owned a 50% non-controlling interest in Sycamore Specialty Underwriters, LLC ("SSU" or "Affiliate") until August 30, 2024, when VSRM sold its interest in SSU.

CIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Conifer Holdings, Inc. is referred to as the "Parent Company." Prior to the sale of Conifer Insurance Services ("CIS") the condensed consolidated financial statements also included CIS which is presented under discontinued operations. CIS contained substantially all of the Wholesale Agency segment and was sold on August 30, 2024.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. The Company has applied the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature, necessary for a fair presentation of the condensed consolidated interim financial statements, have been included.

These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results expected for the year ended December 31, 2025.

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

As of June 30, 2025, the Company is only writing a small amount of commercial business and continues to write the specialty homeowners business in Texas, Illinois and Indiana. The Company’s corporate headquarters are located in Troy, Michigan.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes the amounts included in the condensed consolidated financial statements reflect management's best estimates and assumptions, actual results may differ from these estimates.

Cash, Cash Equivalents, and Short-term Investments

Cash consists of cash deposits in banks, generally in operating accounts. Cash equivalents consist of money-market funds that are specifically used as overnight investments tied to cash deposit accounts. Short-term investments, consisting of money market funds, are classified as investments in the condensed consolidated balance sheets as they relate to the Company’s investment activities.

Funds-Withheld Obligations

Funds-withheld obligations under reinsurance agreements with risk exposures that are not clearly and closely related to the host contract are considered an embedded derivative. A gain or loss on such derivative instruments is recognized in earnings.

Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 requires public business entities to disclose additional information with respect to the reconciliation of the effective tax rate to the statutory rate. Additionally, public business entities will need to disaggregate federal, state and foreign taxes paid in their financial statements. ASU 2023-09 is effective for public business entities for fiscal years, beginning after December 15, 2024, and can be applied on a prospective or retrospective basis. The Company plans to adopt this guidance for the year ended December 31, 2025, and is in the process of assessing the impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require disclosure of additional information about specific expense categories in the notes to financial statements for all public business entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Company Liquidity

At June 30, 2025, the Company had $58.3 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt and mandatorily redeemable preferred stock, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the six months ended June 30, 2025 and 2024. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term.

Due to significant losses in 2023 and 2024, much of which is attributable to strengthening reserves on the commercial liability lines of business (which are now all in run-off), our Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. In particular, there was significant additional adverse development in CIC in the fourth quarter of 2024. This resulted in the need for CHI to contribute an additional $16.0 million into CIC in late 2024 and early 2025 in order for CIC to remain above the Regulatory Action Level of the Risk Based Capital (“RBC”). Even with these contributions, CIC fell within the Company Action Level with an RBC ratio of 156% and was required to submit a plan of remediation to its domiciliary regulator.

As an effort to support CIC and WPIC during 2024, the Parent Company received no intercompany service fees from the Insurance Company Subsidiaries and has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

To help support CIC’s RBC remediation plan, CHI contributed an additional $6.5 million to CIC in June 2025. CIC’s estimated RBC as of June 30, 2025, is now approximately 247%. As part of the plan to keep CIC’s RBC ratio above 200% in the near term, CIC is not expected to pay CHI any intercompany service fees for the duration of 2025 but is expected to resume such fees in 2026. CIC also entered into a quota share agreement with its homeowners book of business in June 2025 as a method of increasing the RBC ratio. It also may take additional contributions to CIC to fully remediate CIC’s RBC position by December 31, 2025.

CIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2024. WPIC no longer writes any business and CIC’s writings are significantly constrained by its diminished capital position.

If we do not remediate the regulatory deficiency the insurance regulator could suspend or terminate CIC’s authority to write business. Also, A.M. Best and Kroll downgraded the financial strength ratings of both companies and we terminated the rating relationship in early 2024. Therefore, neither company is currently rated by a nationally recognized statistical rating organization which can negatively impact their ability to market to policyholders. These circumstances could jeopardize the ability of the Company to generate insurance underwriting revenues.

CHI had $2.2 million of cash as of June 30, 2025. CHI is required to make quarterly interest payments on its public debt of $412,000 and quarterly dividend payments of $253,000 on its mandatorily redeemable preferred stock. CHI is also currently bearing much of the operating costs of the organization because no management fee is being paid by either insurance company during 2025. CHI’s cash obligations are expected to be funded with cash on hand, the expected receipt of a $10.0 million third earnout payment in late 2025, the potential sale of available assets and additional short-term financing available from existing investors. Management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

2. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three and six months ended June 30, 2025, or for the year-ended December 31, 2024. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses of $10.2 million as of June 30, 2025, from the Company's available-for-sale securities are due to market conditions and interest rate changes. Management believes it will not need to sell its available-for-sale securities at significant losses as it has the ability and intention to hold them until maturity or until their values improve.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at June 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

	June 30, 2025
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$5,168	$15	$(36)	$5,147
State and local government	20,814	1	(3,394)	17,421
Corporate debt	32,099	—	(2,062)	30,037
Asset-backed securities	22,610	61	(27)	22,644
Mortgage-backed securities	23,437	—	(4,282)	19,155
Commercial mortgage-backed securities	1,272	—	(67)	1,205
Collateralized mortgage obligations	2,600	—	(310)	2,290
Total debt securities available for sale	$108,000	$77	$(10,178)	$97,899

	December 31, 2024
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$4,573	$4	$(75)	$4,502
State and local government	21,933	—	(3,810)	18,123
Corporate debt	33,543	—	(2,903)	30,640
Asset-backed securities	28,432	84	(83)	28,433
Mortgage-backed securities	24,605	—	(4,940)	19,665
Commercial mortgage-backed securities	1,899	1	(69)	1,831
Collateralized mortgage obligations	2,842	—	(371)	2,471
Total debt securities available for sale	$117,827	$89	$(12,251)	$105,665

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2025
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	1	$652	$(1)	4	$1,430	$(35)	5	$2,082	$(36)
State and local government	1	176	(1)	98	16,532	(3,393)	99	16,708	(3,394)
Corporate debt	—	—	—	63	30,037	(2,062)	63	30,037	(2,062)
Asset-backed securities	1	934	(2)	2	409	(25)	3	1,343	(27)
Mortgage-backed securities	—	—	—	64	19,150	(4,282)	64	19,150	(4,282)
Commercial mortgage-backed securities	—	—	—	2	865	(67)	2	865	(67)
Collateralized mortgage obligations	—	—	—	26	2,290	(310)	26	2,290	(310)
Total debt securities available for sale	3	$1,762	$(4)	259	$70,713	$(10,174)	262	$72,475	$(10,178)

	December 31, 2024
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	5	$2,208	$(13)	5	$1,657	$(62)	10	$3,865	$(75)
State and local government	3	1,068	(23)	104	17,055	(3,787)	107	18,123	(3,810)
Corporate debt	1	95	(5)	63	30,545	(2,898)	64	30,640	(2,903)
Asset-backed securities	1	298	(1)	6	5,630	(82)	7	5,928	(83)
Mortgage-backed securities	1	5	(1)	65	19,660	(4,939)	66	19,665	(4,940)
Commercial mortgage-backed securities	—	—	—	2	1,066	(69)	2	1,066	(69)
Collateralized mortgage obligations	—	—	—	29	2,471	(371)	29	2,471	(371)
Total debt securities available for sale	11	$3,674	$(43)	274	$78,084	$(12,208)	285	$81,758	$(12,251)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Debt securities	$970	$1,196	$1,928	$2,421
Equity securities	3	12	5	23
Cash, cash equivalents and short-term investments	385	316	772	687
Total investment income	1,358	1,524	2,705	3,131
Investment expenses	(60)	(51)	(118)	(112)
Net investment income	$1,298	$1,473	$2,587	$3,019

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Debt securities:
Gross realized gains	$—	$—	$5	$—
Gross realized losses	(28)	—	(30)	—
Total debt securities	(28)	—	(25)	—
Equity securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	(118)	—	(118)
Total equity securities	—	(118)	—	(118)
Total net realized investment gains (losses)	$(28)	$(118)	$(25)	$(118)

There were $16.2 million and $5.2 million of proceeds from available-for-sale debt securities for the six months ended June 30, 2025 and 2024, respectively.

There were $5,000 and $0 of gross realized gains from the sale of available-for-sale debt securities for the six months ended June 30, 2025 and 2024, respectively. There were $30,000 and $0 of gross realized losses from the sale of available-for-sale debt securities for the six months ended June 30, 2025 and 2024, respectively.

There were $2.0 million and $0 of payables from securities purchased as of June 30, 2025 and December 31, 2024, respectively. There were no receivables from securities sold as of June 30, 2025 and December 31, 2024, respectively.

The Company's gross unrealized gains related to its equity investments were $98,000 and $350,000 as of June 30, 2025 and December 31, 2024, respectively. The Company’s gross unrealized losses related to its equity investments were $588,000 and $584,000 as of June 30, 2025 and December 31, 2024, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There were no impairments or observable changes in price recorded for the three and six months ended June 30, 2025 and 2024, respectively, related to the Company's other equity investments. These investments are included in Other Assets in the Condensed Consolidated Balance Sheets and amounted to $250,000 as of June 30, 2025 and December 31, 2024.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2025. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,647	$6,542
Due after one year through five years	26,950	25,864
Due after five years through ten years	14,881	13,006
Due after ten years	9,603	7,193
Securities with contractual maturities	58,081	52,605
Asset-backed securities	22,610	22,644
Mortgage-backed securities	23,437	19,155
Commercial mortgage-backed securities	1,272	1,205
Collateralized mortgage obligations	2,600	2,290
Total debt securities	$108,000	$97,899

At June 30, 2025 and December 31, 2024, the Insurance Company Subsidiaries had $8.5 million and $8.3 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At June 30, 2025 and December 31, 2024, the Company had $110.1 million and $108.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. At June 30, 2025, approximately $109.4 million of the trust account balances are for collateral of gross loss reserves of the fronted business on the security guard and installation industries ("Security Program") and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the unearned premiums run off to zero and loss reserves are paid on these programs, the remaining trust balances will be released and available for general use. It is expected to take approximately seven years for a large majority of the balances to be released with approximately 50% being released in the next few years.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,147	$—	$5,147	$—
State and local government	17,421	—	17,421	—
Corporate debt	30,037	—	30,037	—
Asset-backed securities	22,644	—	22,644	—
Mortgage-backed securities	19,155	—	19,155	—
Commercial mortgage-backed securities	1,205	—	1,205	—
Collateralized mortgage obligations	2,290	—	2,290	—
Total debt securities	97,899	—	97,899	—
Equity Securities	306	86	220	—
Short-term investments	36,387	36,387	—	—
Total marketable investments measured at fair value	$134,592	$36,473	$98,119	$—

Investments measured at NAV:
Investments in limited partnerships	1,036
Total investments measured at fair value	$135,628

Contingent considerations from CIS sale	7,820	—	—	7,820
Total assets measured at fair value	$143,448

Liabilities:
Funds withheld obligation	21,108	—	21,108	—
Total Liabilities fair value measure	$21,108	$—	$21,108	$—

	December 31, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,502	$—	$4,502	$—
State and local government	18,123	—	18,123	—
Corporate debt	30,640	—	30,640	—
Asset-backed securities	28,433	—	28,433	—
Mortgage-backed securities	19,665	—	19,665	—
Commercial mortgage-backed securities	1,831	—	1,831	—
Collateralized mortgage obligations	2,471	—	2,471	—
Total debt securities	105,665	—	105,665	—
Equity securities	311	91	220	—
Short-term investments	21,151	21,151	—	—
Total marketable investments measured at fair value	$127,127	$21,242	$105,885	$—

Investments measured at NAV:
Investments in limited partnerships	1,292
Total investments measured at fair value	128,419

Contingent considerations from CIS sale	8,070	—	—	8,070
Total assets measured at fair value	$136,489

Liabilities:
Funds withheld obligation	25,733	—	25,733	—
Total Liabilities fair value measure	$25,733	$—	$25,733	$—

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 27% and 17% of the fair value of the total marketable investments measured at fair value as of June 30, 2025 and December 31, 2024, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 73% and 83% of the fair value of the total marketable investments measured at fair value as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025, the Company had an asset for its contingent consideration related to the CIS Sale. The fair value measurement of the contingent considerations asset was determined using Level 3 inputs. At the time of the fair value analysis, the third contingent payment, equaling $10.0 million, is expected to be earned by December 2025, but is still subject to uncertainty. The Company determined the fair value of the third contingent payments to be $7.8 million, as of June 30,

2025. The fair value was calculated based on the average of 20,000 simulations of a Monte Carlo analysis performed using Geometric Brownian Motion. Key assumptions in the analysis included the following as of June 30, 2025:

Contingent Consideration

Discount rate	12.7%
Gross revenue risk adjustment	3.2%
Gross revenue volatility	17.5%
Weighted average risk-free rate	3.8%
Weighted average cost of capital	11.5%

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

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. The tables below show a roll forward of Level 3 assets and liabilities held at fair value during the three and six months ended June 30, 2025 (dollars in thousands):

	Balance as of March 31, 2025	Additions into Level 3	Subtractions out of Level 3	Change in Fair Value	Balance as of June 30, 2025
Contingent considerations	$12,465	$—	$(9,785)	$5,140	$7,820
Total recurring Level 3 assets	$12,465	$—	$(9,785)	$5,140	$7,820

	Balance as of January 1, 2025	Additions into Level 3	Subtractions out of Level 3	Change in Fair Value	Balance as of June 30, 2025
Contingent considerations	$8,070	$—	$(9,785)	$9,535	$7,820
Total recurring Level 3 assets	$8,070	$—	$(9,785)	$9,535	$7,820

Fair Value of Financial Instruments Not Measured at Fair Value on the Condensed Consolidated Balance Sheets

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2025 was approximately $12.1 million and $10.3 million, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2024 was approximately $11.9 million and $10.8 million, respectively.

As of June 30, 2025, the Company has a Level 3 liability for its mandatorily redeemable preferred stock that was issued during the first quarter of 2025. The fair value measurement of the mandatorily redeemable preferred stock was determined using a trinomial lattice. This model was selected in consideration of the Company's optional redemption rights. The carrying value and estimated fair value of our the mandatorily redeemable preferred stock as of June 30, 2025 was approximately $5.9 million and $5.8 million, respectively.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the six months ended June 30, 2025 and 2024. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$6,647	$6,775	$6,380	$6,405

Deferred policy acquisition costs	(1,022)	3,275	1,922	6,805
Amortization of policy acquisition costs	(2,287)	(3,392)	(4,964)	(6,552)
Net change	(3,309)	(117)	(3,042)	253

Balance at end of period	$3,338	$6,658	$3,338	$6,658

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

Management believes that the reserve for losses and LAE is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the condensed consolidated financial statements based on available facts and in accordance with applicable laws and regulations.

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gross reserves - beginning of period	$176,362	$175,826	$189,285	$174,612
Less: reinsurance recoverables on unpaid losses	(77,872)	(73,807)	(84,490)	(70,807)
Net reserves - beginning of period	98,490	102,019	104,795	103,805
Add: incurred losses and LAE, net of reinsurance:
Current period	6,015	12,481	15,145	23,462
Prior period	549	2,800	693	2,339
Total net incurred losses and LAE	6,564	15,281	15,838	25,801
Deduct: loss and LAE payments, net of reinsurance:
Current period	6,064	7,206	7,657	10,068
Prior period	12,238	9,666	26,224	19,110
Total net loss and LAE payments	18,302	16,872	33,881	29,178
Net reserves - end of period	86,752	100,428	86,752	100,428
Plus: reinsurance recoverables on unpaid losses	77,892	74,358	77,892	74,358
Gross reserves - end of period	$164,644	$174,786	$164,644	$174,786

Net losses and LAE decreased by $8.7 million, or 57.0%, to $6.6 million during the second quarter of 2025, compared to $15.3 million for the same period in 2024. The $6.5 million decrease in current accident year losses during the second quarter of 2025, compared to the same period in 2024, was mostly due to a significant reduction in net earned premiums as commercial lines business is in runoff and we focus on the specialty homeowners business.

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

Effective June 1, 2025, the Company was party to a new quota share reinsurance agreement wherein it cedes 50% of written premiums, and unearned premiums as of the effective date, on substantially all of its homeowners business. This agreement generated $16.4 million of ceded written premiums for the quarter. The agreement allows for a 36.2% ceding commission, which is subject to adjustment based on the performance of the underlying business.

Effective June 1, 2025, the Company was party to a property catastrophe reinsurance treaty for aggregate losses up to $56.0 million in excess of a $4.0 million retention.

The Company ceded primarily all specific commercial property and liability risks in excess of $400,000 in 2025 and 2024. The Company ceded homeowners specific risks in excess of $500,000 and $400,000 in 2025 and 2024, respectively. The homeowners quota share effectively reduces the net retention of the specific loss coverage from $500,000 to $250,000, and reduces the retention of the catastrophe reinsurance coverage from $4.0 million to $2.0 million.

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

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement. The LPT provides adverse reserve development coverage of up to $20.0 million for accident years 2019 and prior. As of June 30, 2025, the Company ceded an aggregate of $16.3 million of losses to the LPT, leaving $3.7 million of coverage. As of December 31, 2024, the Company ceded an aggregate of $14.0 million of losses to the LPT, leaving $6.0 million of coverage.

As of June 30, 2025, the Condensed Consolidated Balance Sheets included $1.8 million and $8.9 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively. As of December 31, 2024, the Consolidated Balance Sheets included $3.4 million and $10.6 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Written premiums:
Direct	$21,079	$19,200	$37,252	$43,299
Assumed	—	(229)	—	(15)
Ceded	(19,696)	(5,724)	(25,029)	(14,646)
Net written premiums	$1,383	$13,247	$12,223	$28,638

Earned premiums:
Direct	$16,484	$24,226	$32,602	$49,034
Assumed	—	5,155	—	14,579
Ceded	(6,920)	(12,715)	(12,723)	(30,060)
Net earned premiums	$9,564	$16,666	$19,879	$33,553

Losses and LAE:
Direct	$9,728	$8,850	$16,808	$30,832
Assumed	2,614	14,249	11,285	10,985
Ceded	(5,778)	(7,818)	(12,255)	(16,016)
Net Losses and LAE	$6,564	$15,281	$15,838	$25,801

7. Debt

The Company has $16.9 million of senior unsecured notes (the "notes") outstanding as of June 30, 2025. CIC owns $4.0 million of the $16.9 million senior unsecured notes. The $4.0 million is eliminated upon consolidation.

On August 30, 2024, the Company paid off all of its $9.3 million of outstanding senior secured notes with the proceeds from the CIS Sale. The Company incurred a $753,000 call premium from the paydown of the senior secured notes. The Company amortized through interest expense $771,000 of debt issuance costs related to the paydown of the senior secured notes.

A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of June 30, 2025			As of December 31, 2024
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$12,887	$827	$12,060	$12,887	$955	$11,932

Senior Unsecured Notes

The Company has $16.9 million of notes outstanding as of June 30, 2025. The notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the notes, in whole or in part, at face value at any time after September 30, 2025.

Debt Covenants

The Company was not subject to any restrictive financial debt covenants as of June 30, 2025, as a result of its paydown of the senior secured notes on August 30, 2024.

Scheduled Principal Payments

The scheduled principal payment of the Company's debt as of June 30, 2025 is $16.9 million due on September 30, 2028, of which $4.0 million will be paid to CIC.

Funds Withheld Obligation

Included in Funds held under reinsurance agreements in the Condensed Consolidated Balance Sheets there is $21.2 million and $25.8 million as of June 30, 2025, and December 31, 2024, respectively, of a funds-withheld obligation relating to one reinsurance agreement which is accounted for as an embedded derivative. Changes to the funds-withheld obligation due to fair value changes of an underlying asset portfolio are included in Operating and other expenses on the Condensed Consolidated Statements of Operation and amounted to $326,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $650,000 and $0 for the six months ended June 30, 2025 and 2024, respectively.

8. Mandatorily Redeemable Preferred Stock

Series B Preferred Stock

On February 27, 2025 and March 3, 2025, the Company issued a total of $7.5 million of its newly designated non-convertible mandatorily redeemable Series B Preferred Stock, no par value, through a private placement of 1,500 preferred shares priced at $5,000 per share that matures on December 31, 2026, and issued the Purchaser (as defined below) common stock purchase warrants (the "Warrants") to purchase 4,000,000 shares at an exercise price of $1.50 per share.

The Warrants entitle the Purchaser to purchase up to 4,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Warrants will expire on January 31, 2027.

The Series B Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, members of the Board of Directors of the Company. The Company used the proceeds for working capital and general corporate purposes. The Series B Preferred Shares may be redeemed early at the Company's option at a price equal to the Series B face value. Each share of the Series B Preferred Stock entitles the Holder to 3,000 votes on each matter properly submitted to the Company's shareholders for their vote, however the aggregate voting power of all outstanding shares of the Series B Preferred Stock shall not exceed 19.99% of the aggregate voting power of all voting securities.

The Series B Preferred Stock requires quarterly dividend payments at a rate equal to the prime rate of Waterford Bank, N.A. ("Waterford Bank") plus 600 basis points, or 12.0%, whichever is higher. As of June 30, 2025, this equated to an annualized rate of 13.5%. The Company recorded $88,000 and $253,000 of interest expense related to the first quarter and second quarter dividend from the Series B Preferred Stock, respectively.

The $7.5 million of Series B Preferred Stock, and the Warrants issued contemporaneously, were both fair valued as of the issuance date. The Warrants were valued at $2.0 million and the Preferred Stock was valued at $5.5 million. The fair value of the Warrants was recorded as additional paid-in capital. The fair value measurement of the mandatorily redeemable preferred stock was determined using a trinomial lattice model. The model was selected in consideration of the Company's optional redemption rights. Key assumptions in the analysis included the following as of the date of issuance:

Mandatorily Redeemable Preferred Stock

Yield Volatility	20.0%
Risk-free Rate	3.9%
Selected Credit Spread	29.3%
Term	1.92 years

The total liability recorded for the Preferred Stock was $5.5 million. The Preferred Stock liability will be accreted to its maximum redemption value over the term maturing on December 31, 2026, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments to the interest expense. The Series B Preferred Stock accreted by $75,000 and $233,000 during the first and second quarter of 2025, respectively.

The value of the Warrants increased book value through additional paid-in capital by $0.16 per share. Over time, as the preferred stock liability increases to $7.5 million face value, the $0.16 per share of book value will decrease through retained earnings.

The remaining scheduled principal payment of the Company's Series B Preferred Stock is $7.5 million due on December 31, 2026.

9. Shareholder’s Equity

Series A Preferred Stock

On August 30, 2024, the Company redeemed all $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000, and recorded the premium as additional dividends paid on the Series A Preferred Stock. The redemption premium reduced the Company's net income allocable to common shareholders.

The Series A Preferred Stock was originally issued on December 20, 2023, through a private placement of 1,000 shares priced at $6,000 per share that matured on June 30, 2026. The Series A Preferred Stock was sold to the Purchaser. The Series A Preferred Stock shareholders had no voting rights and optional redemption was only in the control of the Company.

As of June 30, 2025 and December 31, 2024, the Company had no issued or outstanding shares of the Series A Preferred Stock, respectively.

Common Stock

As of June 30, 2025 and December 31, 2024, the Company had 12,222,881 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

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

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$2,051	$(3,728)	$2,573	$(2,159)
Net income (loss) from discontinued operations	—	(64)	—	(1,402)
Net income (loss)	2,051	(3,792)	2,573	(3,561)
Series A Preferred Stock dividends	—	158	—	315
Net income (loss) allocable to common shareholders	$2,051	$(3,950)	$2,573	$(3,876)

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$0.17	$(0.31)	$0.21	$(0.18)
Net income (loss) from discontinued operations	$-	$(0.01)	$-	$(0.11)
Net income (loss) allocable to common shareholders	$0.17	$(0.32)	$0.21	$(0.32)

Weighted average common shares outstanding, basic and diluted	12,222,881	12,222,881	12,222,881	12,222,881

* There were no unvested restricted stock units as of June 30, 2025 and June 30, 2024. The 106,000 of non-vested shares of stock options and 4,000,000 of recently issued warrants were anti-dilutive as of June 30, 2025. The 424,000 of non-vested shares of stock options were anti-dilutive as of June 30, 2024. Therefore, the basic and diluted weighted average common shares are equal for the three and six months ended June 30, 2025 and 2024.

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

On June 30, 2020, the Company issued options to purchase 280,000 shares of the Company’s common stock, to certain executive officers and other employees. The right to exercise the options vest over a five-year period on a straight-line basis. The options have a strike price of $3.81 per share and expire on June 30, 2030. The estimated grant date fair value of these options is $290,000, which was fully expensed as of June 30, 2025.

The Company recorded $15,000 and $38,000 of compensation expense for the three months ended June 30, 2025 and 2024, respectively, related to the Company's stock options granted. The Company recorded $30,000 and $70,000 of compensation expense for the six months ended June 30, 2025 and 2024. There were 106,000 options outstanding and unvested as of June 30, 2025, which will generate an estimated future expense of $86,000.

12. Commitments and Contingencies

Legal Proceedings

The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the insurance policy at issue. We account for such activity through the establishment of unpaid losses and LAE reserves. In accordance with accounting guidance, if it is probable that a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable; then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying condensed consolidated financial statements. Periodic expenses related to the defense of such claims are included in the accompanying condensed consolidated statements of operations. On the basis of current information, the Company does not believe that there is a reasonable possibility that any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually or in the aggregate.

Payment of Contingent Considerations

As of June 30, 2025, the Company recorded $7.8 million of contingent consideration receivable to reflect the fair value of potential additional contingent consideration related to the CIS Sale. The timing of such payment is contingent on the performance of CIS which is subject to variables outside of our control. We have until June 30, 2027 to earn the remaining contingent consideration.

At the time of the CIS Sale, the Company entered into a bonus agreement with three of its employees that conveyed with the transaction. Under the agreement the Company would pay a bonus once the third payment of the contingent consideration was received. The total bonus is $1.5 million. As the occurrence of the third contingent consideration payment is now deemed probable, we accrued $1.1 million of bonus expense in the second quarter of 2025. The amount of the accrual was 78% of the total bonus which is consistent with the pro rata amount of the fair value of the contingent consideration ($7.8 million) as compared to the full amount of the third contingent consideration payment of $10.0 million.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through the managing general agency, CIS. All of the Company’s insurance activities are conducted in the U.S. with a concentration of activity in Texas. In mid-2024, the Company exited the Oklahoma business. As part of the strategic shift described earlier, the Company has also significantly reduced its writings in commercial lines. For the six months ended June 30, 2025 and 2024, gross written premiums attributable to Texas was 81% and 38%, respectively, of the Company’s total gross written premiums.

In addition to the reportable segments, the Company maintains a Corporate and Other category to reconcile segment results to the consolidated totals. The Corporate and Other category includes: (i) corporate operating expenses such as salaries and related benefits of the Company’s executive management team, some finance and information technology personnel, and other corporate headquarters expenses, (ii) interest expense on the Company’s debt obligations; (iii) depreciation and amortization on property and equipment, and (iv) all investment income activity. All investment income activity is reported within net investment income, net realized investment gains and losses, and change in fair value of equity securities on the condensed consolidated statements of operations. The Company’s assets on the condensed consolidated balance sheet are not allocated to the reportable segments.

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended June 30, 2025	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$3,190	$17,889	$21,079	$—	$21,079

Net written premiums	$(433)	$1,816	$1,383	$—	$1,383

Net earned premiums	$468	$9,096	$9,564	$—	$9,564
Other income	—	(23)	(23)	33	10
Segment revenue	468	9,073	9,541	33	9,574

Losses and LAE, net	1,012	5,552	6,564	—	6,564
Policy acquisition costs	(309)	2,596	2,287	—	2,287
Operating expenses	500	2,211	2,711	1,657	4,368
Segment expenses	1,203	10,359	11,562	1,657	13,219

Segment gain (loss)	$(735)	$(1,286)	$(2,021)	$(1,624)	$(3,645)
Net investment income				1,298	1,298
Net realized investment gains (losses)				(28)	(28)
Change in fair value of equity securities				(65)	(65)
Change in fair value of contingent considerations				5,355	5,355
Interest expense				864	864
Income (loss) from continuing operations before income taxes	$(735)	$(1,286)	$(2,021)	$4,072	$2,051

Three months ended June 30, 2024	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$6,782	$12,189	$18,971	$—	$18,971

Net written premiums	$4,285	$8,962	$13,247	$—	$13,247

Net earned premiums	$8,681	$7,985	$16,666	$—	$16,666
Other income	19	20	39	38	77
Segment revenue	8,700	8,005	16,705	38	16,743

Losses and LAE, net	6,906	8,375	15,281	—	15,281
Policy acquisition costs	1,156	2,236	3,392	—	3,392
Operating expenses	1,262	926	2,188	234	2,422
Segment expenses	9,324	11,537	20,861	234	21,095

Segment gain (loss)	$(624)	$(3,532)	$(4,156)	$(196)	$(4,352)
Net investment income				1,473	1,473
Net realized investment gains (losses)				(118)	(118)
Change in fair value of equity securities				(196)	(196)
Interest expense				868	868
Income (loss) from continuing operations before income taxes	$(624)	$(3,532)	$(4,156)	$95	$(4,061)

Six months ended June 30, 2025	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$5,237	$32,015	$37,252	$—	$37,252

Net written premiums	$(2,036)	$14,259	$12,223	$—	$12,223

Net earned premiums	$1,799	$18,080	$19,879	$—	$19,879
Other income	—	—	—	75	75
Segment revenue	1,799	18,080	19,879	75	19,954

Losses and LAE, net	2,517	13,321	15,838	—	15,838
Policy acquisition costs	(353)	5,317	4,964	—	4,964
Operating expenses	884	4,403	5,287	1,942	7,229
Segment expenses	3,048	23,041	26,089	1,942	28,031

Segment gain (loss)	$(1,249)	$(4,961)	$(6,210)	$(1,867)	$(8,077)
Net investment income				2,587	2,587
Net realized investment gains (losses)				(25)	(25)
Change in fair value of equity securities				(257)	(257)
Change in fair value of contingent consideration				9,750	9,750
Interest expense				1,405	1,405
Income (loss) from continuing operations before income taxes	$(1,249)	$(4,961)	$(6,210)	$8,783	$2,573

Six months ended June 30, 2024	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$19,544	$23,740	$43,284	$—	$43,284

Net written premiums	$12,572	$16,066	$28,638	$—	$28,638

Net earned premiums	$17,478	$16,075	$33,553	$—	$33,553
Other income	69	48	117	109	226
Segment revenue	17,547	16,123	33,670	109	33,779

Losses and LAE, net	13,672	12,129	25,801	—	25,801
Policy acquisition costs	2,303	4,249	6,552	—	6,552
Operating expenses	2,798	1,897	4,695	377	5,072
Segment expenses	18,773	18,275	37,048	377	37,425

Segment gain (loss)	$(1,226)	$(2,152)	$(3,378)	$(268)	$(3,646)
Net investment income				3,019	3,019
Net realized investment gains (losses)				(118)	(118)
Change in fair value of equity securities				(153)	(153)
Interest expense				1,745	1,745
Income (loss) from continuing operations before income taxes	$(1,226)	$(2,152)	$(3,378)	$735	$(2,643)

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2025 and 2024

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

Recent Developments

Sale and Disposal of Agency Business

On August 30, 2024 the Company completed the sale of all of the issued and outstanding membership interests of Conifer Insurance Services ("CIS") to BSU Leaf Holdings LLC, a Delaware limited liability company, pursuant to the Interest Purchase Agreement, dated as of the Closing Date (the "CIS Agreement"), by and among the Company, Buyer and Buyer's parent (the "CIS Sale"). CIS comprised the Company’s managing general agency (“MGA”) business. CIS also represented almost all of the Wholesale Agency segment. CIS and the related Wholesale Agency segment are now reported as discontinued operations for all periods presented. The Company sold CIS in order to generate liquidity to pay down debt and provide capital to the Insurance Company Subsidiaries.

The CIS Sale has had and will continue to have a significant negative impact on revenues for the Company going forward. With the previously mentioned strategic shift away from underwriting revenues, the Company was relying on the growth of commission revenue to replace the lost revenue from underwriting. Now that the Wholesale Agency segment has been sold, the Company will need to rely entirely on underwriting revenues. These revenues have continued to decline in the past year. For example, gross written premiums were $37.2 million for the six months ended June 30, 2025, compared to $43.3 million for the six months ended June 30, 2024.

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

The initial purchase price of CIS was $45.0 million, subject to purchase price adjustments. In addition, during the three years ending on the third anniversary of the Closing Date, the Company is eligible under the CIS Agreement to receive up to three contingent payments based on performance thresholds of the gross revenue earned by CIS in the applicable quarter, with the aggregate amount of contingent consideration capped at $25.0 million. Consideration paid in cash to the Company was

$46.6 million on August 30, 2024, which was comprised of the $45.0 million initial purchase price, plus $1.6 million of cash in CIS in excess of the working capital deficiency (as defined in the CIS Agreement).

The contingent consideration payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of August 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and received in December 2024. The second contingent payment was earned and received during the second quarter of 2025. The third contingent payment, equaling $10.0 million, is expected to be earned by December 2025, but is still subject to uncertainty. The Company determined the fair value of the third contingent payments to be $7.8 million, as of June 30, 2025. As fair value estimates change over time, subsequent measurement adjustments will be reflected in income or loss in the period of change. See Note 3 ~ Fair Value Measurements for further details.

There was significant judgment in deriving the fair value of the final $10.0 million contingent payment, including estimating the extent of time it will take to achieve the earnout, the credit quality of the buyer and, most importantly, the risk that the contingent payment may not be achieved at all. There is greater than an insignificant chance that we do not receive the final contingent payment. There are no provisions allowing for a partial payment of the earnout.

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

Other Impacts of Recent Developments

With the completion of the disposal of the agency business, we have just two agency relationships: with CIS and SSU. CIS has control over almost all of our commercial lines premium volume and it is expected that CIS will remove all of the remaining commercial lines business to another insurer as some point in the future. SSU has control of our remaining homeowners book of business and could move that business to another insurer or insurers. This greatly amplifies our concentration of risk relative to our marketing and distribution network. Refer to the Company's 2024 Annual Report on Form 10-K, filed on March 28, 2025 for further details on the Company's structure.

Our staff is now only eleven people. We are relying heavily upon the CIS and SSU teams to handle underwriting, claims, and information technology services. Much of this is managed either through program administration agreements with CIS and SSU or a claims administration agreement with CIS. The policy management system also conveyed with CIS, which we can continue to use for our existing business, but may not be available for any new programs we may consider. CIS and SSU also handle all billing and collections. We no longer have the capacity to operate a direct bill process.

Redemption of the Series A Preferred Stock and payoff of Senior Secured Debt

On August 30, 2024 with a portion of the proceeds from the sale of CIS, the Company paid off all $9.3 million of its privately placed 12.5% Senior Secured Notes which were outstanding at August 30, 2024 (the "Senior Secured Notes"), and redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000 from the Series A Preferred Stock, and recorded the premium as additional dividends paid on the Series A Preferred Stock. See Note 7 ~ Debt and Note 9 ~ Shareholders Equity of the Notes to the Condensed Consolidated Financial Statements for further details.

A.M. Best and Kroll

On March 25, 2024, Kroll downgraded the financial strength ratings of CIC and WPIC. Kroll has given CIC an insurance financial strength rating of BB- with a negative outlook. Kroll has given WPIC an insurance financial strength rating of B with a negative outlook. A BB- and a B rating indicates that the insurer's financial condition is low quality. Concurrently, the Company withdrew its participation in the rating process, and is no longer rated by Kroll.

On March 14, 2024, A.M. Best downgraded the financial strength ratings of CIC and WPIC to C. A rating of C means A.M. Best considers both companies to have a "weak" ability to meet ongoing financial obligations. Concurrently, the Company withdrew its participation in the rating process, and is no longer rated by A.M. Best.

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia. As of June 30, 2025, we offer insurance products primarily in Texas, Illinois and Indiana, for homeowners lines and Nevada and Michigan for other lines.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Executive Overview

The Company reported $21.1 million of gross written premiums in the second quarter of 2025, representing a 11.1% increase as compared to the same period in 2024. Our personal lines gross written premiums increased by $5.7 million, or 46.8%, to $17.9 million in the second quarter of 2025, compared to $12.2 million for the same period in 2024. Commercial lines gross written premiums decreased by $3.6 million, or 53.0%, to $3.2 million in the second quarter of 2025, compared to $6.8 million for the same period in 2024.

The Company reported net income from continuing operations of $2.1 million, or $0.17 per share for the three months ended June 30, 2025, compared to a net loss from continuing operations of $3.7 million, or $0.31 per share for the same period in 2024.

The Company reported net income from continuing operations of $2.6 million, or $0.21 per share for the six months ended June 30, 2025, compared to a net loss from continuing operations of $2.2 million, or $0.18 per share for the same period in 2024.

The Company reported net income allocable to common shareholders of $2.1 million, or $0.17 per share for the three months ended June 30, 2025, compared to a net loss allocable to common shareholders of $4.0 million, or $0.32 per share for the same period in 2024.

The Company reported net income allocable to common shareholders of $2.6 million, or $0.21 per share for the six months ended June 30, 2025, compared to a net loss allocable to common shareholders of $3.9 million, or $0.32 per share for the same period in 2024.

Adjusted operating income per share is a non-GAAP measure that represents net income allocable to common shareholders excluding net realized investment gains or losses, change in fair value of equity securities, change in fair value of contingent considerations, gain on CIS sale and net income from discontinued operations. Adjusted operating loss was $2.1 million, or $0.17 per share for the three months ended June 30, 2025, compared to an adjusted operating loss of $3.4 million, or $0.28 per share for the same period in 2024.

Adjusted operating loss was $5.8 million, or $0.47 per share for the six months ended June 30, 2025, compared to an adjusted operating loss of $1.9 million or $0.15 per share for the same period in 2024.

Our underwriting combined ratio was 121.1% and 123.6% for the three months ended June 30, 2025 and 2024, respectively.

Our underwriting combined ratio was 131.2% and 110.0% for the six months ended June 30, 2025 and 2024, respectively.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Gross written premiums	$21,079	$18,971	$2,108	11.1%

Net written premiums	$1,383	$13,247	$(11,864)	(89.6%)

Net earned premiums	$9,564	$16,666	$(7,102)	(42.6)%
Other income	10	77	(67)	(87.0%)
Losses and loss adjustment expenses, net	6,564	15,281	(8,717)	(57.0)%
Policy acquisition costs	2,287	3,392	(1,105)	(32.6)%
Operating expenses	4,368	2,422	1,946	80.3%
Underwriting gain (loss)	(3,645)	(4,352)	707	*
Net investment income	1,298	1,473	(175)	(11.9)%
Net realized investment gains (losses)	(28)	(118)	90	*
Change in fair value of equity securities	(65)	(196)	131	*
Change in fair value of contingent considerations	5,355	—	5,355	*
Interest expense	864	868	(4)	(0.5)%
Income (loss) from continuing operations before income taxes	2,051	(4,061)	6,112	*
Income tax expense (benefit)	—	(333)	333	*
Net income (loss) from continuing operations	2,051	(3,728)	5,779	*
Net income from discontinued operations	—	(64)	64	*
Net income (loss)	$2,051	$(3,792)	$5,843	*

Book value per common share outstanding	$2.31	$(0.10)

Underwriting Ratios:
Loss ratio (1)	68.8%	91.5%
Expense ratio (2)	52.3%	32.1%
Combined ratio (3)	121.1%	123.6%

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

Our premiums are presented below for the three months ended June 30, 2025 and 2024 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Gross written premiums
Commercial lines	$3,190	$6,782	$(3,592)	(53.0)%
Personal lines	17,889	12,189	5,700	46.8%
Total	$21,079	$18,971	$2,108	11.1%

Net written premiums
Commercial lines	$(433)	$4,285	$(4,718)	*
Personal lines	1,816	8,962	(7,146)	(79.7)%
Total	$1,383	$13,247	$(11,864)	(89.6)%

Net earned premiums
Commercial lines	$468	$8,681	$(8,213)	(94.6)%
Personal lines	9,096	7,985	1,111	13.9%
Total	$9,564	$16,666	$(7,102)	(42.6)%

* Percentage change is not meaningful.

Gross written premiums increased $2.1 million, or 11.1%, to $21.1 million for the three months ended June 30, 2025, as compared to $19.0 million for the same period in 2024.

Commercial lines gross written premiums decreased $3.6 million, or 53.0%, to $3.2 million in the second quarter of 2025, as compared to $6.8 million for the second quarter of 2024. As of September 1, 2024, we no longer write any hospitality or small business commercial lines business. These lines are in run-off, and earned a small amount of premium during the second quarter of 2025. We currently do not expect to write a significant amount of other commercial lines in the near term.

Personal lines gross written premiums increased $5.7 million, or 46.8%, to $17.9 million in the second quarter of 2025, as compared to $12.2 million for the same period in 2024. The increase was due to the organic growth in the low-value dwelling book of business in Texas and in the Midwest which, combined, grew by $7.3 million in the second quarter of 2025, compared to the same period in 2024. This increase was offset by our exit in Oklahoma homeowners business. We plan to continue to write the Midwest and Texas homeowners programs but we do not expect continued growth to be significant.

Net written premiums decreased $11.9 million, or 89.6%, to $1.4 million for the three months ended June 30, 2025, as compared to $13.2 million for the same period in 2024. The decline in net written premiums during the quarter was primarily due to the $16.4 million of premiums ceded under a new 50% quota share agreement for our homeowners book of business effective June 1, 2025. At inception, we also ceded 50% of the homeowners unearned premiums. In addition, there was continued reduction of the commercial lines business as it is substantially all in run-off.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended June 30, 2025 and 2024 (dollars in thousands):

Three months ended June 30, 2025	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$887	$5,128	$6,015
Net (favorable) adverse development	125	424	549
Calendar year net losses and LAE	$1,012	$5,552	$6,564

Accident year loss ratio	189.7%	56.5%	63.0%
Net (favorable) adverse development	26.7%	4.7%	5.8%
Calendar year loss ratio	216.4%	61.2%	68.8%

Three months ended June 30, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$4,853	$7,628	$12,481
Net (favorable) adverse development	2,053	747	2,800
Calendar year net losses and LAE	$6,906	$8,375	$15,281

Accident year loss ratio	55.8%	95.3%	74.7%
Net (favorable) adverse development	23.6%	9.3%	16.8%
Calendar year loss ratio	79.4%	104.6%	91.5%

Net losses and LAE decreased by $8.7 million, or 57.0%, to $6.6 million during the second quarter of 2025, compared to $15.3 million for the same period in 2024. The decrease was mostly attributable to a $6.5 million decrease in current accident year losses due to a significant reduction in net earned premiums as shown above. The decrease in current accident year losses was further added to by a $2.3 million decrease in adverse development on prior-year loss reserves.

Expense Ratio

Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations). It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by the sum of net earned premiums and other income of the underwriting business. Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes. The expense ratio excludes Corporate expenses. Due to the run-off nature of the commercial lines segment, with revenues being very small, the expense ratios for commercial lines are not deemed to be meaningful.

The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2025	2024
Commercial Lines
Policy acquisition costs	(66.1)%	13.2%
Operating expenses	107.0%	12.1%
Total	40.9%	25.3%
Personal Lines
Policy acquisition costs	28.6%	27.9%
Operating expenses	24.4%	11.6%
Total	53.0%	39.5%
Total Underwriting
Policy acquisition costs	23.9%	20.3%
Operating expenses	28.4%	11.8%
Total	52.3%	32.1%

Our expense ratio increased by 20.2% during the second quarter of 2025, compared to the same period in 2024.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income increased by 3.6% during the second quarter of 2025 to 23.9%, compared to 20.3% during the same period in 2024. The increase was primarily related to the increased commission rates under new producer agreements concurrent with the sale of CIS and SSU. Particularly for SSU, which is producing substantially all go-forward business, SSU took on the responsibility of managing the policy issuance, premium collections and systems of the homeowners book of business. This resulted in increased commission rates of approximately 6.0% to SSU to cover those costs.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 16.6% during the second quarter of 2025 to 28.4%, compared to 11.8% for the same period in 2024. The increase in the ratio was mostly due to significantly lower net earned premiums, while legacy operational costs related to the run-off books of business still exist. Such legacy costs are expected to reduce over the next year.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended June 30, 2025 and 2024 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended June 30,
	2025	2024	$ Change
Commercial Lines	$(735)	$(624)	$(111)
Personal Lines	(1,286)	(3,532)	2,246
Total Underwriting	(2,021)	(4,156)	2,135
Corporate	(1,624)	(196)	(1,428)
Total segment gain (loss)	$(3,645)	$(4,352)	$707

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Six months ended June 30,
	2025	2024	$ Change	% Change
Gross written premiums	$37,252	$43,284	$(6,032)	(13.9)%

Net written premiums	$12,223	$28,638	$(16,415)	(57.3)%

Net earned premiums	$19,879	$33,553	$(13,674)	(40.8)%
Other income	75	226	(151)	(66.8)%
Losses and loss adjustment expenses, net	15,838	25,801	(9,963)	(38.6)%
Policy acquisition costs	4,964	6,552	(1,588)	(24.2)%
Operating expenses	7,229	5,072	2,157	42.5%
Underwriting gain (loss)	(8,077)	(3,646)	(4,431)	(121.5)%
Net investment income	2,587	3,019	(432)	(14.3)%
Net realized investment gains (losses)	(25)	(118)	93	*
Change in fair value of equity securities	(257)	(153)	(104)	68.0%
Change in fair value of contingent considerations	9,750	—	9,750	*
Interest expense	1,405	1,745	(340)	(19.5)%
Income (loss) from continuing operations before income taxes	2,573	(2,643)	5,216	*
Income tax expense (benefit)	—	(484)	484	*
Net income (loss) from continuing operations	2,573	(2,159)	4,732	*
Net income from discontinued operations	—	(1,402)	1,402	*
Net income (loss)	$2,573	$(3,561)	$6,134

Book value per common share outstanding	$2.31	$(0.10)

Underwriting Ratios:
Loss ratio (1)	79.7%	76.6%
Expense ratio (2)	51.5%	33.4%
Combined ratio (3)	131.2%	110.0%
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

Our premiums are presented below for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six months ended June 30,
	2025	2024	$ Change	% Change
Gross written premiums
Commercial lines	$5,237	$19,544	$(14,307)	(73.2)%
Personal lines	32,015	23,740	8,275	34.9%
Total	$37,252	$43,284	$(6,032)	(13.9)%
Net written premiums
Commercial lines	$(2,036)	$12,572	$(14,608)	*
Personal lines	14,259	16,066	(1,807)	(11.2)%
Total	$12,223	$28,638	$(16,415)	(57.3)%
Net earned premiums
Commercial lines	$1,799	$17,478	$(15,679)	(89.7)%
Personal lines	18,080	16,075	2,005	12.5%
Total	$19,879	$33,553	$(13,674)	(40.8)%

* Percentage change is not meaningful.

Gross written premiums decreased $6.0 million, or 13.9%, to $37.3 million for the six months ended June 30, 2025, as compared to $43.3 million for the same period in 2024.

Commercial lines gross written premiums decreased $14.3 million, or 73.2%, to $5.2 million for the six months ended June 30, 2025, as compared to $19.5 million for the same period in 2024. As of September 1, 2024, we no longer write any hospitality or small business commercial lines business. These lines are in run-off, and earned a small amount of premium during the first and second quarters of 2025. We currently do not expect to write a significant amount of other commercial lines in the near term.

Personal lines gross written premiums increased $8.3 million, or 34.9%, to $32.0 million for the six months ended June 30, 2025, as compared to $23.7 million for the same period in 2024. The increase was due to the organic growth in the low-value dwelling book of business in Texas and in the Midwest which, combined, grew by $14.4 million in the first six months of 2025, compared to the same period in 2024. This increase was offset by our exit in Oklahoma homeowners business. We plan to continue to write the Midwest and Texas homeowners programs but we do not expect continued growth to be significant.

Net written premiums decreased $16.4 million, or 57.3%, to $12.3 million for the six months ended June 30, 2025, as compared to $28.6 million for the same period in 2024. Net written premiums declined, in part due to the run-off of most of the commercial lines business. In addition, we entered into a new 50% quota share agreement for the homeowners business, inclusive of the unearned premium, as of June 1, 2025, which significantly reduced the personal lines net written premium, even though there was substantial gross written premium growth.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the six months ended June 30, 2025 and 2024 (dollars in thousands):

Six months ended June 30, 2025	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$3,012	$12,133	$15,145
Net (favorable) adverse development	(495)	1,188	693
Calendar year net losses and LAE	$2,517	$13,321	$15,838

Accident year loss ratio	167.5%	67.1%	76.2%
Net (favorable) adverse development	(27.5)%	6.6%	3.5%
Calendar year loss ratio	140.0%	73.7%	79.7%

Six months ended June 30, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$11,572	$11,890	$23,462
Net (favorable) adverse development	2,100	239	2,339
Calendar year net losses and LAE	$13,672	$12,129	$25,801

Accident year loss ratio	65.9%	73.8%	69.7%
Net (favorable) adverse development	12.0%	1.4%	6.9%
Calendar year loss ratio	77.9%	75.2%	76.6%

Net losses and LAE decreased by $10.0 million, or 38.6%, to $15.8 million during the six months ended June 30, 2025, compared to $25.8 million for the same period in 2024. The decrease was mostly attributable to a $8.3 million decrease in current accident year losses due to a significant reduction in net earned premiums as shown above. The decrease in current accident year losses was further added to by a $1.6 million decrease in adverse development on prior-year loss reserves.

Expense Ratio

Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations). It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by the sum of net earned premiums and other income of the underwriting business. Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes. The expense ratio excludes Corporate expenses. Due to the run-off nature of the commercial lines segment, with revenues being very small, the expense ratios for commercial lines are not deemed to be meaningful.

The table below provides the expense ratio by major component.

	Six months ended June 30,
	2025	2024
Commercial Lines
Policy acquisition costs	(19.7)%	13.2%
Operating expenses	49.2%	15.9%
Total	29.5%	29.1%
Personal Lines
Policy acquisition costs	29.4%	26.3%
Operating expenses	24.4%	11.8%
Total	53.8%	38.1%
Total Underwriting
Policy acquisition costs	24.9%	19.5%
Operating expenses	26.6%	13.9%
Total	51.5%	33.4%

Our expense ratio increased by 18.1% for the six months ended June 30, 2025, compared to the same period in 2024.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports and underwriter compensation costs. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income increased by 5.4% during the six months ended June 30, 2025 to 24.9%, compared to 19.5% during the same period in 2024. The increase was primarily related to the increased commission rates under new producer agreements concurrent with the sale of CIS and SSU. Particularly for SSU, which is producing substantially all go-forward business, SSU took on the responsibility of managing the policy issuance, premium collections and systems of the homeowners book of business. This resulted in increased commission rates of approximately 6.0% to SSU to cover those costs.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 12.7% during the six months ended June 30, 2025 to 26.6%, compared to 13.9% for the same period in 2024. The increase in the ratio was mostly due to significantly lower net earned premiums, while legacy operational costs related to the run-off books of business still exist. Such legacy costs are expected to reduce over the next year.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the six months ended June 30, 2025 and 2024 (dollars in thousands):

Segment Gain (Loss)

	Six months ended June 30,
	2025	2024	$ Change
Commercial Lines	$(1,249)	$(1,226)	$(23)
Personal Lines	(4,961)	(2,152)	(2,809)
Total Underwriting	(6,210)	(3,378)	(2,832)
Corporate	(1,867)	(268)	(1,599)
Total segment gain (loss)	$(8,077)	$(3,646)	$(4,431)

Liquidity and Capital Resources

Sources and Uses of Funds

At June 30, 2025, the Company had $58.3 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt and mandatorily redeemable preferred stock, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the six months ended June 30, 2025 and 2024. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term.

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

To help support CIC’s RBC remediation plan, CHI contributed an additional $6.5 million to CIC in June 2025. CIC’s estimated RBC as of June 30, 2025, is now approximately 247%. As part of the plan to keep CIC’s RBC ratio above 200% in the near term, CIC is not expected to pay CHI any intercompany service fees for the duration of 2025 but is expected to resume such fees in 2026. CIC also entered into a quota share agreement with its homeowners book of business in June 2025 as a method of increasing the RBC ratio. It also may take additional contributions to CIC to fully remediate CIC’s RBC position by December 31, 2025.

CIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2024. WPIC no longer writes any business and CIC’s writings are significantly constrained by its diminished capital position.

If we do not remediate the regulatory deficiency the insurance regulator could suspend or terminate CIC’s authority to write business. Also, A.M. Best and Kroll downgraded the financial strength ratings of both companies and we terminated the rating relationship in early 2024. Therefore, neither company is currently rated by a nationally recognized statistical rating organization which can negatively impact their ability to market to policyholders. These circumstances could jeopardize the ability of the Company to generate insurance underwriting revenues.

CHI had $2.2 million of cash as of June 30, 2025. CHI is required to make quarterly interest payments on its public debt of $412,000 and quarterly dividend payments of $253,000 on its mandatorily redeemable preferred stock. CHI is also currently bearing much of the operating costs of the organization because no management fee is being paid by either insurance company during 2025. CHI’s cash obligations are expected to be funded with cash on hand, the expected receipt of a $10.0 million third earnout payment in late 2025, the potential sale of available assets and additional short-term financing available from existing investors. Management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

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

Our outstanding public debt securities are currently trading at a discount to their face amount. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash, in exchange for common stock, or for a combination of cash and common stock in open market or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in such transactions, individually or in the aggregate, may be material.

In February and March of 2025, the Company issued $7.5 million of its newly designated Series B Preferred Stock. The Company intends to use the proceeds for working capital and general corporate purposes. With the recent capital raise, anticipated go-forward revenues, the Company receiving its second $10.0 million earnout, the possibility of receiving the third $10.0 million earnout during 2025 and the potential for further asset sales, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

Cash Flows

Operating Activities. Cash used in operating activities for the six months ended June 30, 2025 was $18.0 million, compared to $2.0 million of cash used in operating activities for the same period in 2024. The $16.0 million increase in cash used in operating activities was primarily driven by an increase of $12.1 million in net losses paid during the first six months of 2025, compared to the same period in 2024. The Company also experienced a $5.8 million decrease in net premiums collected during the first six months of 2025, compared to the same period in 2024.

Investing Activities. Cash provided by investing activities for the six months ended June 30, 2025 was $4.8 million, compared to $1.4 million for the same period in 2024. The $3.5 million increase in cash provided by investing activities was driven by a $33.3 million increase in proceeds from sales of investments during the first six months of 2025, compared to the same period in 2024. This was offset by a $44.3 million increase in purchases of investments during the first six months of 2025, compared to the same period in 2024. Additionally, the Company received $10.0 million in proceeds from its contingent consideration in the CIS sale for the first six months of 2025.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2025 was $7.5 million compared to $834,000 of cash used in financing activities for the same period in 2024. The $8.3 million increase in cash provided by financing activities was attributed to the $5.6 million of Series B Preferred Stock issued and the $1.9 million of stock warrants issued from the Series B Preferred Stock during the first six months of 2025.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $50.0 million and $41.1 million at June 30, 2025 and December 31, 2024, respectively.

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

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$2,051	$(3,792)	$2,573	$(3,561)
Less:
Net realized investment gains (losses)	(28)	(118)	(25)	(118)
Change in fair value of equity securities	(65)	(196)	(257)	(153)
Change in fair value of contingent considerations	5,355	—	9,750	—
Contingent consideration bonus expense *	(1,141)	—	(1,141)	—
Net income (loss) from discontinued operations	—	(64)	—	(1,402)
Impact of income tax expense (benefit) from adjustments **	—	—	—	—
Adjusted operating income (loss)	$(2,070)	$(3,414)	$(5,754)	$(1,888)

Weighted average common shares diluted	12,222,881	12,222,881	12,222,881	12,222,881
Diluted income (loss) per common share:
Net income (loss)	$0.17	$(0.31)	$0.21	$(0.29)
Less:
Net realized investment gains (losses)	—	(0.01)	—	(0.01)
Change in fair value of equity securities	(0.01)	(0.02)	(0.02)	(0.02)
Change in fair value of contingent considerations *	0.44	—	0.80	—
Contingent consideration bonus expense	(0.09)	—	(0.10)	—
Net income (loss) from discontinued operations	—	—	—	(0.11)
Impact of income tax expense (benefit) from adjustments **	—	—	—	—
Adjusted operating income (loss) per share	$(0.17)	$(0.28)	$(0.47)	$(0.15)

* See Note 12 ~ Commitments and Contingencies for further information about the contingent consideration bonus expense.

** The Company has recorded a full valuation allowance against its deferred tax assets as of June 30, 2025 and June 30, 2024, respectively. As a result, there were no taxable impacts to adjusted operating income from the adjustments to net income (loss) in the table above after taking into account the use of NOLs and the change in the valuation allowance.

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

Recent Accounting Pronouncements

Refer to Note 1 ~ Summary of Significant Accounting Policies – Accounting Guidance Not Yet Adopted of the Notes to the Condensed Consolidated Financial Statements for detailed information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2025. Based on such evaluations, the Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2025, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”)filed with the SEC on March 28, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All such sales were previously disclosed on a Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Conifer securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

Dated: August 12, 2025