Form 10-Q
period 2025-09-30
Presurance Holdings, Inc.
filed 2025-11-12
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37536

Presurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Michigan	27-1298795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 West Big Beaver Road, Suite 319
Troy, Michigan	48084
(Address of principal executive offices)	(Zip code)

(248) 559-0840

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PRHI	The Nasdaq Stock Market LLC
9.75% Senior Notes due 2028	PRHIZ	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 12, 2025, was 12,222,881.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $103,629 and $117,827, respectively)	$94,576	$105,665
Equity securities, at fair value (cost of $1,819 and $1,836, respectively)	1,342	1,603
Short-term investments, at fair value	54,914	21,151
Total investments	150,832	128,419

Cash and cash equivalents	7,414	27,654
Premiums and agents' balances receivable, net	7,503	9,901
Reinsurance recoverables on unpaid losses	76,161	84,490
Reinsurance recoverables on paid losses	12,957	6,919
Prepaid reinsurance premiums	17,200	6,088
Deferred policy acquisition costs	2,992	6,380
Receivable from contingent considerations	6,320	8,070
Other assets	3,616	3,735
Total assets	$284,995	$281,656

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$154,330	$189,285
Unearned premiums	32,867	30,590
Reinsurance premiums payable	12,774	1
Debt	12,123	11,932
Mandatorily redeemable preferred stock	6,127	—
Funds held under reinsurance agreements	21,297	25,829
Payables for investments purchased	15,903	—
Accounts payable and other liabilities	4,271	2,494
Total liabilities	259,692	260,131

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,222,881 issued and outstanding, respectively)	100,145	98,178
Accumulated deficit	(64,550)	(63,153)
Accumulated other comprehensive income (loss)	(10,292)	(13,500)
Total shareholders' equity	25,303	21,525
Total liabilities and shareholders' equity	$284,995	$281,656

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue and Other Income
Premiums
Gross earned premiums	$17,015	23,278	$49,617	$86,891
Ceded earned premiums	(10,194)	(8,677)	(22,917)	(38,737)
Net earned premiums	6,821	14,601	26,700	48,154
Net investment income	1,301	1,391	3,888	4,411
Net realized investment gains (losses)	4	(7)	(21)	(125)
Change in fair value of equity securities	13	(29)	(244)	(182)
Other income	40	61	115	287
Change in fair value of contingent considerations	(1,500)	—	8,250	—
Total revenue and other income	6,679	16,017	38,688	52,545

Expenses
Losses and loss adjustment expenses, net	6,389	15,152	22,227	40,953
Policy acquisition costs	1,895	3,249	6,859	9,800
Operating and other expenses	1,491	3,594	8,720	8,666
Interest expense	874	2,275	2,279	4,021
Total expenses	10,649	24,270	40,085	63,440

Income (loss) from continuing operations before income taxes	(3,970)	(8,253)	(1,397)	(10,895)
Income tax expense (benefit)	—	(1,367)	—	(1,851)

Net income (loss) from continuing operations	$(3,970)	$(6,886)	$(1,397)	$(9,044)
Net income (loss) from discontinued operations	—	60,176	—	58,773
Net income (loss)	(3,970)	53,290	(1,397)	49,729
Series A Preferred Stock dividends	—	502	—	817
Net income (loss) allocable to common shareholders	$(3,970)	$52,788	$(1,397)	$48,912

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$(0.32)	$(0.60)	$(0.11)	$(0.81)
Net income (loss) from discontinued operations	$—	$4.92	$—	$4.81
Net income (loss) allocable to common shareholders	$(0.32)	$4.32	$(0.11)	$4.00

Weighted average common shares outstanding, basic and diluted	12,222,881	12,222,881	12,222,881	12,222,881

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(3,970)	$53,290	$(1,397)	$49,729

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	1,052	3,436	3,208	3,188
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	1,052	3,436	3,208	3,188

Other comprehensive income (loss)	1,052	3,436	3,208	3,188

Total comprehensive income (loss)	$(2,918)	$56,726	$1,811	$52,917

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Preferred Stock		No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at June 30, 2025	—	$—	12,222,881	$100,132	$(60,580)	$(11,344)	$28,208
Net income (loss)	—	—	—	—	(3,970)	—	(3,970)
Stock-based compensation expense	—	—	—	13	—	—	13
Other comprehensive income (loss)	—	—	—	—	—	1,052	1,052
Balances at September 30, 2025	—	$—	12,222,881	$100,145	$(64,550)	$(10,292)	$25,303

Balances at June 30, 2024	1,000	$6,000	12,222,881	$98,170	$(90,559)	$(14,776)	$(1,165)
Net income (loss)	—	—	—	—	53,290	—	53,290
Stock-based compensation expense	—	—	—	(8)	—	—	(8)
Dividends on Series A Preferred Stock	—	—	—	—	(502)	—	(502)
Redemption of Series A Preferred Stock	(1,000)	(6,000)	—	—	—	—	(6,000)
Other comprehensive income (loss)	—	—	—	—	—	3,436	3,436
Balances at September 30, 2024	—	$—	12,222,881	$98,162	$(37,771)	$(11,340)	$49,051

	No Par, Preferred Stock		No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2024	—	$—	12,222,881	$98,178	$(63,153)	$(13,500)	$21,525
Net income (loss)	—	—	—	—	(1,397)	—	(1,397)
Issuance of warrants	—	—	—	1,924	—	—	1,924
Stock-based compensation expense	—	—	—	43	—	—	43
Other comprehensive income (loss)	—	—	—	—	—	3,208	3,208
Balances at September 30, 2025	—	$—	12,222,881	$100,145	$(64,550)	$(10,292)	$25,303

Balances at December 31, 2023	1,000	$6,000	12,222,881	$98,100	$(86,683)	$(14,528)	$2,889
Net income (loss)	—	—	—	—	49,729	—	49,729
Stock-based compensation expense	—	—	—	62	—	—	62
Dividends on Series A Preferred Stock	—	—	—	—	(817)	—	(817)
Redemption of Series A Preferred Stock	(1,000)	(6,000)	—	—	—	—	(6,000)
Other comprehensive income (loss)	—	—	—	—	—	3,188	3,188
Balances at September 30, 2024	—	$—	12,222,881	$98,162	$(37,771)	$(11,340)	$49,051

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss) from continuing operations	$(1,397)	$(9,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	191	1,212
Accretion of Series B Preferred Stock	551	—
Amortization of bond premium and discount, net	(525)	(424)
Net realized investment (gains) losses	21	125
Change in fair value of equity securities	244	182
Stock-based compensation expenses	43	62
Other	—	(1,901)
Change in fair value of contingent considerations	(8,250)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	2,398	16,364
Reinsurance recoverables	2,291	4,647
Prepaid reinsurance premiums	(11,112)	19,363
Deferred policy acquisition costs	3,388	(186)
Other assets	135	945
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(34,955)	(13,707)
Unearned premiums	2,277	(28,522)
Funds held under reinsurance agreements	(4,450)	(1,055)
Reinsurance premiums payable	12,773	(246)
Payables for investments purchased	15,903	8,000
Accounts payable and other liabilities	1,777	(15,215)
Net cash provided by (used in) operating activities - discontinued operations	—	6,722
Net cash provided by (used in) operating activities	(18,697)	(12,678)
Cash Flows From Investing Activities
Purchase of investments	(237,667)	(139,736)
Proceeds from maturities and redemptions of investments	10,512	8,416
Proceeds from sales of investments	208,112	142,989
Proceeds from Contingent Consideration in CIS Sale	10,000	—
Proceeds from CIS Sale	—	43,043
Proceeds from SSU Sale	—	3,000
Net cash provided by (used in) investing activities - discontinued operations	—	(7,184)
Net cash provided by (used in) investing activities	(9,043)	50,528
Cash Flows From Financing Activities
Issuance of stock warrants	1,924	—
Issuance of Series B Preferred Stock	5,576	—
Repayment of Series A Preferred stock	—	(6,000)
Dividends paid to shareholders	—	(836)
Repayment of long-term debt	—	(9,750)
Net cash provided by (used in) financing activities	7,500	(16,586)
Net increase (decrease) in cash	(20,240)	21,264
Cash at beginning of period	27,654	11,125
Cash at end of period	7,414	32,389
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,474	$3,398
Senior Secured Notes Call Premium	$—	$753
Payable for securities	$15,903	$8,000

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

On September 30, 2025, Conifer Holdings, Inc. changed its name to Presurance Holdings, Inc. On August 21, 2025, Conifer Insurance Company changed its name to Triassic Insurance Company.

The condensed consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Presurance Holdings, Inc. (the “Company” or “Presurance” or "PHI"), its wholly owned subsidiaries, Triassic Insurance Company ("TIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), and VSRM, Inc. ("VSRM"). VSRM owned a 50% non-controlling interest in Sycamore Specialty Underwriters, LLC ("SSU" or "Affiliate") until August 30, 2024, when VSRM sold its interest in SSU.

TIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Presurance Holdings, Inc. is referred to as the "Parent Company." Prior to the sale of Conifer Insurance Services ("CIS") the condensed consolidated financial statements also included CIS which is presented under discontinued operations. CIS contained substantially all of the Wholesale Agency segment and was sold on August 30, 2024.

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

The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results expected for the year ended December 31, 2025.

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

As of September 30, 2025, the Company is only writing a small amount of commercial business and continues to write specialty homeowners business in Texas, Illinois and Indiana. The Company’s corporate headquarters are located in Troy, Michigan.

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

Company Liquidity

At September 30, 2025, the Company had $62.3 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our holding company's ability to service debt and mandatorily redeemable preferred stock, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the nine months ended September 30, 2025 and 2024. We do not anticipate any dividends being paid to the Parent Company from our insurance subsidiaries in the near term.

Due to significant losses in 2023 and 2024, much of which is attributable to strengthening reserves on the commercial liability lines of business (which are now all in run-off), our Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. In particular, there was significant additional adverse development in TIC in the fourth quarter of 2024. This resulted in the need for PHI to contribute an additional $16.0 million into TIC in late 2024 and early 2025 in order for TIC to remain above the Regulatory Action Level of the Risk Based Capital (“RBC”). Even with these contributions, TIC fell within the Company Action Level with an RBC ratio of 156% as of December 31, 2024, and was required to submit a plan of remediation to its domiciliary regulator.

As an effort to support TIC and WPIC during 2024 and year-to-date 2025, the Parent Company received no intercompany service fees from the Insurance Company Subsidiaries and has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

To help support TIC’s RBC remediation plan, PHI contributed an additional $6.5 million to TIC in June 2025. TIC’s estimated RBC as of September 30, 2025, is now approximately 261%. As part of the plan to keep TIC’s RBC ratio above 200% in the near term, TIC is not expected to pay PHI any intercompany service fees for the duration of 2025 but is expected to resume such fees in 2026. TIC also entered into a quota share agreement with its homeowners book of business in June 2025 as a method of increasing the RBC ratio. It may take additional contributions to TIC to fully remediate TIC’s RBC position by December 31, 2025.

TIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2024. WPIC no longer writes any business and TIC’s writings are significantly constrained by its diminished capital position.

If we do not remediate the regulatory deficiency the insurance regulator could suspend or terminate TIC’s authority to write business. Also, A.M. Best and Kroll downgraded the financial strength ratings of both companies and we terminated the rating relationship in early 2024. Therefore, neither company is currently rated by a nationally recognized statistical rating organization which can negatively impact their ability to market to policyholders. These circumstances could jeopardize the ability of the Company to generate insurance underwriting revenues.

PHI had $894,000 of cash as of September 30, 2025. PHI is required to make quarterly interest payments on its public debt of $412,000 and quarterly dividend payments of approximately $253,000, depending on changing interest rates, on its mandatorily redeemable preferred stock. PHI is also currently bearing much of the operating costs of the organization because no management fee is being paid by either insurance company during 2025. Absent any other action, PHI will require additional liquidity to continue its operations over the next twelve months. PHI’s cash obligations are expected to be funded with bridge loan financing from current investors, cash on hand, the expected receipt of a $10.0 million third earnout payment by September 2026 and the potential sale of available assets and additional short-term financing available from existing investors. PHI has received a letter of support from its largest shareholder confirming its commitment and ability to provide financial support to the Company to support the necessary liquidity for a year and a day from the date of the financial statements. Management believes its plans provide the Company the ability to meet its obligations as they become due over the next twelve months.

2. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three and nine months ended September 30, 2025, or for the year-ended December 31, 2024. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses of $9.1 million as of September 30, 2025, from the Company's available-for-sale securities are due to market conditions and interest rate changes. Management believes it will not need to sell its available-for-sale securities at significant losses as it has the ability and intention to hold them until maturity or until their values improve.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale at September 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

	September 30, 2025
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$5,164	$17	$(21)	$5,160
State and local government	20,800	3	(3,151)	17,652
Corporate debt	31,827	1	(1,738)	30,090
Asset-backed securities	19,264	56	(22)	19,298
Mortgage-backed securities	22,805	—	(3,877)	18,928
Commercial mortgage-backed securities	1,249	—	(53)	1,196
Collateralized mortgage obligations	2,520	—	(268)	2,252
Total debt securities available for sale	$103,629	$77	$(9,130)	$94,576

	December 31, 2024
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$4,573	$4	$(75)	$4,502
State and local government	21,933	—	(3,810)	18,123
Corporate debt	33,543	—	(2,903)	30,640
Asset-backed securities	28,432	84	(83)	28,433
Mortgage-backed securities	24,605	—	(4,940)	19,665
Commercial mortgage-backed securities	1,899	1	(69)	1,831
Collateralized mortgage obligations	2,842	—	(371)	2,471
Total debt securities available for sale	$117,827	$89	$(12,251)	$105,665

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2025
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	4	$1,441	$(21)	4	$1,441	$(21)
State and local government	—	—	—	98	16,761	(3,151)	98	16,761	(3,151)
Corporate debt	—	—	—	60	29,089	(1,738)	60	29,089	(1,738)
Asset-backed securities	2	2,364	(1)	2	272	(21)	4	2,636	(22)
Mortgage-backed securities	—	—	—	64	18,923	(3,877)	64	18,923	(3,877)
Commercial mortgage-backed securities	—	—	—	2	872	(53)	2	872	(53)
Collateralized mortgage obligations	—	—	—	26	2,252	(268)	26	2,252	(268)
Total debt securities available for sale	2	$2,364	$(1)	256	$69,610	$(9,129)	258	$71,974	$(9,130)

	December 31, 2024
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	5	$2,208	$(13)	5	$1,657	$(62)	10	$3,865	$(75)
State and local government	3	1,068	(23)	104	17,055	(3,787)	107	18,123	(3,810)
Corporate debt	1	95	(5)	63	30,545	(2,898)	64	30,640	(2,903)
Asset-backed securities	1	298	(1)	6	5,630	(82)	7	5,928	(83)
Mortgage-backed securities	1	5	(1)	65	19,660	(4,939)	66	19,665	(4,940)
Commercial mortgage-backed securities	—	—	—	2	1,066	(69)	2	1,066	(69)
Collateralized mortgage obligations	—	—	—	29	2,471	(371)	29	2,471	(371)
Total debt securities available for sale	11	$3,674	$(43)	274	$78,084	$(12,208)	285	$81,758	$(12,251)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt securities	$1,108	$1,106	$3,036	$3,527
Equity securities	2	6	7	29
Cash, cash equivalents and short-term investments	250	332	1,022	1,020
Total investment income	1,360	1,444	4,065	4,576
Investment expenses	(59)	(53)	(177)	(165)
Net investment income	$1,301	$1,391	$3,888	$4,411

The following table summarizes the gross realized gains and losses from sales, calls and maturities of available-for-sale debt and equity securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt securities:
Gross realized gains	$5	$10	$10	$10
Gross realized losses	(1)	(17)	(31)	(17)
Total debt securities	4	(7)	(21)	(7)
Equity securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	(118)
Total equity securities	—	—	—	(118)
Total net realized investment gains (losses)	$4	$(7)	$(21)	$(125)

There were $22.1 million and $13.8 million of proceeds from available-for-sale debt securities for the nine months ended September 30, 2025 and 2024, respectively.

There were $5,000 and $10,000 of gross realized gains from the sales, calls and maturities of available-for-sale debt securities for the three and nine months ended September 30, 2025, respectively. There were $1,000 and $31,000 gross realized losses from the sales, calls and maturities of available-for-sale debt securities for the three and nine months ended September 30, 2025, respectively.

There were $10,000 of gross realized gains from the sales, calls and maturities of available-for-sale debt securities for the three and nine months ended September 30, 2024, respectively. There were $17,000 of gross realized losses from the sales, calls and maturities of available-for-sale debt securities for the three and nine months ended September 30, 2024, respectively.

There were $15.9 million and $0 of payables from securities purchased as of September 30, 2025 and December 31, 2024, respectively. There were no receivables from securities sold as of September 30, 2025 and December 31, 2024, respectively.

The Company's gross unrealized gains related to its equity investments were $98,000 and $350,000 as of September 30, 2025 and December 31, 2024, respectively. The Company’s gross unrealized losses related to its equity investments were $576,000 and $584,000 as of September 30, 2025 and December 31, 2024, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There were no impairments or observable changes in price recorded for the three and nine months ended September 30, 2025 and 2024, respectively, related to the Company's other equity investments. These investments are included in Other Assets in the Condensed Consolidated Balance Sheets and amounted to $250,000 as of September 30, 2025 and December 31, 2024.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2025. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,484	$7,408
Due after one year through five years	26,686	25,721
Due after five years through ten years	14,030	12,443
Due after ten years	9,591	7,330
Securities with contractual maturities	57,791	52,902
Asset-backed securities	19,264	19,298
Mortgage-backed securities	22,805	18,928
Commercial mortgage-backed securities	1,249	1,196
Collateralized mortgage obligations	2,520	2,252
Total debt securities	$103,629	$94,576

At September 30, 2025 and December 31, 2024, the Insurance Company Subsidiaries had $8.5 million and $8.3 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At September 30, 2025 and December 31, 2024, the Company had $103.4 million and $108.4 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. At September 30, 2025, approximately $102.7 million of the trust account balances are for collateral of gross loss reserves of the fronted business on the security guard and installation industries and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the unearned premiums run off to zero and loss reserves are paid on these programs, the remaining trust balances will be released and available for general use. It is expected to take approximately seven years for a large majority of the balances to be released with approximately 50% being released in the next few years.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,160	$—	$5,160	$—
State and local government	17,652	—	17,652	—
Corporate debt	30,090	—	30,090	—
Asset-backed securities	19,298	—	19,298	—
Mortgage-backed securities	18,928	—	18,928	—
Commercial mortgage-backed securities	1,196	—	1,196	—
Collateralized mortgage obligations	2,252	—	2,252	—
Total debt securities	94,576	—	94,576	—
Equity Securities	319	99	220	—
Short-term investments	54,914	54,914	—	—
Total marketable investments measured at fair value	$149,809	$55,013	$94,796	$—

Investments measured at NAV:
Investments in limited partnerships	1,023
Total investments measured at fair value	$150,832

Contingent considerations from CIS Sale	6,320	—	—	6,320
Total assets measured at fair value	$157,152

Liabilities:
Funds-withheld obligation	21,297	—	21,297	—
Total Liabilities fair value measure	$21,297	$—	$21,297	$—

	December 31, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,502	$—	$4,502	$—
State and local government	18,123	—	18,123	—
Corporate debt	30,640	—	30,640	—
Asset-backed securities	28,433	—	28,433	—
Mortgage-backed securities	19,665	—	19,665	—
Commercial mortgage-backed securities	1,831	—	1,831	—
Collateralized mortgage obligations	2,471	—	2,471	—
Total debt securities	105,665	—	105,665	—
Equity securities	311	91	220	—
Short-term investments	21,151	21,151	—	—
Total marketable investments measured at fair value	$127,127	$21,242	$105,885	$—

Investments measured at NAV:
Investments in limited partnerships	1,292
Total investments measured at fair value	128,419

Contingent considerations from CIS Sale	8,070	—	—	8,070
Total assets measured at fair value	$136,489

Liabilities:
Funds-withheld obligation	25,733	—	25,733	—
Total Liabilities fair value measure	$25,733	$—	$25,733	$—

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 37% and 17% of the fair value of the total marketable investments measured at fair value as of September 30, 2025 and December 31, 2024, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 63% and 83% of the fair value of the total marketable investments measured at fair value as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025, the Company had an asset for its contingent consideration related to the CIS Sale. The fair value measurement of the contingent considerations asset was determined using Level 3 inputs. At the time of the fair value analysis, the third contingent payment, equaling $10.0 million, is expected to be paid by September 2026, but is still subject to uncertainty. The Company determined the fair value of the third contingent payment to be $6.3 million, as of September 30,

2025. The fair value was calculated based on the average of 20,000 simulations of a Monte Carlo analysis performed using Geometric Brownian Motion. Key assumptions in the analysis included the following as of September 30, 2025:

Contingent Consideration

Discount rate	11.8%
Gross revenue risk adjustment	3.0%
Gross revenue volatility	15.0%
Weighted average risk-free rate	3.7%
Weighted average cost of capital	11.0%

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

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. The tables below show a roll forward of Level 3 assets and liabilities held at fair value during the three and nine months ended September 30, 2025 (dollars in thousands):

	Balance as of June 30, 2025	Additions into Level 3	Subtractions out of Level 3	Change in Fair Value	Balance as of September 30, 2025
Contingent considerations	$7,820	$—	$—	$(1,500)	$6,320
Total recurring Level 3 assets	$7,820	$—	$—	$(1,500)	$6,320

	Balance as of January 1, 2025	Additions into Level 3	Subtractions out of Level 3	Change in Fair Value	Balance as of September 30, 2025
Contingent considerations	$8,070	$—	$(9,785)	$8,035	$6,320
Total recurring Level 3 assets	$8,070	$—	$(9,785)	$8,035	$6,320

Fair Value of Financial Instruments Not Measured at Fair Value on the Condensed Consolidated Balance Sheets

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2025 was approximately $12.1 million and $8.8 million, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2024 was approximately $11.9 million and $10.8 million, respectively.

As of September 30, 2025, the Company has a Level 3 liability for its mandatorily redeemable preferred stock that was issued during the first quarter of 2025. The fair value measurement of the mandatorily redeemable preferred stock was determined using a trinomial lattice. This model was selected in consideration of the Company's optional redemption rights. The carrying value and estimated fair value of our the mandatorily redeemable preferred stock as of September 30, 2025 was approximately $6.1 million and $6.0 million, respectively.

4. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended September 30, 2025 and 2024. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$3,338	$6,658	$6,380	$6,405

Deferred policy acquisition costs	1,549	3,181	3,471	9,985
Amortization of policy acquisition costs	(1,895)	(3,249)	(6,859)	(9,800)
Net change	(346)	(68)	(3,388)	185

Balance at end of period	$2,992	$6,590	$2,992	$6,590

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gross reserves - beginning of period	$164,644	$174,786	$189,285	$174,612
Less: reinsurance recoverables on unpaid losses	(77,892)	(74,358)	(84,490)	(70,807)
Net reserves - beginning of period	86,752	100,428	104,795	103,805
Add: incurred losses and LAE, net of reinsurance:
Current period	3,530	7,284	18,675	30,747
Prior period	2,859	7,868	3,552	10,206
Total net incurred losses and LAE	6,389	15,152	22,227	40,953
Deduct: loss and LAE payments, net of reinsurance:
Current period	4,572	8,481	12,229	18,549
Prior period	10,400	12,054	36,624	31,164
Total net loss and LAE payments	14,972	20,535	48,853	49,713
Net reserves - end of period	78,169	95,045	78,169	95,045
Plus: reinsurance recoverables on unpaid losses	76,161	65,860	76,161	65,860
Gross reserves - end of period	$154,330	$160,905	$154,330	$160,905

Net losses and LAE decreased by $8.8 million, or 57.8%, to $6.4 million during the third quarter of 2025, compared to $15.2 million for the same period in 2024. The $3.8 million decrease in current accident year losses during the third quarter of 2025, compared to the same period in 2024, was mostly due to a significant reduction in net earned premiums as commercial lines business is in runoff and we focus on the specialty homeowners business.

6. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.

Effective June 1, 2025, the Company was party to a new quota share reinsurance agreement wherein it cedes 50% of written premiums, and unearned premiums as of the effective date, on substantially all of its homeowners business. This agreement generated $4.1 million of ceded written premiums for the quarter. The agreement allows for a 36.2% ceding commission, which is subject to adjustment based on the performance of the underlying business.

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

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement. The LPT provides adverse reserve development coverage of up to $20.0 million for accident years 2019 and prior. As of September 30, 2025, the Company ceded an aggregate of $18.4 million of losses to the LPT, leaving $1.6 million of coverage. As of December 31, 2024, the Company ceded an aggregate of $14.0 million of losses to the LPT, leaving $6.0 million of coverage.

As of September 30, 2025, the Condensed Consolidated Balance Sheets included $3.7 million and $9.0 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively. As of December 31, 2024, the Consolidated Balance Sheets included $3.4 million and $10.6 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Written premiums:
Direct	$14,642	$14,779	$51,894	$58,078
Assumed	—	307	—	292
Ceded	(9,215)	(3,912)	(34,244)	(18,558)
Net written premiums	$5,427	$11,174	$17,650	$39,812

Earned premiums:
Direct	$17,015	$21,247	$49,617	$70,281
Assumed	—	2,031	—	16,610
Ceded	(10,194)	(8,677)	(22,917)	(38,737)
Net earned premiums	$6,821	$14,601	$26,700	$48,154

Losses and LAE:
Direct	$16,956	$15,577	$33,764	$46,409
Assumed	(1,825)	6,303	9,460	17,288
Ceded	(8,742)	(6,728)	(20,997)	(22,744)
Net Losses and LAE	$6,389	$15,152	$22,227	$40,953

7. Debt

The Company has $16.9 million of senior unsecured notes (the "notes") outstanding as of September 30, 2025. TIC owns $4.0 million of the $16.9 million notes. The $4.0 million is eliminated upon consolidation.

On August 30, 2024, the Company paid off all of its $9.3 million of outstanding senior secured notes with the proceeds from the CIS Sale. The Company incurred a $753,000 call premium from the paydown of the senior secured notes. The Company amortized through interest expense $771,000 of debt issuance costs related to the paydown of the senior secured notes.

A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of September 30, 2025			As of December 31, 2024
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$12,887	$764	$12,123	$12,887	$955	$11,932

Senior Unsecured Notes

The Company has $16.9 million of notes outstanding as of September 30, 2025. The notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the notes, in whole or in part, at face value at any time after September 30, 2025.

Financial Debt Covenants

The Company was not subject to any restrictive financial debt covenants as of September 30, 2025, as a result of its paydown of the senior secured notes on August 30, 2024.

Scheduled Principal Payments

The scheduled principal payment of the Company's debt as of September 30, 2025 is $16.9 million due on September 30, 2028, of which $4.0 million will be paid to TIC.

Funds-Withheld Obligation

Included in Funds held under reinsurance agreements in the Condensed Consolidated Balance Sheets are $21.3 million and $25.8 million as of September 30, 2025, and December 31, 2024, respectively, of a funds-withheld obligation relating to one reinsurance agreement which is accounted for as an embedded derivative. Changes to the funds-withheld obligation due to fair value changes of the underlying asset portfolio are included in Operating and other expenses on the Condensed Consolidated Statements of Operation. The change in the fair value of the underlying asset portfolio was $332,000 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $958,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

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

The Series B Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, who were both at such time members of the Board of Directors of the Company. The Company used the proceeds for working capital and general corporate purposes. The Series B Preferred Shares may be redeemed early at the Company's option at a price equal to the Series B face value. Each share of the Series B Preferred Stock entitles the Holder to 3,000 votes on each matter properly submitted to the Company's shareholders for their vote, however the aggregate voting power of all outstanding shares of the Series B Preferred Stock shall not exceed 19.99% of the aggregate voting power of all voting securities.

The Series B Preferred Stock requires quarterly dividend payments at a rate equal to the prime rate of Waterford Bank, N.A. plus 600 basis points, or 12.0%, whichever is higher. As of September 30, 2025, this equated to an annualized rate of 13.5%. The Company recorded $253,000 and $594,000 of interest expense for the three and nine months ended September 30, 2025, respectively, related to the dividends from the Series B Preferred Stock.

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

The total liability recorded for the Preferred Stock was $5.5 million. The Preferred Stock liability will be accreted to its maximum redemption value over the term maturing on December 31, 2026, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments to the interest expense. The Series B Preferred Stock accreted by $243,000 and $552,000 for the three and nine months ended September 30, 2025, respectively.

The value of the Warrants increased book value through additional paid-in capital by $0.16 per share. Over time, as the preferred stock liability increases to $7.5 million face value, the $0.16 per share of book value will decrease through retained earnings.

The scheduled principal payment of the Company's Series B Preferred Stock is $7.5 million due on December 31, 2026.

9. Shareholders' Equity

Series A Preferred Stock

On August 30, 2024, the Company redeemed all $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000, and recorded the premium as additional dividends paid on the Series A Preferred Stock. The redemption premium reduced the Company's net income allocable to common shareholders.

The Series A Preferred Stock was originally issued on December 20, 2023, through a private placement of 1,000 shares priced at $6,000 per share that would have matured on June 30, 2026. The Series A Preferred Stock was sold to the Purchaser. The Series A Preferred Stock shareholders had no voting rights and optional redemption was only in the control of the Company.

As of September 30, 2025 and December 31, 2024, the Company had no issued or outstanding shares of the Series A Preferred Stock, respectively.

Common Stock

As of September 30, 2025 and December 31, 2024, the Company had 12,222,881 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$(3,970)	$(6,886)	$(1,397)	$(9,044)
Net income (loss) from discontinued operations	—	60,176	—	58,773
Net income (loss)	(3,970)	53,290	(1,397)	49,729
Series A Preferred Stock dividends	—	502	—	817
Net income (loss) allocable to common shareholders	$(3,970)	$52,788	$(1,397)	$48,912

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$(0.32)	$(0.60)	$(0.11)	$(0.81)
Net income (loss) from discontinued operations	$-	$4.92	$-	$4.81
Net income (loss) allocable to common shareholders	$(0.32)	$4.32	$(0.11)	$4.00

Weighted average common shares outstanding, basic and diluted	12,222,881	12,222,881	12,222,881	12,222,881

* There were no unvested restricted stock units as of September 30, 2025. The 106,000 of non-vested shares of stock options and 4,000,000 of recently issued warrants were anti-dilutive as of September 30, 2025. The 10,000 of unvested restricted stock units were anti-dilutive as of September 30, 2024. The 159,000 of non-vested shares of stock options were anti-dilutive as of September 30, 2024. Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended September 30, 2025 and 2024.

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

The Company recorded $14,000 and $(8,000) of compensation expense for the three months ended September 30, 2025 and 2024, respectively, related to the Company's stock options granted. The Company recorded $44,000 and $62,000 of compensation expense for the nine months ended September 30, 2025 and 2024. There were 106,000 options outstanding and unvested as of September 30, 2025, which will generate an estimated future expense of $73,000.

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

Payment of Contingent Considerations

As of September 30, 2025, the Company recorded $6.3 million of contingent consideration receivable to reflect the fair value of potential additional contingent consideration related to the CIS Sale. The timing of such payment is contingent on the performance of CIS which is subject to variables outside of our control. We have until June 30, 2027 to earn the remaining contingent consideration.

At the time of the CIS Sale, the Company entered into a bonus agreement with three of its employees that conveyed with the transaction. Under the agreement the Company would pay a bonus once the third payment of the contingent consideration was received. The total bonus is $1.46 million. As the occurrence of the third contingent consideration payment is now deemed probable, we accrued $922,000 of bonus expense for the nine months ended September 30, 2025. The amount of the accrual was 63% of the total bonus which is consistent with the pro rata amount of the fair value of the contingent consideration of $6.3 million, as compared to the full amount of the third contingent consideration payment of $10.0 million.

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. The Company markets, distributes and sells its insurance products through the managing general agency, CIS. All of the Company’s insurance activities are conducted in the U.S. with a concentration of activity in Texas. In mid-2024, the Company exited the Oklahoma business. As part of the strategic shift described earlier, the Company has also significantly reduced its writings in commercial lines. For the nine months ended September 30, 2025 and 2024, gross written premiums attributable to Texas were 77.6% and 45.9%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable operating segment (dollars in thousands):

Three months ended September 30, 2025	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$3,483	$11,159	$14,642	$—	$14,642

Net written premiums	$495	$4,932	$5,427	$—	$5,427

Net earned premiums	$771	$6,050	$6,821	$—	$6,821
Other income	—	—	—	40	40
Segment revenue	771	6,050	6,821	40	6,861

Losses and LAE, net	3,244	3,145	6,389	—	6,389
Policy acquisition costs	253	1,642	1,895	—	1,895
Operating expenses	367	978	1,345	146	1,491
Segment expenses	3,864	5,765	9,629	146	9,775

Segment gain (loss)	$(3,093)	$285	$(2,808)	$(106)	$(2,914)
Net investment income				1,301	1,301
Net realized investment gains (losses)				4	4
Change in fair value of equity securities				13	13
Change in fair value of contingent considerations				(1,500)	(1,500)
Interest expense				(874)	(874)
Income (loss) from continuing operations before income taxes	$(3,093)	$285	$(2,808)	$(1,162)	$(3,970)

Three months ended September 30, 2024	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$4,018	$11,068	$15,086	$—	$15,086

Net written premiums	$1,481	$9,693	$11,174	$—	$11,174

Net earned premiums	$6,428	$8,173	$14,601	$—	$14,601
Other income	—	—	—	61	61
Segment revenue	6,428	8,173	14,601	61	14,662

Losses and LAE, net	10,798	4,354	15,152	—	15,152
Policy acquisition costs	929	2,320	3,249	—	3,249
Operating expenses	939	1,555	2,494	1,100	3,594
Segment expenses	12,666	8,229	20,895	1,100	21,995

Segment gain (loss)	$(6,238)	$(56)	$(6,294)	$(1,039)	$(7,333)
Net investment income				1,391	1,391
Net realized investment gains (losses)				(7)	(7)
Change in fair value of equity securities				(29)	(29)
Interest expense				(2,275)	(2,275)
Income (loss) from continuing operations before income taxes	$(6,238)	$(56)	$(6,294)	$(1,959)	$(8,253)

Nine months ended September 30, 2025	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$8,720	$43,174	$51,894	$—	$51,894

Net written premiums	$(1,541)	$19,191	$17,650	$—	$17,650

Net earned premiums	$2,570	$24,130	$26,700	$—	$26,700
Other income	—	—	—	115	115
Segment revenue	2,570	24,130	26,700	115	26,815

Losses and LAE, net	5,761	16,466	22,227	—	22,227
Policy acquisition costs	(100)	6,959	6,859	—	6,859
Operating expenses	1,251	5,381	6,632	2,088	8,720
Segment expenses	6,912	28,806	35,718	2,088	37,806

Segment gain (loss)	$(4,342)	$(4,676)	$(9,018)	$(1,973)	$(10,991)
Net investment income				3,888	3,888
Net realized investment gains (losses)				(21)	(21)
Change in fair value of equity securities				(244)	(244)
Change in fair value of contingent consideration				8,250	8,250
Interest expense				(2,279)	(2,279)
Income (loss) from continuing operations before income taxes	$(4,342)	$(4,676)	$(9,018)	$7,621	$(1,397)

Nine months ended September 30, 2024	Commercial Lines	Personal Lines	Total Underwriting	Corporate	Total

Gross written premiums	$23,562	$34,808	$58,370	$—	$58,370

Net written premiums	$14,053	$25,759	$39,812	$—	$39,812

Net earned premiums	$23,906	$24,248	$48,154	$—	$48,154
Other income	69	48	117	170	287
Segment revenue	23,975	24,296	48,271	170	48,441

Losses and LAE, net	24,470	16,483	40,953	—	40,953
Policy acquisition costs	3,231	6,569	9,800	—	9,800
Operating expenses	3,737	3,452	7,189	1,477	8,666
Segment expenses	31,438	26,504	57,942	1,477	59,419

Segment gain (loss)	$(7,463)	$(2,208)	$(9,671)	$(1,307)	$(10,978)
Net investment income				4,411	4,411
Net realized investment gains (losses)				(125)	(125)
Change in fair value of equity securities				(182)	(182)
Interest expense				(4,021)	(4,021)
Income (loss) from continuing operations before income taxes	$(7,463)	$(2,208)	$(9,671)	$(1,224)	$(10,895)

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2025 and 2024

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

The CIS Sale has had and will continue to have a significant negative impact on revenues for the Company going forward. With the previously mentioned strategic shift away from underwriting revenues, the Company was relying on the growth of commission revenue to replace the lost revenue from underwriting. Now that the Wholesale Agency segment has been sold, the Company will need to rely entirely on underwriting revenues. These revenues have continued to decline in the past year. For example, gross written premiums were $51.9 million for the nine months ended September 30, 2025, compared to $58.4 million for the nine months ended September 30, 2024.

In connection with the CIS Sale, 68 of the Company’s 77 employees were transferred to the Buyer, including Nicholas Petcoff, the Company’s then Chief Executive Officer, as well as all of the underwriting, claims and IT teams, and a portion of the finance staff and other operating staff. As part of the completion of the CIS Sale, Mr. Petcoff resigned from his role as Chief Executive Officer and as a director on August 30, 2024. Concurrently, Brian Roney, President of the Company, was appointed as the Company’s new Chief Executive Officer. The Company entered into a transition services agreement with the buyer to allow both parties to share resources for a certain period of time, generally less than twelve months, in order to effectuate an orderly separation of the internal systems and operations. The net cost to the Company was $104,000 in 2024 and $118,000 for the nine months ended September 30, 2025. The transition services agreement is substantially complete.

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

The contingent consideration payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of August 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and received in December 2024. The second contingent payment was earned and received during the second quarter of 2025. The third contingent payment, equaling $10.0 million, is expected to be paid by September 2026, but is still subject to uncertainty. The Company determined the fair value of the third contingent payment to be $6.3 million, as of September 30, 2025. As fair value estimates change over time, subsequent measurement adjustments will be reflected in income or loss in the period of change. See Note 3 ~ Fair Value Measurements for further details.

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

Other Impacts of Recent Developments

With the completion of the disposal of the agency business, we have just two agency relationships with CIS and SSU. CIS has control over almost all of our commercial lines premium volume and has removed all of the remaining commercial lines business to other insurers. SSU has control of our remaining homeowners book of business and could move that business to other insurers as well. This greatly amplifies our concentration of risk relative to our marketing and distribution network. Refer to the Company's 2024 Annual Report on Form 10-K, filed on March 28, 2025 for further details on the Company's structure.

Our staff is now only twelve people. We are relying heavily upon the CIS and SSU teams to handle underwriting, claims, and information technology services. Much of this is managed either through program administration agreements with CIS and SSU or a claims administration agreement with CIS. The policy management system was conveyed with CIS, which we can continue to use for our existing business, but may not be available for any new programs we may consider. CIS and SSU also handle all billing and collections. We no longer have the capacity to operate a direct bill process.

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

A.M. Best and Kroll

On March 25, 2024, Kroll downgraded the financial strength ratings of TIC and WPIC. Kroll had given TIC an insurance financial strength rating of BB- with a negative outlook. Kroll had given WPIC an insurance financial strength rating of B with a negative outlook. A BB- and a B rating indicates that the insurer's financial condition is low quality. Concurrently, the Company withdrew its participation in the rating process, and is no longer rated by Kroll.

On March 14, 2024, A.M. Best downgraded the financial strength ratings of TIC and WPIC to C. A rating of C means A.M. Best considers both companies to have a "weak" ability to meet ongoing financial obligations. Concurrently, the Company withdrew its participation in the rating process, and is no longer rated by A.M. Best.

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia. As of September 30, 2025, we offer insurance products primarily in Texas, Illinois and Indiana, for homeowners lines and Nevada and Michigan for other lines. However, we expect the Nevada and Michigan business to go into run-off in the near term.

Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income.

Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions, and other underwriting and administrative expenses. Historically, we have organized our operations in three insurance businesses: commercial insurance lines, personal lines, and agency business prior to the CIS Sale. Together, the commercial and personal lines refer to “underwriting” operations that take insurance risk, and the agency business refers to non-risk insurance business.

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

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Executive Overview

The Company reported $14.6 million of gross written premiums in the third quarter of 2025, representing a 2.9% decrease as compared to the same period in 2024. Our personal lines gross written premiums increased by $91,000, or 0.8%, to $11.2 million in the third quarter of 2025, compared to $11.1 million for the same period in 2024. Commercial lines gross written premiums decreased by $535,000, or 13.3%, to $3.5 million in the third quarter of 2025, compared to $4.0 million for the same period in 2024.

The Company reported a net loss from continuing operations of $4.0 million, or $0.32 per share for the three months ended September 30, 2025, compared to a net loss from continuing operations of $6.9 million, or $0.60 per share for the same period in 2024.

The Company reported a net loss from continuing operations of $1.4 million, or $0.11 per share for the nine months ended September 30, 2025, compared to a net loss from continuing operations of $9.0 million, or $0.81 per share for the same period in 2024.

The Company reported a net loss allocable to common shareholders of $4.0 million, or $0.32 per share for the three months ended September 30, 2025, compared to net income allocable to common shareholders of $52.8 million, or $4.32 per share for the same period in 2024.

The Company reported a net loss allocable to common shareholders of $1.4 million, or $0.11 per share for the nine months ended September 30, 2025, compared to net income allocable to common shareholders of $48.9 million, or $4.00 per share for the same period in 2024.

Adjusted operating income or loss per share is a non-GAAP measure that represents net income or loss excluding net realized investment gains or losses, change in fair value of equity securities, change in fair value of contingent considerations, change in contingent consideration bonus expense and net income or loss from discontinued operations. Adjusted operating loss was $2.7 million, or $0.22 per share for the three months ended September 30, 2025, compared to an adjusted operating loss of $6.9 million, or $0.56 per share for the same period in 2024.

Adjusted operating loss was $8.5 million, or $0.69 per share for the nine months ended September 30, 2025, compared to an adjusted operating loss of $8.7 million or $0.71 per share for the same period in 2024.

Our underwriting combined ratio was 141.2% and 143.1% for the three months ended September 30, 2025 and 2024, respectively.

Our underwriting combined ratio was 133.6% and 120.0% for the nine months ended September 30, 2025 and 2024, respectively.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Gross written premiums	$14,642	$15,086	$(444)	(2.9%)

Net written premiums	$5,427	$11,174	$(5,747)	(51.4%)

Net earned premiums	$6,821	$14,601	$(7,780)	(53.3)%
Other income	40	61	(21)	(34.4%)
Losses and loss adjustment expenses, net	6,389	15,152	(8,763)	(57.8)%
Policy acquisition costs	1,895	3,249	(1,354)	(41.7)%
Operating expenses	1,491	3,594	(2,103)	(58.5)%
Underwriting gain (loss)	(2,914)	(7,333)	4,419	(60.3)%
Net investment income	1,301	1,391	(90)	(6.5)%
Net realized investment gains (losses)	4	(7)	11	*
Change in fair value of equity securities	13	(29)	42	*
Change in fair value of contingent considerations	(1,500)	—	(1,500)	*
Interest expense	874	2,275	(1,401)	(61.6)%
Income (loss) from continuing operations before income taxes	(3,970)	(8,253)	4,283	(51.9)%
Income tax expense (benefit)	—	(1,367)	1,367	*
Net income (loss) from continuing operations	(3,970)	(6,886)	2,916	(42.3)%
Net income from discontinued operations	—	60,176	(60,176)	*
Net income (loss)	$(3,970)	$53,290	$(57,260)	*

Book value per common share outstanding	$2.07	$4.01

Underwriting Ratios:
Loss ratio (1)	93.7%	103.8%
Expense ratio (2)	47.5%	39.3%
Combined ratio (3)	141.2%	143.1%

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

Our premiums are presented below for the three months ended September 30, 2025 and 2024 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Gross written premiums
Commercial lines	$3,483	$4,018	$(535)	(13.3)%
Personal lines	11,159	11,068	91	0.8%
Total	$14,642	$15,086	$(444)	(2.9)%

Net written premiums
Commercial lines	$495	$1,481	$(986)	(66.6)%
Personal lines	4,932	9,693	(4,761)	(49.1)%
Total	$5,427	$11,174	$(5,747)	(51.4)%

Net earned premiums
Commercial lines	$771	$6,428	$(5,657)	(88.0)%
Personal lines	6,050	8,173	(2,123)	(26.0)%
Total	$6,821	$14,601	$(7,780)	(53.3)%

* Percentage change is not meaningful.

Gross written premiums decreased $444,000, or 2.9%, to $14.6 million for the three months ended September 30, 2025, as compared to $15.1 million for the same period in 2024.

Commercial lines gross written premiums decreased $535,000, or 13.3%, to $3.5 million in the third quarter of 2025, as compared to $4.0 million for the third quarter of 2024. As of September 1, 2024, we no longer write any hospitality or small business commercial lines business. These lines are in run-off, and earned a small amount of premium during the third quarter of 2025. We currently do not expect to write a significant amount of other commercial lines in the near term.

Personal lines gross written premiums increased $91,000, or 0.8%, to $11.2 million in the third quarter of 2025, as compared to $11.1 million for the same period in 2024. The increase was due to the organic growth in the low-value dwelling book of business in Texas, which grew by $312,000 in the third quarter of 2025, compared to the same period in 2024. This increase was offset by our exit in Oklahoma homeowners business. We plan to continue to write the Texas homeowners programs but we do not expect continued growth to be significant.

Net written premiums decreased $5.7 million, or 51.4%, to $5.4 million for the three months ended September 30, 2025, as compared to $11.2 million for the same period in 2024. The decline in net written premiums during the quarter was primarily due to the $4.1 million of premiums ceded under a new 50% quota share agreement for our homeowners book of business effective June 1, 2025. At inception, we also ceded 50% of the homeowners unearned premiums. In addition, there was continued reduction of the commercial lines business as it is substantially all in run-off.

Net earned premiums decreased $7.8 million, or 53.3%, to $6.8 million for the three months ended September 30, 2025, as compared to $14.6 million for the same period in 2024. This decrease was consistent with the decrease in net written premiums for during the quarter.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended September 30, 2025 and 2024 (dollars in thousands):

Three months ended September 30, 2025	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$654	$2,876	$3,530
Net (favorable) adverse development	2,590	269	2,859
Calendar year net losses and LAE	$3,244	$3,145	$6,389

Accident year loss ratio	84.7%	47.5%	51.8%
Net (favorable) adverse development	335.7%	4.4%	41.9%
Calendar year loss ratio	420.4%	51.9%	93.7%

Three months ended September 30, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$2,870	$4,414	$7,284
Net (favorable) adverse development	7,928	(60)	7,868
Calendar year net losses and LAE	$10,798	$4,354	$15,152

Accident year loss ratio	44.6%	54.0%	49.9%
Net (favorable) adverse development	123.4%	(0.7)%	53.9%
Calendar year loss ratio	168.0%	53.3%	103.8%

Net losses and LAE decreased by $8.8 million, or 57.8%, to $6.4 million during the third quarter of 2025, compared to $15.2 million for the same period in 2024. The $3.8 million decrease in current accident year losses during the third quarter of 2025, compared to the same period in 2024, was mostly due to a significant reduction in net earned premiums as commercial lines business is in runoff and we focus on the specialty homeowners business.

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

The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2025	2024
Commercial Lines
Policy acquisition costs	32.8%	14.5%
Operating expenses	47.6%	14.6%
Total	80.4%	29.1%
Personal Lines
Policy acquisition costs	27.1%	28.4%
Operating expenses	16.2%	19.0%
Total	43.3%	47.4%
Total Underwriting
Policy acquisition costs	27.8%	22.2%
Operating expenses	19.7%	17.1%
Total	47.5%	39.3%

Our expense ratio increased by 8.2% during the third quarter of 2025, to 47.5%, compared to 39.3% for the same period in 2024.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes and underwriting reports. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income increased by 5.6% during the third quarter of 2025 to 27.8%, compared to 22.2% during the same period in 2024. The increase was primarily related to the increased commission rates under new producer agreements concurrent with the sale of CIS and SSU. SSU, which is producing substantially all go-forward business, now manages the policy issuance, premium collections and systems of the homeowners book of business.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 2.6% during the third quarter of 2025 to 19.7%, compared to 17.1% for the same period in 2024. The increase in the ratio was mostly due to significantly lower net earned premiums, while legacy operational costs related to the run-off books of business still exist. Such legacy costs are expected to reduce over the next year.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended September 30, 2025 and 2024 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended September 30,
	2025	2024	$ Change
Commercial Lines	$(3,093)	$(6,238)	$3,145
Personal Lines	285	(56)	341
Total Underwriting	(2,808)	(6,294)	3,486
Corporate	(106)	(1,039)	933
Total segment gain (loss)	$(2,914)	$(7,333)	$4,419

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Gross written premiums	$51,894	$58,370	$(6,476)	(11.1)%

Net written premiums	$17,650	$39,812	$(22,162)	(55.7)%

Net earned premiums	$26,700	$48,154	$(21,454)	(44.6)%
Other income	115	287	(172)	(59.9)%
Losses and loss adjustment expenses, net	22,227	40,953	(18,726)	(45.7)%
Policy acquisition costs	6,859	9,800	(2,941)	(30.0)%
Operating expenses	8,720	8,666	54	0.6%
Underwriting gain (loss)	(10,991)	(10,978)	(13)	(0.1)%
Net investment income	3,888	4,411	(523)	(11.9)%
Net realized investment gains (losses)	(21)	(125)	104	(83.2)%
Change in fair value of equity securities	(244)	(182)	(62)	34.1%
Change in fair value of contingent considerations	8,250	—	8,250	*
Interest expense	2,279	4,021	(1,742)	(43.3)%
Income (loss) from continuing operations before income taxes	(1,397)	(10,895)	9,498	(87.2)%
Income tax expense (benefit)	—	(1,851)	1,851	*
Net income (loss) from continuing operations	(1,397)	(9,044)	7,647	(84.6)%
Net income from discontinued operations	—	58,773	(58,773)	*
Net income (loss)	$(1,397)	$49,729	$(51,126)

Book value per common share outstanding	$2.07	$4.01

Underwriting Ratios:
Loss ratio (1)	83.2%	84.8%
Expense ratio (2)	50.5%	35.2%
Combined ratio (3)	133.7%	120.0%
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

Our premiums are presented below for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Gross written premiums
Commercial lines	$8,720	$23,562	$(14,842)	(63.0)%
Personal lines	43,174	34,808	8,366	24.0%
Total	$51,894	$58,370	$(6,476)	(11.1)%
Net written premiums
Commercial lines	$(1,541)	$14,053	$(15,594)	*
Personal lines	19,191	25,759	(6,568)	(25.5)%
Total	$17,650	$39,812	$(22,162)	(55.7)%
Net earned premiums
Commercial lines	$2,570	$23,906	$(21,336)	(89.2)%
Personal lines	24,130	24,248	(118)	(0.5)%
Total	$26,700	$48,154	$(21,454)	(44.6)%

* Percentage change is not meaningful.

Gross written premiums decreased $6.5 million, or 11.1%, to $51.9 million for the nine months ended September 30, 2025, as compared to $58.4 million for the same period in 2024.

Commercial lines gross written premiums decreased $14.8 million, or 63.0%, to $8.7 million for the nine months ended September 30, 2025, as compared to $23.6 million for the same period in 2024. As of September 1, 2024, we no longer write any hospitality or small business commercial lines business. These lines are in run-off, and earned a small amount of premium during the first nine months of 2025. We currently do not expect to write a significant amount of other commercial lines in the near term.

Personal lines gross written premiums increased $8.4 million, or 24.0%, to $43.2 million for the nine months ended September 30, 2025, as compared to $34.8 million for the same period in 2024. The increase was due to the organic growth in the low-value dwelling book of business in Texas and in the Midwest which, combined, grew by $14.4 million in the first nine months of 2025, compared to the same period in 2024. This increase was offset by our exit in Oklahoma homeowners business. We plan to continue to write the Midwest and Texas homeowners programs but we do not expect continued growth to be significant.

Net written premiums decreased $22.2 million, or 55.7%, to $17.7 million for the nine months ended September 30, 2025, as compared to $39.8 million for the same period in 2024. Net written premiums declined, in part due to the run-off of most of the commercial lines business. In addition, we entered into a new 50% quota share agreement for the homeowners business, inclusive of the unearned premium, as of June 1, 2025, which significantly reduced the personal lines net written premium, even though there was substantial gross written premium growth.

Net earned premiums decreased by $21.5 million, or 44.6%, to $26.7 million for the nine months ended September 30, 2025, as compared to $48.2 million for the same period in 2024. This decrease was consistent with the decrease in net written premiums for during the quarter.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

Nine months ended September 30, 2025	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$3,666	$15,009	$18,675
Net (favorable) adverse development	2,095	1,457	3,552
Calendar year net losses and LAE	$5,761	$16,466	$22,227

Accident year loss ratio	142.6%	62.2%	69.9%
Net (favorable) adverse development	81.5%	6.0%	13.3%
Calendar year loss ratio	224.1%	68.2%	83.2%

Nine months ended September 30, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$14,442	$16,305	$30,747
Net (favorable) adverse development	10,028	178	10,206
Calendar year net losses and LAE	$24,470	$16,483	$40,953

Accident year loss ratio	60.2%	67.2%	63.7%
Net (favorable) adverse development	41.9%	0.6%	21.1%
Calendar year loss ratio	102.1%	67.8%	84.8%

Net losses and LAE decreased by $18.7 million, or 45.7%, to $22.2 million during the nine months ended September 30, 2025, compared to $41.0 million for the same period in 2024. The decrease was mostly attributable to a $12.1 million decrease in current accident year losses due to a significant reduction in net earned premiums as shown above. The decrease in current accident year losses was further added to by a $6.7 million decrease in adverse development on prior-year loss reserves.

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

The table below provides the expense ratio by major component.

	Nine months ended September 30,
	2025	2024
Commercial Lines
Policy acquisition costs	(3.9)%	13.5%
Operating expenses	48.7%	15.6%
Total	44.8%	29.1%
Personal Lines
Policy acquisition costs	28.8%	27.0%
Operating expenses	22.3%	14.2%
Total	51.1%	41.2%
Total Underwriting
Policy acquisition costs	25.7%	20.3%
Operating expenses	24.8%	14.9%
Total	50.5%	35.2%

Our expense ratio increased by 15.3% for the nine months ended September 30, 2025, to 50.5%, compared to 35.2% for the same period in 2024.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes and underwriting reports. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income increased by 5.4% for the nine months ended September 30, 2025, to 25.7%, compared to 20.3% during the same period in 2024. The increase was primarily related to the increased commission rates under new producer agreements concurrent with the sale of CIS and SSU. SSU, which is producing substantially all go-forward business, now manages the policy issuance, premium collections and systems of the homeowners book of business.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 9.9% during the nine months ended September 30, 2025 to 24.8%, compared to 14.9% for the same period in 2024. The increase in the ratio was mostly due to significantly lower net earned premiums, while legacy operational costs related to the run-off books of business still exist. Such legacy costs are expected to reduce over the next year.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

Segment Gain (Loss)

	Nine months ended September 30,
	2025	2024	$ Change
Commercial Lines	$(4,342)	$(7,463)	$3,121
Personal Lines	(4,676)	(2,208)	(2,468)
Total Underwriting	(9,018)	(9,671)	653
Corporate	(1,973)	(1,307)	(666)
Total segment gain (loss)	$(10,991)	$(10,978)	$(13)

Liquidity and Capital Resources

Sources and Uses of Funds

At September 30, 2025, the Company had $62.3 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our holding company's ability to service debt and mandatorily redeemable preferred stock, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the nine months ended September 30, 2025 and 2024. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term.

Due to significant losses in 2023 and 2024, much of which is attributable to strengthening reserves on the commercial liability lines of business (which are now all in run-off), our Insurance Company Subsidiaries lack sufficient capital to continue to underwrite the volume of business they have historically written. In particular, there was significant additional adverse development in TIC in the fourth quarter of 2024. This resulted in the need for PHI to contribute an additional $16.0 million into TIC in late 2024 and early 2025 in order for TIC to remain above the Regulatory Action Level of the Risk Based Capital (“RBC”). Even with these contributions, TIC fell within the Company Action Level with an RBC ratio of 156% and was required to submit a plan of remediation to its domiciliary regulator.

As an effort to support TIC and WPIC during 2024 and year-to-date 2025, the Parent Company received no intercompany service fees from the Insurance Company Subsidiaries and has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

To help support TIC’s RBC remediation plan, PHI contributed an additional $6.5 million to TIC in June 2025. TIC’s estimated RBC as of September 30, 2025, is now approximately 261%. As part of the plan to keep TIC’s RBC ratio above 200% in the near term, TIC is not expected to pay PHI any intercompany service fees for the duration of 2025 but is expected to resume such fees in 2026. TIC also entered into a quota share agreement with its homeowners book of business in June 2025 as a method of increasing the RBC ratio. It may take additional contributions to TIC to fully remediate TIC’s RBC position by December 31, 2025.

TIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2024. WPIC no longer writes any business and TIC’s writings are significantly constrained by its diminished capital position.

If we do not remediate the regulatory deficiency the insurance regulator could suspend or terminate TIC’s authority to write business. Also, A.M. Best and Kroll downgraded the financial strength ratings of both companies and we terminated the rating relationship in early 2024. Therefore, neither company is currently rated by a nationally recognized statistical rating organization which can negatively impact their ability to market to policyholders. These circumstances could jeopardize the ability of the Company to generate insurance underwriting revenues.

PHI had $894,000 of cash as of September 30, 2025. PHI is required to make quarterly interest payments on its public debt of $412,000 and quarterly dividend payments of approximately $253,000, depending on changing interest rates, on its mandatorily redeemable preferred stock. PHI is also currently bearing much of the operating costs of the organization because no management fee is being paid by either insurance company during 2025. Absent any other action, PHI will require additional liquidity to continue its operations over the next twelve months. PHI’s cash obligations are expected to be funded with bridge loan financing from current investors, cash on hand, the expected receipt of a $10.0 million third earnout payment by September 2026 and the potential sale of available assets and additional short-term financing available from existing investors. PHI has received a letter of support from its largest shareholder confirming its commitment and ability to provide financial support to the Company to support the necessary liquidity for a year and a day from the date of the financial statements. Management believes its plans provide the Company the ability to meet its obligations as they become due over the next twelve months.

The book value per share reflected in our financial statements, which have been prepared in accordance with GAAP, may not represent the amount that shareholders would receive if the Company were liquidated or sold.

The book value per share is calculated based on the historical cost of our assets, less accumulated depreciation and liabilities. This value does not account for the current market conditions, potential future earnings or expenses, or the fair market value of our assets (except the investment portfolio which is state at market value) and liabilities. As a result, the book value per share may differ significantly from the actual proceeds that could be realized in a liquidation or sale.

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

In February and March of 2025, the Company issued $7.5 million of its newly designated Series B Preferred Stock. The Company intends to use the proceeds for working capital and general corporate purposes. With the recent capital raise, anticipated go-forward revenues, the Company receiving its second $10.0 million earnout, the possibility of receiving the third $10.0 million earnout during 2026 and the potential for further asset sales, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

Cash Flows

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2025 was $18.7 million, compared to $12.7 million of cash used in operating activities for the same period in 2024. The $6.0 million increase in cash used in operating activities was primarily due a $6.9 million decrease in net premiums collected plus a $9.1 million increase in net losses paid during the first nine months of 2025, compared to the same period in 2024. This was partially offset by a $6.3 million decrease in compensation expense paid.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2025 was $9.0 million, compared to $50.5 million of cash provided by investing activities for the same period in 2024. The $59.5 million increase in cash used by investing activities was driven by a $97.9 million increase in purchases of investments during the first nine months of 2025, compared to the same period in 2024. Additionally, the Company received $0 in proceeds from the CIS Sale during the first nine months of 2025, compared to $43.0 million for the same period in 2024. These amounts were offset by a $65.1 million increase in proceeds from the sale of investments during the first nine months of 2025, compared to the same period in 2024. These amounts were further offset by the Company receiving $10.0 million from a contingent consideration from the CIS Sale during the first nine months of 2025, compared to $0 for the same period in 2024.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2025 was $7.5 million compared to $16.6 million of cash used in financing activities for the same period in 2024. The $24.1 million increase in cash provided by financing activities was attributed to the $5.6 million of Series B Preferred Stock issued and the $1.9 million of stock warrants issued from the Series B Preferred Stock during the first nine months of 2025. The Company paid off $9.8 million of its long-term debt during the first nine months of 2024. The Company also paid off $6.0 million of its Series A Preferred Stock during the first nine months of 2024.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $51.3 million and $41.1 million at September 30, 2025 and December 31, 2024, respectively.

Non-GAAP Financial Measures

Adjusted Operating Income and Adjusted Operating Income Per Share

Adjusted operating income or loss and adjusted operating income or loss per share are non-GAAP measures that represent net income or loss excluding net realized investment gains (losses), change in fair value of equity securities, change in fair value of contingent considerations, change in contingent consideration bonus expense and net income (loss) from discontinued operations. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income allocable to common shareholders and net income allocable to common shareholders per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income allocable to common shareholders or net income allocable to common shareholders per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income (loss) to adjusted operating income (loss) (dollars in thousands), as well as net income (loss) allocable to common shareholders per share to adjusted operating income (loss) per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(3,970)	$53,290	$(1,397)	$49,729
Less:
Net realized investment gains (losses)	4	(7)	(21)	(125)
Change in fair value of equity securities	13	(29)	(244)	(182)
Change in fair value of contingent considerations	(1,500)	—	8,250	—
Change in contingent consideration bonus expense *	219	—	(922)	—
Net income (loss) from discontinued operations	—	60,176	—	58,773
Impact of income tax expense (benefit) from adjustments **	—	—	—	—
Adjusted operating income (loss)	$(2,706)	$(6,850)	$(8,460)	$(8,737)

Weighted average common shares diluted	12,222,881	12,222,881	12,222,881	12,222,881
Diluted income (loss) per common share:
Net income (loss)	$(0.32)	$4.36	$(0.11)	$4.07
Less:
Net realized investment gains (losses)	—	—	—	(0.01)
Change in fair value of equity securities	—	—	(0.02)	(0.02)
Change in fair value of contingent considerations	(0.12)	—	0.67	—
Change in contingent consideration bonus expense *	0.02	—	(0.07)	—
Net income (loss) from discontinued operations	—	4.92	—	4.81
Impact of income tax expense (benefit) from adjustments **	—	—	—	—
Adjusted operating income (loss) per share	$(0.22)	$(0.56)	$(0.69)	$(0.71)

* See Note 12 ~ Commitments and Contingencies for further information about the contingent consideration bonus expense.

** The Company has recorded a full valuation allowance against its deferred tax assets as of September 30, 2025 and September 30, 2024, respectively. As a result, there were no taxable impacts to adjusted operating income from the adjustments to net income (loss) in the table above after taking into account the use of NOLs and the change in the valuation allowance.

We use adjusted operating income or loss and adjusted operating income or loss per share to assess our performance and to evaluate the results of our overall business. We believe these measures provide investors with valuable information relating to our ongoing performance that may be obscured by the net effect of realized gains and losses as a result of our market risk sensitive instruments, which primarily relate to debt securities that are available for sale and not held for trading purposes. The change in fair value of equity securities and realized gains and losses may vary significantly between periods and are generally driven by external economic developments, such as capital market conditions. Accordingly, adjusted operating income excludes the effect of items that tend to be highly variable from period to period and highlights the results from our ongoing business operations and the underlying results of our business. We believe that it is useful for investors to evaluate adjusted operating income and adjusted operating income per share, along with net income and net income per share, when reviewing and evaluating our performance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2025. Based on such evaluations, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 12 ~ Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2025, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 28, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Presurance securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

PRESURANCE HOLDINGS, INC.

By:	/s/ Harold J. Meloche
Harold J. Meloche
Chief Financial Officer,
Principal Financial Officer,
Principal Accounting Officer

Dated: November 12, 2025