Form 10-K
period 2025-12-31
Presurance Holdings, Inc.
filed 2026-03-27
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

(248) 509-9202

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 30, 2025 was approximately $5.4 million, based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

The number of outstanding shares of the registrant’s common stock, no par value, as of March 27, 2026, was 26,222,881.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Form 10-K

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

Presurance Holdings, Inc. (Nasdaq: PRHI) is a Michigan‑domiciled insurance holding company formed in 2009. Our principal executive offices are located at 3001 West Big Beaver Road, Suite 319, Troy, MI 48084: telephone number: (248) 509-9202. Our corporate website address is www.prehld.com.

As used in this Form 10-K, references to “Presurance,” “Presurance Holdings,” “the Company,” “our Company,” “we,” “us,” and “our” refer to Presurance Holdings, Inc., a Michigan corporation, and its wholly owned subsidiaries Triassic Insurance Company (“TIC”), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company (“RCIC”), VSRM, Inc. ("VSRM") and Conifer Insurance Services ("CIS"), until August 30, 2024. TIC, WPIC and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis Presurance Holdings, Inc. is referred to as the "Parent Company." VSRM owned a 50% non-controlling interest in Sycamore Specialty Underwriters, LLC ("SSU" or "Affiliate") until August 30, 2024, when VSRM sold its interest in SSU.

Recent Developments

Rights Offering

On February 27, 2026, the Company issued $14.0 million of common stock through a backstopped rights offering for 14,000,000 shares of common stock priced at $1.00 per share. A portion of the proceeds were used to redeem all of the $7.5 million of the Company's outstanding Series B Preferred Stock, described below. The remaining proceeds will be used for working capital and general corporate purposes.

Backstop Agreement

On February 3, 2026, The Company entered into a Backstop Agreement with Clarkston Companies, Inc., pursuant to which Clarkston Companies, Inc. agreed to purchase all unsubscribed shares of common stock to be issued under the rights offering at a price of $1.00 per share (the “Backstop Commitment”). In satisfaction of the Backstop Commitment, Clarkston and its assignee (the “Backstop Purchasers”) paid an aggregate purchase price of approximately $2.2 million in cash together with the offset of proceeds of the repurchase and redemption of the Series B Preferred Stock described below and the

Company issued 9,715,360 shares of common stock to the Backstop Purchasers. The gross cash proceeds received by the Company from the Backstop Commitment were approximately $2.2 million. All shares issued to the Backstop Purchasers in satisfaction of the Backstop Commitment were issued in a transaction pursuant to Section 4(a)(2) of the Securities Act of 1933.

Redemption of Series B Preferred Stock

The Company redeemed all of the $7.5 million of Series B Preferred Stock in February 2026.

Nasdaq Minimum Bid Price Compliance

On March 3, 2026, the Company received a letter (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that because the closing bid price of the Company’s common stock was below $1.00 per share for the prior 30 consecutive business days, the Company is not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from March 3, 2026, or until August 31, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time before August 31, 2026, the closing bid price of the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (which number of days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

The Notice also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by August 31, 2026, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

The Company intends to continue actively monitoring the closing bid price for the Company’s Common Stock between now and August 31, 2026, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. In June 2025, our shareholders approved an amendment to our articles of incorporation to effect a reverse stock split at a ratio between 1-for-2 and 1-for-12. Our board of directors has authority to select an exchange ratio within the approved range at any time prior to June 3, 2026. The Company’s board of directors intends to effect the reverse stock split only if it determines the reverse stock split to be in the best interests of our shareholders. Such a reverse stock split would likely put us in compliance with the Minimum Bid Price Requirement.

If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

Premium Revenue Reductions

In January 2024, the Company began to reduce premium revenues from underwriting operations due to a lack of adequate statutory capital and surplus in its Insurance Company Subsidiaries. The Company ceased writing almost all commercial lines premiums by August 30, 2024. The Company wrote minimal premiums from commercial lines in 2025, and has no current plans to re-establish commercial lines premium volumes in the near future. The Company expects to continue to directly write the Midwest and Texas homeowners business going forward, however, the Company is subject to significant concentration of risk because all of the homeowners business is produced by one agency, SSU, and we no longer have any ownership interest or control over where SSU places its business. To provide ongoing capital support for the Insurance Company Subsidiaries, the Company sold its agency operations on August 30, 2024.

Sale and Disposal of Agency Business

On August 30, 2024, the Company completed the sale of all of the issued and outstanding membership interests of CIS to BSU Leaf Holdings LLC, a Delaware limited liability company (the "Buyer"), pursuant to the Interest Purchase Agreement, dated as of August 30, 2024 (the "CIS Agreement"), by and among the Company, Buyer and Buyer's parent (the "CIS Sale"). CIS comprised the Company’s managing general agency (“MGA”) business and was the legal entity used to implement the strategic shift to non risk-bearing revenue from an underwriting-based model as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. CIS also represented almost all of the wholesale agency segment. CIS and the related wholesale agency segment are now reported as discontinued operations in 2024. The Company sold CIS in order to generate liquidity to pay down debt and provide capital to the Insurance Company Subsidiaries.

The CIS Sale has and will continue to have a significant negative impact on revenues for the Company going forward. With the strategic shift away from underwriting revenues, as discussed in previous filings, the Company was relying on the growth of commission revenue to replace the lost revenue from underwriting. Now that the wholesale agency segment has been sold, the Company will need to rely entirely on underwriting revenues. These revenues have reduced significantly in the past year. For example, gross written premiums were $59.8 million for the year ended December 31, 2025, compared to $72.1 million for the year ended December 31, 2024.

In connection with the CIS Sale, 68 of the Company’s 77 employees were transferred to the Buyer, including Nicholas Petcoff, the Company’s then current Chief Executive Officer, as well as all of the underwriting, claims and IT teams, and a portion of the finance staff and other operating staff. As part of the completion of the CIS Sale, Mr. Petcoff resigned from his role as Chief Executive Officer and as a director on August 30, 2024. Concurrently, Brian Roney, President of the Company, was appointed as the Company’s new Chief Executive Officer. The Company entered into a transition services agreement with the buyer to allow both parties to share resources for a certain period of time in order to effectuate an orderly separation of the internal systems and operations. The Company incurred $145,000 and $104,000 of expense for the years ended December 31, 2025 and 2024, respectively, related to the transition services agreement.

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

The contingent consideration payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of September 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and was reported at a fair value of $4.9 million. The full $5.0 million contingent payment was received by the Company in December 2024, with the change in fair value being reflected in Change in fair value of contingent considerations in the Consolidated Statements of Operations. The second contingent payment was earned and paid during the second quarter of 2025, with the change in fair value being reflected in Change in fair value of contingent considerations in the Consolidated Statement of Operations.

The third contingent payment, equaling $10.0 million, is expected to be earned and paid by September 2026, but is still subject to uncertainty. The Company determined the fair value of the third contingent payments to be $4.3 million as of

December 31, 2025. As fair value estimate of the third contingent payment changes over time, subsequent measurement adjustments will be reflected in income or loss in the period of change. See Note 4 ~ Fair Value Measurements for further details.

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

On August 30, 2024, the Company completed the sale of its 50% ownership interest in SSU to an entity owned by Andrew Petcoff. Pursuant to the Membership Interest Purchase Agreement, dated as of August 30, 2024 (the “SSU Agreement”) among Sycamore Financial Group, LLC, Andrew Petcoff (the buyers) and VSRM Insurance Agency, Inc. (the seller), the aggregate purchase price was $6.5 million, with $3.0 million paid in cash to the Company at the time of the closing and the remaining $3.5 million was paid to the Company during the fourth quarter of 2024. A gain of $6.5 million was recognized on the sale of SSU.

As part of the sale, the Company entered into a new program administration agreement with SSU, which requires SSU to provide underwriting and systems support to the homeowners programs that they produce. Separately, the Company entered into a claims administration agreement with CIS, now owned by BSU Leaf Holdings LLC., to handle all homeowners claims going forward.

Other Impacts of Recent Developments

With the completion of the disposal of the agency business, we have just two agency relationships; with CIS and SSU. CIS has control over almost all of our historical commercial lines premium volume. The Company no longer writes any commercial lines business and has terminated its agency appointment with CIS effective December 31, 2025. SSU has control of our remaining homeowners book of business and could move that business to another insurer or insurers. This is a significantly different structure from when we filed our 2023 Annual Report on Form 10-K, on April 1, 2024 with the U. S. Securities and Exchange Commission. We no longer directly “market and sell our insurance products through a network of over 4,400 independent agents that distribute our policies through approximately 950 sales offices” as stated in that filing. Those relationships are now owned by unrelated third parties (CIS and SSU). This greatly amplifies our concentration of risk relative to our marketing and distribution network.

Our staff is now only twelve people. We are relying heavily upon the CIS and SSU teams to handle underwriting, claims, and information technology services. Much of this is managed either through program administration agreements with CIS and SSU or a claims administration agreement with CIS. The policy management system also conveyed with CIS, which we can continue to use for our existing business, but may not be available for any new programs we may consider. CIS and SSU also handle all billing and collections. We no longer have the internal capacity to operate a direct bill process.

Redemption of Series A Preferred Stock and payoff of Senior Secured Debt

On August 30, 2024, with a portion of the proceeds from the sale of CIS, the Company paid off all of its outstanding $9.3 million privately placed 12.5% Senior Secured Notes, and redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000 from the Series A Preferred Stock, and recorded the premium as additional dividends paid on the Series A Preferred Stock. See Note 8 ~ Debt and Note 12 ~ Shareholders' Equity of the Notes to the Consolidated Financial Statements for further details.

Insurance Company Subsidiaries Capital Constraints

As a result of multiple years of underwriting losses, mainly from the legacy commercial lines of business, the Insurance Company Subsidiaries capital and surplus has diminished over the years. In addition, there was $12.3 million and $29.9 million of adverse development in TIC during 2025 and 2024, respectively. This resulted in the need for PHI to contribute a combined $16.0 million to TIC during the fourth quarter of 2024 and the first quarter of 2025. PHI also contributed $6.5 million of cash to TIC in June 2025. PHI contributed all of its $7.6 million ownership interest in WPIC to TIC effective December 31, 2025, as further support to TIC's capital and surplus. Additionally, PHI contributed $3.0 million of cash to TIC in February 2026 which was included in TIC's reported statutory capital and surplus as of December 31, 2025. Even with these contributions, TIC fell within the Company Action Level of the Risk Based Capital ("RBC") with an RBC ratio of 236% and 156% as of December 31, 2025 and 2024, respectively, and is required to submit an updated plan of remediation to its domiciliary regulator.

To fund these additional contributions, PHI initially raised $7.5 million from the issuance of the Series B Preferred Stock in the first quarter of 2025. PHI also utilized proceeds from the second $10.0 million earnout from the CIS Sale, which were received in the second quarter of 2025. PHI raised $8.0 million from the issuance of the Series C Preferred Stock in December 2025. In February 2026, PHI completed a backstopped rights offering for $14.0 million which utilized a portion of the proceeds to redeem the $7.5 million Series B Preferred Stock and contribute the $3.0 million of cash to TIC from PHI in February 2026. To further support capital, PHI did not charge any services fees to the Insurance Company Subsidiaries during 2024 or 2025. WPIC no longer writes any business and TIC’s writings are significantly constrained by its diminished capital position.

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty personal insurance lines of business. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, including the District of Columbia. As of December 31, 2025, we offer only homeowners insurance products in Texas, Illinois and Indiana.

Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income. Prior to the sale of CIS we also generated other income mainly from installment fees and policy issuance fees related to the policies we wrote. Our revenues generated from the Company's MGA, CIS, are disclosed in discontinued operations in 2024. Following the CIS Sale, we no longer generate commission income or related installment and policy issuance fees.

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

Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Texas, Illinois and Indiana.

Through our commercial insurance lines, we historically offered coverage for both commercial property and commercial liability. We also offered coverage for commercial automobiles and workers’ compensation. Our insurance policies were sold to targeted small and mid-sized businesses on a single or multiple-coverage basis. Effective December 31, 2025, the Company no longer writes any commercial lines business.

We write business on both an admitted and excess and surplus lines (“E&S”) basis. As of December 31, 2025, approximately 94.6% of our gross written premiums were E&S, and approximately 5.4% were admitted. Insurance companies writing on an admitted basis are licensed by the states in which they sell policies and are required to offer policies using premium rates and forms that are typically filed with and approved by the state insurance regulators. Carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market (admitted) companies, allowing them the flexibility to change the coverage offered and the rate charged without the time constraints and financial costs associated with the filing and approval process subject to admitted business. Our corporate structure allows us to offer both admitted and E&S products in select markets through TIC. WPIC no longer writes any business.

Our MGA, CIS, operated through our wholesale agency segment. Through CIS, we historically offered commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers. As mentioned above, following the CIS Sale, we no longer are operating this business and its historical results are included in discontinued operations.

Geographic Diversity and Mix of Business

We have ceased writing all commercial lines of business as of December 31, 2025. We have shifted our focus to only low-value dwelling and homeowners lines of business. The Company's written premiums in states other than Illinois, Indiana and Texas relates to the commercial lines business, which is in run off.

The following tables summarize our gross written premiums by segment and state for the years indicated therein (dollars in thousands):

	Gross Written Premium by Segment
	2025	%	2024	%
Commercial	$8,712	15%	$26,686	37%
Personal	51,128	85%	45,367	63%
Total	$59,840	100%	$72,053	100%

	Gross Written Premiums by State
	2025	%	2024	%
Texas	$47,592	79.5%	$36,450	50.6%
Nevada	9,018	15.1%	3,017	4.2%
Indiana	1,810	3.0%	2,558	3.5%
Illinois	1,609	2.7%	1,628	2.3%
All Other States	(189)	(0.3)%	28,400	39.4%
Total	$59,840	100.0%	$72,053	100.0%

The Presurance Approach

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
•
Proactive claims handling. We employ a proactive claims handling philosophy that utilizes third-party experienced claim services teams to manage and supervise our claims from inception until resolution. We pay what we owe, contest what we don't, and make sound judgment for those claims that fall in between. Our proactive handling of claims reinforces our relationships with our customers and agents by demonstrating our willingness to defend our insureds aggressively and help them mitigate losses.
•
Proven management team. Our senior management team has an average of over 30 years of experience in the insurance industry.
•
Ability to leverage technology to drive efficiency. We utilize a web‑based information technology system that creates greater organizational efficiency in our company. Leveraging the infrastructure of programmers and support staff of third‑party vendors allows us to focus on capital management and profitability.

Marketing and Distribution

We sell all homeowners insurance through an independent MGA, SSU. The commercial lines previously written through CIS are no longer being written as of December 31, 2025. We seek to maintain favorable relationships with our select group of agents. Our distribution philosophy is to treat our agents as partners, and we provide them with competitive products, personal service and attractive commissions.

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

Underwriting

We employ product managers to review our position relative to our competition, create better segmentation of pricing and originate premium rate changes as appropriate. Consistent with industry practice, we grant our personal lines MGA binding authority within our specific guidelines. We employ our internal actuary and other specialists to evaluate the MGA’s business performance and consider pricing adequacy, concentration of risk, and other underwriting factors that could result in modifications to the book of business.

Claims

We believe that effective claims management is vitally important to our success, allowing us to effectively pay valid claims, while vigorously defending those claims that lack merit. With our oversight, we employ a third party claims service which consists of experienced claims professionals located in Michigan, Florida, Oklahoma, California, Pennsylvania and Texas. Our daily oversight ensures we can quickly assess claims, improve communication with our policyholders and claimants and better control our claims management costs.

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

Loss Reserve Development

The following table presents the development of our loss and loss adjustment expense ("LAE") reserves from 2015 through 2025, net of reinsurance recoverables (dollars in thousands).

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024 (1)	2025 (1)
Net liability for losses and loss expenses	$30,017	$47,993	$67,830	$63,122	$84,667	$87,052	$98,741	$82,888	$103,805	104,795	$82,353
Liability re-estimated as of:
One year later	40,239	57,452	71,186	79,351	100,261	106,482	123,668	100,698	132,005	118,769
Two years later	52,321	60,453	87,536	94,786	118,116	129,665	144,116	131,931	142,161
Three years later	58,251	69,833	95,367	108,022	137,327	143,307	162,887	140,662
Four years later	62,185	74,381	102,335	117,607	146,027	151,941	169,192
Five years later	64,547	76,860	106,705	122,597	151,055	153,330
Six years later	66,072	79,622	109,865	126,201	153,694
Seven years later	66,883	80,235	110,881	129,232
Eight years later	67,020	81,030	111,711
Nine years later	67,627	81,518
Ten years later	67,704
Net cumulative redundancy (deficiency)	$(37,687)	$(33,525)	$(43,881)	$(66,110)	$(69,027)	$(66,278)	$(70,451)	$(57,774)	$(38,356)	$(13,974)	—

Cumulative amount of net liability paid as of:
One year later	$20,200	$29,533	$44,521	$29,520	$40,244	$39,187	$51,129	$57,963	$52,897	$52,585
Two years later	35,972	56,962	62,369	57,864	70,478	79,965	95,765	100,828	97,400
Three years later	50,676	61,168	77,409	78,861	103,770	114,622	126,529	134,948
Four years later	58,317	66,556	87,587	100,377	128,772	132,192	147,478
Five years later	61,349	70,945	99,544	114,346	139,954	143,799
Six years later	63,814	76,563	106,535	120,758	147,785
Seven years later	65,654	78,821	108,484	124,932
Eight years later	66,238	79,509	109,328
Nine years later	66,596	80,241
Ten years later	66,810

Gross liability-end of year	35,422	54,651	87,896	92,807	107,246	111,270	139,085	165,539	174,612	189,285	146,262
Reinsurance recoverable on unpaid losses	5,405	6,658	20,066	29,685	22,579	24,218	40,344	82,651	70,807	84,490	63,909
Net liability-end of year	30,017	47,993	67,830	63,122	84,667	87,052	98,741	82,888	103,805	104,795	82,353

Gross liability re-estimated - latest	53,145	85,711	116,736	181,906	186,185	181,376	202,561	223,823	239,112	207,305
Reinsurance recoverable on unpaid losses re-estimated - latest	(14,559)	4,193	5,025	52,674	32,491	28,046	33,369	83,161	96,951	88,536
Net liability re-estimated - latest	67,704	81,518	111,711	129,232	153,694	153,330	169,192	140,662	142,161	118,769
Gross cumulative redundancy (deficiency)	$(17,723)	$(31,060)	$(28,840)	$(89,099)	$(78,939)	$(70,106)	$(63,476)	$(58,284)	$(64,500)	$(18,020)

(1)
The 2025 and 2024 column includes $3.4 million and $10.6 million of reinsurance recoverables on unpaid losses from the loss portfolio transfer (“LPT”), respectively. All of the years before 2022 do not reflect any reinsurance recoverables from the LPT.

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

Various State and Federal Regulations

Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. In addition, for some classes of insureds, individual state insurance departments may prevent premium rates from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance. In some cases, if permitted by applicable regulations, these adverse effects on profitability can be minimized through repricing of coverages or limitations or cessation of the affected business.

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

Membership in Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities

Most states require admitted property and casualty insurers to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. The Company's assessments from insolvency funds were minimal for the years ended December 31, 2025 and 2024.

Our Insurance Company Subsidiaries are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Among the pools participated in are those established in certain states to provide windstorm and other similar types of property coverage. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company’s relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that reinsurance treaties do not cover these assessments, they may have an adverse effect on the Company. For the years ended December 31, 2025 and 2024, total assessments paid to all such facilities were minimal.

Restrictions on Dividends and Risk-Based Capital

For information on Restrictions on Dividends and Risk-Based Capital that affect us please refer to Note 11 ~ Statutory Financial Data, Risk-Based Capital and Dividend Restrictions of the Notes to the Consolidated Financial Statements and the Regulatory and Rating Issues section within Item 7 ~ Management’s Discussion and Analysis.

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

Employees

At December 31, 2025, we had twelve full-time employees. Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.

Available Information

We maintain an internet website at http://www.prehld.com, where we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Statements of Beneficial Ownership (Forms 3, 4, and 5), and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. In addition, the SEC maintains an Internet site that contains reports, proxy statements, and other information that we file at www.sec.gov. Information found on our website or any other website is not part of this annual report on Form 10-K or any other report we file with, or furnish to the SEC.

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

Adjusted operating income (loss), per share

Adjusted operating income (loss) per share is a non-GAAP measure. Adjusted operating income (loss) on a per share represents the net income (loss) allocable to common shareholders excluding net realized investment gains (losses) per share, change in fair value of equity securities per share, other gains (losses) and net income from discontinued operations.

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

Insurance companies’ financial condition and results of operations depend upon their ability to accurately assess the potential losses and loss adjustment expenses under the terms of the insurance policies they underwrite. Reserves and related estimates of reinsurance recoverables on reserves do not represent an exact calculation of the respective liability and related asset. Rather, reserves and reinsurance recoverables on reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability and related asset may be greater or less than the current estimate. Our ultimate reinsurance recoverable may be greater or less than the current estimate. In the insurance industry, there is always the risk that reserves may prove inadequate as it is possible for insurance companies to underestimate the cost of claims. There has been considerable adverse development reported by the Company in recent years.

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
•
Anticipated reinsurance recoverables on reserves could be negatively impacted by contractual limits of coverage. For example, the loss portfolio transfer which covers the potential for future adverse development on commercial lines for accident years prior to 2020, has a $20.0 million limit. We have currently utilized $16.5 million of that limit. Due to the insolvency of the reinsurer, we do not expect any additional recoveries from the loss portfolio transfer;
•
When we enter new lines of business, or encounter new theories of claims liability, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated; and

•
Estimation of IBNR losses is a complex process which involves a considerable degree of judgment and expertise, which adds to the overall difficulty of estimating loss reserves.

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

In addition, we no longer write any commercial lines business effective December 31, 2025. Our current plan is to only write homeowners’ insurance going forward, and we will be relying entirely on just one agent for that premium channel. CIS and SSU have the full independent right to move their business to other insurers. They are not obligated to sell or promote our products and may sell or promote competitors’ insurance products in addition to our products.

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

We no longer have non risk-bearing agency revenue and must rely almost entirely on insurance premium revenue generated from our Insurance Company Subsidiaries.

With the sale of CIS, our only significant source of revenues are from earned premiums in our Insurance Company Subsidiaries. This is at a time when we are significantly restricted by the amount of premiums we can write due to a lack of sufficient regulatory capital in our Insurance Company Subsidiaries (see Legal and Regulatory Risks). Our Insurance Company Subsidiaries are no longer rated by A.M. Best or Kroll (see Rating Agency Risks) which may impact their ability to sustain premium volume. With limited options for generating other revenue, there is a risk that insufficient premium volume will have an adverse impact on underwriting profits and our financial condition and results of operations could be materially and adversely affected.

We are now relying entirely on agency billed premiums which subjects us to their credit risk.

As of December 31, 2025, all of the business that we write is produced by agents who handle all of the billings and collections. Accordingly, all of our premiums are first collected directly by the agents and forwarded to our Insurance Company Subsidiaries. In certain jurisdictions, when the insured pays its policy premium to these agents for payment on behalf of our Insurance Company Subsidiaries, the premiums might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premiums from that agent. Consequently, we assume a degree of credit risk associated with agents. There may be instances where agents collect premiums but do not remit them to us and we may be required to provide the coverage set forth in the policy despite the absence of premiums. If we are unable to collect premiums from agents, underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

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

On February 10, 2026, James Petcoff, a shareholder of the Company, filed a complaint against the Company, current and former directors of the Company, the Company’s Chief Executive Officer and Clarkston 91 West (“Clarkston 91”), which purchased preferred shares and warrants from the Company. The complaint alleges, among other things, breaches of fiduciary duties and Michigan law with respect to the sale by the Company of Series B Preferred Stock and Warrants to Clarkston 91 in February and March 2025 and the sale by the Company of Series C Preferred Stock to an affiliate of Clarkston 91 in December 2025. On March 10, 2026, Mr. Petcoff filed an amended complaint. The Company is reviewing the amended complaint and intends to vigorously defend the matter.

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

Moreover, regions in and around southeastern Texas commonly experience hurricanes and other extreme weather conditions. As a result, certain of our insureds are susceptible to physical damage from an active hurricane season or increased frequency of less severe storms. Adverse climate conditions could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. We have experienced and may in the future experience a considerable increase in our insurance claims due to property damages in storm-affected areas. Because of the risks set forth above, catastrophes or an increase in the frequency of less severe storm activity could materially and adversely affect our results of operations, financial position and/or liquidity. Further, we may not have sufficient resources to respond to claims arising from a high frequency of high-severity natural catastrophes and/or of man-made catastrophic events.

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

There is a final earnout from the CIS Sale that is a $4.3 million contingent consideration as of December 31, 2025, that we may not receive which would reduce anticipated future liquidity.

We have recorded an asset on our Consolidated Balance Sheet of $4.3 million which reflects the estimated fair value of the final contingent consideration we may receive if CIS meets certain revenue hurdles in the future. We cannot be certain that we will receive this payment. If we do not receive this payment, our assets and shareholders’ equity would be reduced by $4.3 million and it may impair our ability to pay down debt and meet other obligations.

Required capital needed to support our Insurance Company Subsidiaries could reduce anticipated future liquidity at the Parent Company which may affect our ability to continue as a going concern.

As a result of multiple years of underwriting losses, mainly from the legacy commercial lines of business, the Insurance Company Subsidiaries capital and surplus has diminished over the years. In addition, there was $12.3 million and $29.9 million of adverse development in TIC during 2025 and 2024, respectively. This resulted in the need for PHI to contribute a combined $16.0 million to TIC during the fourth quarter of 2024 and the first quarter of 2025. PHI also contributed $6.5 million of cash to TIC in June 2025. PHI contributed all of its $7.6 million ownership interest in WPIC to TIC effective December 31, 2025, as further support to TIC's capital and surplus. Additionally, PHI contributed $3.0 million of cash to TIC in February 2026 which was included in TIC's reported statutory capital and surplus as of December 31, 2025. Even with these contributions, TIC fell within the Company Action Level of the Risk Based Capital ("RBC") with an RBC ratio of

236% and 156% as of December 31, 2025 and 2024, respectively, and is required to submit an updated plan of remediation to its domiciliary regulator.

To fund these additional contributions, PHI initially raised $7.5 million from the issuance of the Series B Preferred Stock in the first quarter of 2025. PHI also utilized proceeds from the second $10.0 million earnout from the CIS Sale, which were received in the second quarter of 2025. PHI raised $8.0 million from the issuance of the Series C Preferred Stock in December 2025. In February 2026, PHI completed a backstopped rights offering for $14.0 million which utilized a portion of the proceeds to redeem the $7.5 million Series B Preferred Stock and contribute the $3.0 million of cash to TIC from PHI in February 2026. To further support capital, PHI did not charge any services fees to the Insurance Company Subsidiaries during 2024 or 2025. WPIC no longer writes any business and TIC’s writings are significantly constrained by its diminished capital position.

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

At maturity, the entire outstanding principal amount of our 9.75% senior unsecured notes due on September 30, 2028 (the “notes”) will become due and payable. We may not have sufficient funds or may be unable to arrange for additional financing to pay the repurchase price of the notes or the principal amount due at maturity. Any future borrowing arrangements or debt agreements to which we become a party may contain restrictions on or prohibitions against our redemption or repurchase of the notes. If we are prohibited from redeeming or repurchasing the notes, we could try to obtain the consent of lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance the borrowings, we will be unable to repurchase the notes. Such a failure would constitute an event of default under the Indenture, dated as of September 24, 2018, as amended and supplemented by a supplemental indenture (the “Indenture”), which could, in turn, constitute a default under the terms of our other indebtedness, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

Any debt service obligations and required dividends on our preferred stock will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.

As of December 31, 2025, the Company had $12.9 million of gross debt from the senior unsecured notes, after intercompany eliminations upon consolidation. See Note 8 ~ Debt for additional details. We are subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations. In addition, as of December 31, 2025, the Company had $8.0 million of liquidation preference of Series C Preferred Stock outstanding.

Our ability to make payments on our indebtedness and preferred stock is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt, pay dividends and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives which could cause significant disruption to our operations, including a requirement to immediately repay our indebtedness. The occurrence of any of these events would have severe adverse effects on our liquidity and financial flexibility.

Our ability to meet our obligations on our outstanding debt, including making principal and interest payments on the notes, may be limited by our holding company structure and regulatory constraints restricting dividends or other distributions by our Insurance Company Subsidiaries.

We are a holding company that transacts the majority of our business through our Insurance Company Subsidiaries and, as a result, our principal sources of funds are payments from our Insurance Company Subsidiaries, including intercompany service fees and dividends. Our ability to meet our obligations on our outstanding debt obligations, including making principal and interest payments on the notes and making dividend distributions on our preferred stock, depends on continuing to receive sufficient funds from our Insurance Company Subsidiaries. We have met our outstanding debt obligations primarily through intercompany service fees we receive. We may also use dividends from our Insurance Company Subsidiaries, however, insurance regulations limit such dividend payments. As a result, our ability to use dividends as a source of funds to meet our debt obligations and dividend distributions may be significantly limited. Any significant reduction in the intercompany service fees we receive, and any regulatory and other limitations on the payment of dividends to us by our Insurance Company Subsidiaries, may adversely affect our ability to pay interest on the notes as it comes due and the principal of the notes at their maturity.

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

As of December 31, 2025, TIC fell within the Company Action Level of the RBC formula. The domiciliary regulator requires that TIC maintain an RBC level above the Company Action Level. Management is required to submit an updated plan of remediation to its domiciliary regulator to show how TIC will get above the minimum level requirements. Management believes that with a combination of reduced writings and capital contributions made to TIC, TIC will be back in compliance by December 31, 2026. However, in the event there are losses in excess of expectations, it may take longer and more capital than expected to bring TIC back into full compliance. This could require an additional reduction in premium volume and adversely impact underwriting results, our liquidity and ability to repay debt or could result in the loss of proper regulatory authority to continue to sell insurance. If we are unable to gain compliance with the required RBC levels in the short-term, additional regulatory action could be taken which may have an adverse effect on our ability to run the business in normal course.

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

As a holding company which owns insurance companies domiciled in the United States, we and our admitted Insurance Company Subsidiaries are subject to extensive regulation, primarily by Michigan (the domiciliary state for TIC and WPIC) and to a lesser degree, the other jurisdictions in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non‑renewal of policies, changes in control, solvency and a variety of other financial and non‑financial aspects of our business. These laws and regulations are regularly re‑examined and any changes in these laws and regulations or new laws may be more restrictive, could make it more expensive to conduct business or otherwise adversely affect our operations. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could adversely affect our ability to achieve some or all of our business objectives.

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

As of December 31, 2025, TIC fell within the Company Action Level of the RBC formula. The domiciliary regulator requires that TIC maintain an RBC level above the Company Action Level. Management is required to submit an updated plan of remediation to its domiciliary regulator to show how TIC will get above the minimum level requirements. TIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2025. Management believes that, with a combination of the reduced writings and the capital contributions made to TIC, TIC will be back in compliance by December 31, 2026.

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

On March 25, 2024, Kroll downgraded the financial strength ratings of TIC and WPIC. Kroll has given TIC an insurance financial strength rating of BB- with a negative outlook. Kroll has given WPIC an insurance financial strength rating of B with a negative outlook. A BB- and a B rating indicates that the insurer’s financial condition is low quality. Concurrently, the Company withdrew its participation from the rating process, and shall be non-rated by Kroll going forward.

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

Clarkston Ventures, LLC and its affiliates have significant influence on all matters requiring shareholder approval because they beneficially own a large percentage of our common stock.

As of December 31, 2025, Clarkston Ventures, LLC and its affiliates (“Clarkston”) beneficially owned approximately 30.6% of the outstanding shares of our common stock and, together with its affiliates, held rights to vote 42.1% of our outstanding voting shares.

The current ownership position of Clarkston could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for shares of our common stock. The interests of Clarkston may significantly differ from the interests of our other shareholders and they may vote the common stock they beneficially own in ways with which our other shareholders disagree. Further, Jeffrey Hakala, a member of our Board of Directors, is the Chief Investment Officer of Clarkston.

We have never paid dividends on our common stock.

We currently intend to retain earnings, if any, to support our growth strategy. We do not anticipate paying dividends on our common stock in the foreseeable future.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

No prediction can be made as to the effect, if any, that future sales of our common stock, or the availability of our common stock for future sales, will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market and the availability of shares for future sale could adversely affect the prevailing market price of our common stock. This in turn could impair our future ability to raise capital through an offering of our equity securities.

Provisions in our articles of incorporation, our bylaws, and Michigan law could make it more difficult for a third party to acquire us, discourage a takeover, and adversely affect existing shareholders.

Our restated articles of incorporation, as amended (“Articles of Incorporation”), our amended and restated bylaws (“Bylaws”) and the Michigan Business Corporation Act (the “MBCA”) contain provisions that may have the effect of making more difficult, delaying or deterring attempts by others to obtain control of our Company, even when these attempts may be in the best interests of shareholders. These include provisions on our maintaining a classified Board of Directors and limiting the shareholders’ powers to remove directors or take action by written consent instead of at a shareholders’ meeting. Our Articles of Incorporation also authorize our Board of Directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. The MBCA also imposes conditions on certain business combination transactions with “interested shareholders.”

These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which shareholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

The Company is not currently in compliance with the continued listing requirements for Nasdaq. If the price of the Company’s common stock continues to trade below $1.00 per share for a sustained period or the Company does not meet other continued listing requirements, the common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for the common stock and reduce the Company’s ability to raise additional capital.

On March 3, 2026, the Company received a letter (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that because the closing bid price of the Company’s common stock was below $1.00 per share for the prior 30 consecutive business days, the Company is not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from March 3, 2026, or until August 31, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time before August 31, 2026, the closing bid price of the common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (which number of days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

We continue to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or we will otherwise be in compliance with other Nasdaq listing criteria. If we fail to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the Nasdaq Capital Market in the future and Nasdaq may delist our common stock.

Delisting from the Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by Nasdaq the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

In addition, if our common stock is delisted from the Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions).

In 2025, our shareholders approved a reverse stock split. If we seek to implement a reverse stock split to remain listed on the Nasdaq Capital Market, the announcement or implementation of a reverse stock split could significantly negatively affect the price of our common stock. In addition, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any bid price compliance periods under Rule 5810(c)(3)(A), and Nasdaq will instead require the issuance of a Staff delisting determination. The company could appeal the determination to a hearings panel, which could grant the company a 180-day exception to remain listed if it believes the company would be able to achieve and maintain compliance with the bid price requirement. Following the exception, the company would be subject to the procedures applicable to a company with recurring deficiencies.

We continue to actively monitor our performance with respect to the listing standards and are considering available options to resolve the deficiency and regain compliance with the Nasdaq rules. There can be no assurance that we will be able to regain compliance with any deficiency, or maintain compliance even if we implement an option that regains our compliance.

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

As of December 31, 2025, our executive officers, directors, 5% shareholders and their affiliates owned approximately 73.1% of our voting stock. Therefore, these shareholders have the ability to influence us through their ownership position. These shareholders may be able to significantly influence all matters requiring shareholder approval. For example, these shareholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our shareholders.

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

We may not be able to make payments on the notes.

We may be unable to pay the principal and interest on the notes which will substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on the notes, or if we otherwise fail to comply with the various covenants, including certain operating covenants, we could be in default under the terms of the agreements governing the notes. In the event of such default, the holders of the notes could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest.

There are limited financial covenants in the Indenture relating to our notes.

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

The notes are structurally subordinated to any future indebtedness and other liabilities of our Insurance Company Subsidiaries.

The notes are obligations exclusively of Presurance Holdings, Inc. and not of any of our Insurance Company Subsidiaries. None of our Insurance Company Subsidiaries is a guarantor of the notes and the notes are not guaranteed by any subsidiary we may acquire or create in the future. Any assets of our Insurance Company Subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the notes. The notes are structurally subordinated to all future indebtedness and other liabilities of any of our Insurance Company Subsidiaries and any subsidiary that we may in the future acquire or establish. Our Insurance Company Subsidiaries may incur substantial indebtedness in the future, all of which would be structurally senior to the notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Identifying, assessing and managing cybersecurity risks is an important component of Presurance's overall enterprise risk management program. As with the management of risks generally, given our holding company structure, the management of cybersecurity risks involves coordination between the Company and its consolidated subsidiaries.

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

ITEM 2. PROPERTIES

We lease office space in Troy, Michigan, where our principal executive office is located. We also lease an office in Miami, Florida. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, operating results or liquidity.

On February 10, 2026, James Petcoff, a shareholder of the Company, filed a complaint against the Company, current and former directors of the Company, the Company’s Chief Executive Officer and Clarkston 91 West (“Clarkston 91”), which purchased preferred shares and warrants from the Company. The complaint alleges, among other things, breaches of fiduciary duties and Michigan law with respect to the sale by the Company of Series B Preferred Stock and Warrants to Clarkston 91 in February and March 2025 and the sale by the Company of Series C Preferred Stock to an affiliate of Clarkston 91 in December 2025. On March 10, 2026, Mr. Petcoff filed an amended complaint. The Company is reviewing the amended complaint and intends to vigorously defend the matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shareholder Information Corporate Headquarters	Transfer Agent & Registrar
3001 W. Big Beaver Rd., Suite 319	Equiniti Trust Company, LLC
Troy, MI 48084	48 Wall Street
Phone: (248) 509-9202	New York, NY 10005

Corporate Counsel
Honigman, LLP
660 Woodward Avenue
2290 First National Building
Detroit, MI 48226-3506

Shareholder Relations and Form 10-K

A copy of our 2025 Annual Report and Form 10-K, as filed with the Securities and Exchange Commission, may be obtained upon written request to our Financial Reporting Department at our corporate headquarters at ir@prehld.com

Dividend Policy

Neither Michigan law nor our amended and restated articles of incorporation requires our Board to declare dividends on our common stock. Presurance Holdings, Inc. is a holding company that has no substantial revenues of its own, and relies primarily on intercompany service fees, cash dividends or distributions from its subsidiaries to pay operating expenses, service debts, and pay dividends to shareholders. The payment of dividends by the Insurance Company Subsidiaries is limited under the laws and regulations of their respective state of domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Any future determination to declare cash dividends on our common stock will be made at the discretion of the board of directors and will depend on the financial condition, results of operations, capital requirements, general business conditions and other factors that the Board may deem relevant. The Parent Company has not historically paid dividends and does not anticipate paying cash dividends on its common stock for the foreseeable future.

Shareholders of Record

Our common stock is traded on The Nasdaq Capital Market under the symbol "PRHI." As of March 27, 2026, there were 24 shareholders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Repurchases of Company's Stock

On December 5, 2018, the Company's Board authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company did not repurchase any shares of stock for the year ended December 31, 2025 related to the stock repurchase program.

Recent Sales of Unregistered Securities

On February 3, 2026, The Company entered into a Backstop Agreement with Clarkston Companies, Inc., pursuant to which Clarkston Companies, Inc. agreed to purchase all unsubscribed shares of common stock to be issued under the backstopped rights offering at a price of $1.00 per share (the “Backstop Commitment”). In satisfaction of the Backstop Commitment, Clarkston and its assignee (the “Backstop Purchasers”) paid an aggregate purchase price of approximately $2.2 million in cash together with the offset of proceeds of the repurchase and redemption of the Series B Preferred Stock described below and the Company issued 9,715,360 shares of common stock to the Backstop Purchasers. The gross cash proceeds received by the Company from the Backstop Commitment were approximately $2.2 million. All shares issued to the Backstop Purchasers in satisfaction of the Backstop Commitment were issued in a transaction pursuant to Section 4(a)(2) of the Securities Act of 1933.

On December 23, 2025, the Company issued a total of $8.0 million of its newly designated non-convertible mandatorily redeemable Series C Preferred Stock, no par value, through a private placement of 1,600 preferred shares priced at $5,000 per share that matures on April 2, 2027, to Clarkston Companies, Inc., an entity affiliated with Jeffrey Hakala, a member of the Board of Directors of the Company.

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

The Series B Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, who were both at such time members of the Board of Directors of the Company. The Company used the proceeds for working capital and general corporate purposes. The Company redeemed the Series B Preferred Stock in full in February 2026 in connection with its backstopped rights offering, as discussed above.

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

Recent Developments and Significant Transactions

Capital Raises

On February 27, 2026, the Company issued $14.0 million of common stock through a backstopped rights offering for 14,000,000 shares of common stock priced at $1.00 per share. A portion of the proceeds were used to redeem all of the $7.5 million of the Company's outstanding Series B Preferred Stock, described below. The remaining proceeds will be used for working capital and general corporate purposes.

On December 23, 2025, the Company issued a total of $8.0 million of its newly designated non-convertible mandatorily redeemable Series C Preferred Stock, no par value, through a private placement of 1,600 preferred shares priced at $5,000 per share that matures on April 2, 2027, to Clarkston Companies, Inc., an entity affiliated with Jeffrey Hakala, a member of the Board of Directors of the Company. The Series C Preferred Stock requires quarterly dividend payments at a dividend rate of 15.0% per annum.

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

The Company redeemed the Series B Preferred Stock in full in February 2026, as discussed below. The Warrants entitle the Purchaser to purchase up to 4,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Warrants will expire on January 31, 2027.

The Series B Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, who were both at such time members of the Board of Directors of the Company. The Company used the proceeds for working capital and general corporate purposes.

Premium Revenue Reductions

In January 2024, the Company began to reduce premium revenues from underwriting operations due to a lack of adequate statutory capital and surplus in its Insurance Company Subsidiaries. The Company ceased writing almost all commercial lines premiums by August 30, 2024. The Company wrote minimal premiums from commercial lines in 2025, and has no current plans to re-establish commercial lines premium volumes in the near future. The Company expects to continue to directly write the Midwest and Texas homeowners business going forward, however, the Company is subject to significant concentration of risk because all of the homeowners business is produced by one agency, SSU, and we no longer have any ownership interest or control over where SSU places its business. To provide ongoing capital support for the Insurance Company Subsidiaries, the Company sold its agency operations on August 30, 2024.

Sale and Disposal of Agency Business

On August 30, 2024, the Company completed the sale of all of the issued and outstanding membership interests of CIS to BSU Leaf Holdings LLC, a Delaware limited liability company (the "Buyer"), pursuant to the Interest Purchase Agreement, dated as of August 30, 2024 (the "CIS Agreement"), by and among the Company, Buyer and Buyer's parent (the "CIS Sale"). CIS comprised the Company’s managing general agency (“MGA”) business and was the legal entity used to implement the strategic shift to non risk-bearing revenue from an underwriting-based model as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. CIS also represented almost all of the wholesale agency segment. CIS and the related wholesale agency segment are now reported as discontinued operations in 2024. The Company sold CIS in order to generate liquidity to pay down debt and provide capital to the Insurance Company Subsidiaries.

The CIS Sale has had and will continue to have a significant negative impact on revenues for the Company going forward. With the strategic shift away from underwriting revenues, as discussed in previous filings, the Company was relying on the growth of commission revenue to replace the lost revenue from underwriting. Now that the wholesale agency segment has been sold, the Company will need to rely entirely on underwriting revenues. These revenues have reduced significantly in the past year. For example, gross written premiums were $59.8 million for the year ended December 31, 2025, compared to $72.1 million for the year ended December 31, 2024.

In connection with the CIS Sale, 68 of the Company’s 77 employees were transferred to the Buyer, including Nicholas Petcoff, the Company’s then current Chief Executive Officer, as well as all of the underwriting, claims and IT teams, and a portion of the finance staff and other operating staff. As part of the completion of the CIS Sale, Mr. Petcoff resigned from his role as Chief Executive Officer and as a director on August 30, 2024. Concurrently, Brian Roney, President of the Company, was appointed as the Company’s new Chief Executive Officer. The Company entered into a transition services agreement with the buyer to allow both parties to share resources for a certain period of time in order to effectuate an orderly separation of the internal systems and operations. The Company incurred $145,000 and $104,000 of expense for the years ended December 31, 2025 and 2024, respectively, related to the transition services agreement.

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

The contingent consideration payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of September 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and was reported at a fair value of $4.9 million. The full $5.0 million contingent payment was received by the Company in December 2024, with the change in fair value being reflected in Change in fair value of contingent considerations in the Consolidated Statements of Operations. The second contingent payment was earned and paid in the second quarter of 2025, with the change in fair value being reflected in Change in fair value of contingent considerations in the Consolidated Statement of Operations.

The third contingent payment, equaling $10.0 million, is expected to be earned and paid by September 2026, but is still subject to uncertainty. The Company determined the fair value of the third contingent payments to be $4.3 million as of December 31, 2025. As fair value estimate of the third contingent payment changes over time, subsequent measurement adjustments will be reflected in income or loss in the period of change. See Note 4 ~ Fair Value Measurements for further details.

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

On August 30, 2024, the Company completed the sale of its 50% ownership interest in SSU to an entity owned by Andrew Petcoff. Pursuant to the Membership Interest Purchase Agreement, dated as of August 30, 2024 (the “SSU Agreement”) among Sycamore Financial Group, LLC, Andrew Petcoff (the buyers) and VSRM Insurance Agency, Inc. (the seller), the aggregate purchase price was $6.5 million, with $3.0 million paid in cash to the Company at the time of the closing and the remaining $3.5 million was paid to the Company during the fourth quarter of 2024. A gain of $6.5 million was recognized on the sale of SSU.

As part of the sale, the Company entered into a new program administration agreement with SSU, which requires SSU to provide underwriting and systems support to the homeowners programs that they produce. Separately, the Company entered into a claims administration agreement with CIS, now owned by BSU Leaf Holdings LLC., to handle all homeowners claims going forward.

Other Impacts of Recent Developments

With the completion of the disposal of the agency business, we have just two agency relationships; with CIS and SSU. CIS has control over almost all of our historical commercial lines premium volume. The Company no longer writes any commercial lines business and has terminated its agency appointment with CIS effective December 31, 2025. SSU has control of our remaining homeowners book of business and could move that business to another insurer or insurers. This is a significantly different structure from when we filed our 2023 Annual Report on Form 10-K, on April 1, 2024 with the U. S. Securities and Exchange Commission. We no longer directly “market and sell our insurance products through a network of over 4,400 independent agents that distribute our policies through approximately 950 sales offices” as stated in that filing. Those relationships are now owned by unrelated third parties (CIS and SSU). This greatly amplifies our concentration of risk relative to our marketing and distribution network.

Our staff is now only twelve people. We are relying heavily upon the CIS and SSU teams to handle underwriting, claims, and information technology services. Much of this is managed either through program administration agreements with CIS and SSU or a claims administration agreement with CIS. The policy management system also conveyed with CIS, which we can continue to use for our existing business, but may not be available for any new programs we may consider. CIS and SSU also handle all billing and collections. We no longer have the internal capacity to operate a direct bill process.

Redemption of Series A Preferred Stock and payoff of Senior Secured Debt

On August 30, 2024, with a portion of the proceeds from the sale of CIS, the Company paid off all of its outstanding $9.3 million privately placed 12.5% Senior Secured Notes, and redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000 from the Series A Preferred Stock, and recorded the premium as additional dividends paid on the Series A Preferred Stock. See Note 8 ~ Debt and Note 12 ~ Shareholders' Equity of the Notes to the Consolidated Financial Statements for further details.

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

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty personal insurance business lines. We are authorized to write insurance as an excess and surplus lines carrier in 44 states, including the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, including the District of

Columbia, and we used to offer our insurance products in almost all 50 states. As of December 31, 2025, we offer only homeowners insurance products in Texas, Illinois and Indiana.

Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income. Prior to the sale of CIS we also generated other income mainly from installment fees and policy issuance fees related to the policies we wrote. Our revenues generated from the Company's MGA, CIS, are reflected in discontinued operations in 2024. Following the CIS Sale, we no longer generate commission income or related installment and policy issuance fees.

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

Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Texas, Illinois and Indiana.

Through our commercial insurance lines, we historically offered coverage for both commercial property and commercial liability. We also offered coverage for commercial automobiles and workers’ compensation. Our insurance policies were sold to targeted small and mid-sized businesses on a single or multiple-coverage basis. Effective December 31, 2025, the Company no longer writes any commercial lines business.

Our MGA, CIS, operated through our wholesale agency business segment. Through CIS, we historically offered commercial and personal lines insurance products for our Insurance Company Subsidiaries as well as third-party insurers. As mentioned above, following the CIS Sale, we no longer are operating this business and its historical results are included in discontinued operations.

Critical Accounting Estimates

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

Unpaid Loss and Loss Adjustment Expense Reserves and Reinsurance Recoverables on Unpaid Loss and Loss Adjustment Expenses

Our recorded loss and loss adjustment expense ("LAE") reserves represent management’s best estimate of unpaid loss and LAE, and related reinsurance recoverables, at each balance sheet date, based on information, facts and circumstances known at such time. Our loss and LAE reserves reflect our estimates at the balance sheet date of:

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

Our actuaries give different weights to each of these methods based upon the amount of historical experience data by line of business and by accident year and based on judgment as to what method is believed to result in the most accurate estimate.

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

The estimation of ultimate liability for losses and LAE is a complex process, and therefore involves a considerable degree of judgment and expertise. Our loss and LAE reserves do not represent an exact measurement of liability, but are estimates based upon various factors, including but not limited to:

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

The following table shows the ratio of IBNR reserves to total reserves net of reinsurance recoverables as of December 31, 2025 (dollars in thousands):

Reserves	Commercial Lines	Personal Lines	Total Lines
Gross case reserves	$56,463	$4,780	$61,243
Ceded case reserves	(16,259)	(2,369)	(18,628)
Net case reserves	40,204	2,411	42,615

Gross IBNR	79,089	5,930	85,019
Ceded IBNR	(44,360)	(921)	(45,281)
Net IBNR	34,729	5,009	39,738

Unpaid losses and loss adjustment expenses	135,552	10,710	146,262
Reinsurance recoverables on unpaid losses	(60,619)	(3,290)	(63,909)
Net unpaid losses and loss adjustment expenses	$74,933	$7,420	$82,353

Ratio of Gross IBNR to Unpaid losses and loss adjustment expenses	58.3%	55.4%	58.1%

Included in the reinsurance recoverables were reinsurance recoverables from the LPT which were $3.4 million of reinsurance recoverables on case reserves. All of the reinsurance recoverables from the LPT are included in commercial lines.

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

Our loss and LAE reserves are estimates and do not represent an exact measurement of liability. The most significant assumptions affecting our IBNR reserve estimates are the loss development factors applied to paid losses and case reserves to develop IBNR by line of business and accident year. Although historical loss development provides us with an indication of future loss development, it typically varies from year to year. Thus, for each accident year within each line of business we select one loss development factor out of a range of historical factors.

We generated a sensitivity analysis of our net reserves which represents reasonably likely levels of variability in our selected loss development factors. We believe the most meaningful approach to the sensitivity analysis is to vary the loss development factors that drive the ultimate loss and LAE estimates. We applied this approach on an accident year basis, reflecting the reasonably likely differences in variability by level of maturity of the underlying loss experience for each accident year. Generally, the most recent accident years are characterized by more unreported losses and less information available for settling claims and have more inherent uncertainty than the reserve estimates for more mature accident years. Therefore, we used variability factors of plus or minus 10% for the most recent accident year, 5% for the preceding accident year, and 2.5% for the second preceding accident year. There is minimal expected variability for accident years at four or more years’ maturity.

The following table displays ultimate net loss and LAE and net loss and LAE reserves by accident year for the year ended December 31, 2025. We applied the sensitivity factors to each accident year amount and have calculated the amount of potential net loss and LAE reserve change and the impact on 2025 reported pre-tax income and on net income and shareholders’ equity at December 31, 2025. We believe it is not appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor. The shareholders' equity amounts include an income tax rate assumption of 21%, however due to the net operating losses available to use against taxable income and the offsetting valuation allowance, there is no difference between pre-tax income and shareholders’ equity in this schedule. The dollar amounts in the table are in thousands.

	As of December 31, 2025			Impact
	Net Ultimate Loss and LAE (1)	Net Loss and LAE Reserves (1)	Ultimate Loss and LAE Sensitivity Factor	Pre- Tax Income (2)	Shareholders' Equity (2)
Increased Ultimate Losses & LAE
Accident Year 2025	$23,055	$8,958	10.0%	$(2,306)	$(2,306)
Accident Year 2024	43,031	10,793	5.0%	(2,152)	(2,152)
Accident Year 2023	73,328	25,912	2.5%	(1,833)	(1,833)
Prior to 2023 Accident Years	—	36,690	—%	—	—

Decreased Ultimate Losses & LAE
Accident Year 2025	23,055	8,958	(10.0)%	2,306	2,306
Accident Year 2024	43,031	10,793	(5.0)%	2,152	2,152
Accident Year 2023	73,328	25,912	(2.5)%	1,833	1,833
Prior to 2023 Accident Years	—	36,690	—%	—	—

(1) Represents amounts as of December 31, 2025.

(2) Represents how pre-tax income and shareholders' equity would change if the Net Ultimate Loss and LAE were to change by the percentage in the Ultimate Loss and LAE Sensitivity Factor column.

Investment Valuation and Credit Losses

We carry debt securities classified as available-for-sale at fair value, and unrealized gains and losses on such securities, totaled $8.4 million as of December 31, 2025, net of any deferred taxes, which are reported as a separate component of accumulated other comprehensive income. Our equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value and any changes in fair value are recognized in net income. We carry other equity investments that do not have a readily determinable fair value at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. We review the equity securities and other equity investments for impairment during each reporting period.

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

Contingent Considerations from the CIS Sale

As noted earlier, the Company was eligible to receive three contingent payments from the CIS Sale, based on performance thresholds of the gross revenue earned by CIS. The first contingent payment was earned as of September 30, 2024, and received in December 2024. The second contingent payment was earned and received during the second quarter of 2025. The third contingent payment, equaling $10.0 million, is expected to be earned and paid by September 2026, but is still subject to uncertainty. The Company determined the fair value of the third contingent payment to be $4.3 million as of December 31, 2025. The fair value of the third contingent payment was calculated in accordance with ASC 820 - Fair Value Measurement. See Note 4 ~ Fair Value Measurements for further discussion of the calculation of the contingent consideration.

Non-GAAP Financial Measures

Adjusted Operating Income (Loss) and Adjusted Operating Income (Loss) Per Share

Adjusted operating income (loss) and adjusted operating income (loss) per share are non-GAAP measures that represent net income allocable to common shareholders excluding net realized investment gains (losses), change in fair value of equity securities, other gains (losses), change in fair value of contingent considerations, change in contingent consideration bonus expense and net income (loss) from discontinued operations. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income and net income per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income or net income per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income to adjusted operating income (dollars in thousands), as well as net income per share to adjusted operating income per share:

	For the Years Ended December 31,
	2025	2024
Net income (loss)	$(18,438)	$24,347
Less:
Net realized investment gains (losses)	(716)	(125)
Change in fair value of equity securities	234	(203)
Other gains	—	500
Change in fair value of contingent considerations	6,220	146
Change in contingent consideration bonus expense *	1,458	—
Net income from discontinued operations	—	58,587
Impact of income tax expense (benefit) from adjustments **	—	—
Adjusted operating income (loss)	$(25,634)	$(34,558)

Weighted average common shares, diluted	12,222,881	12,222,881

Diluted income (loss) per common share:
Net income (loss)	$(1.51)	$1.99
Less:
Net realized investment gains (losses)	(0.06)	(0.01)
Change in fair value of equity securities	0.02	(0.02)
Other gains	—	0.04
Change in fair value of contingent considerations	0.51	0.02
Change in contingent consideration bonus expense *	0.12	—
Net income from discontinued operations	—	4.79
Impact of income tax expense (benefit) from adjustments **	—	—
Adjusted operating income (loss) per share	$(2.10)	$(2.83)

* Amount is included in Operating Expenses on the Consolidated Statement of Operations. See Note 18 ~ Commitments and Contingencies for further information about the contingent consideration bonus expense.

** The Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2025 and 2024. As a result, there were no taxable impacts to adjusted operating income from the adjustments to net income (loss) in the table above after taking into account the use of net operating losses and the change in the valuation allowance.

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

Executive Overview

The Company's gross written premiums decreased $12.3 million, or 17.0%, to $59.8 million in 2025, compared to $72.1 million in 2024.

Our personal lines gross written premiums increased $5.7 million, or 12.7%, to $51.1 million in 2025, compared to $45.4 million in 2024. Our focus going forward is entirely on personal lines. Effective December 31, 2025, the Company no longer writes any commercial lines business.

The Company's commercial lines gross written premiums decreased $18.0 million, or 67.4%, to $8.7 million in 2025, compared to $26.7 million in 2024.

The Company reported a net loss from continuing operations of $18.4 million, or $1.51 per share in 2025, compared to a net loss from continuing operations of $34.2 million, or $2.87 per share in 2024.

The Company did not have any discontinued operations in 2025. The Company reported net income from discontinued operations of $58.6 million, or $4.79 per share in 2024.

Adjusted operating loss, a non-GAAP measure, was $24.2 million, or $1.98 per share in 2025, compared to $34.6 million, or $2.83 per share in 2024.

Results of Operations - 2025 Compared to 2024

The following table summarizes our operating results for the years indicated (dollars in thousands):

Summary Operating Results

	Years Ended December 31,
	2025	2024	$ Change	% Change
Gross written premiums	$59,840	$72,053	$(12,213)	(17.0%)

Net written premiums	$21,348	$49,338	$(27,990)	(56.7%)

Net earned premiums	$32,387	$60,862	$(28,475)	(46.8%)
Other income	142	328	(186)	(56.7%)
Losses and loss adjustment expenses, net	38,541	73,302	(34,761)	(47.4%)
Policy acquisition costs	8,405	13,335	(4,930)	(37.0%)
Operating expenses	11,470	11,831	(361)	(3.1%)
Underwriting gain (loss)	(25,887)	(37,278)	11,391	*
Net investment income	5,037	5,763	(726)	(12.6%)
Net realized investment gains (losses)	(716)	(125)	(591)	*
Change in fair value of equity securities	234	(203)	437	*
Other gains (losses)	—	500	(500)	*
Change in fair value of contingent considerations	6,220	146	6,074	*
Interest expense	3,185	4,883	(1,698)	(34.8%)
Income (loss) from continuing operations before income taxes	(18,297)	(36,080)	17,783	*
Income tax expense (benefit)	141	(1,840)	1,981	*
Net income (loss) from continuing operations	(18,438)	(34,240)	15,802	*
Net income from discontinued operations	—	58,587	(58,587)	*
Net income (loss)	$(18,438)	$24,347	$(42,785)	*

Book value per common share outstanding	$0.73	$1.76

Underwriting Ratios:
Loss ratio (1)	119.0%	120.2%
Expense ratio (2)	49.8%	35.8%
Combined ratio (3)	168.8%	156.0%

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

Our premiums are presented below for the years ended December 31, 2025 and 2024 (dollars in thousands):

Summary of Premium Revenue

	Years Ended December 31,
	2025	2024	$ Change	% Change
Gross written premiums
Commercial lines	$8,712	$26,686	$(17,974)	(67.4%)
Personal lines	51,128	45,367	5,761	12.7%
Total	$59,840	$72,053	$(12,213)	(17.0%)

Net written premiums
Commercial lines	$(1,629)	$14,541	$(16,170)	(111.2%)
Personal lines	22,977	34,797	(11,820)	(34.0%)
Total	$21,348	$49,338	$(27,990)	(56.7%)

Net Earned premiums
Commercial lines	$2,553	$28,160	$(25,607)	(90.9%)
Personal lines	29,834	32,702	(2,868)	(8.8%)
Total	$32,387	$60,862	$(28,475)	(46.8%)

Gross written premiums decreased by $12.3 million, or 17.0%, to $59.8 million in for the year ended December 31, 2025, compared to $72.1 million for the year ended December 31, 2024.

Personal lines gross written premiums increased $5.7 million, or 12.7%, to $51.1 million for the year ended December 31, 2025, compared to $45.4 million for the year ended December 31, 2024. The increase was due to the organic growth in the low-value dwelling book of business in Texas and in the Midwest which, combined, grew by $11.7 million in 2025 compared to 2024. This increase was offset by our exit in Oklahoma homeowners business. We plan to continue to write the Midwest and Texas homeowners programs but we do not expect continued growth to be significant.

Commercial lines gross written premiums decreased $18.0 million, or 67.4%, to $8.7 million for the year ended December 31, 2025, compared to $26.7 million, for the year ended December 31, 2024. As of September 1, 2024, we no longer write any hospitality or small business commercial lines business. These lines are in run-off, and earned a small amount of premium in 2025. We currently do not expect to write a significant amount of other commercial lines in the near term.

Net written premiums decreased $28.0 million, or 56.7%, to $21.3 million, for the year ended December 31, 2025, compared to $49.3 million for the year ended December 31, 2024. Net written premiums declined, in part due to the run-off of most of the commercial lines business. In addition, we entered into a new 50% quota share agreement for the homeowners business, inclusive of the unearned premium as of June 1, 2025, which significantly reduced the personal lines net written premium, even though there was substantial gross written premium growth.

Net earned premiums decreased $28.5 million, or 46.8%, to $32.4 million, for the year ended December 31, 2025, compared to $60.9 million for the year ended December 31, 2024. This decrease was consistent with the decrease in net written premiums during 2025.

Losses and Loss Adjustment Expenses

The tables below detail our losses and LAE and loss ratios for the years ended December 31, 2025 and 2024 (dollars in thousands).

Year Ended December 31, 2025	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$4,718	$20,110	$24,828
Net (favorable) adverse development	11,234	2,479	13,713
Calendar year net loss and LAE	$15,952	$22,589	$38,541

Accident year loss ratio	184.8%	67.4%	76.7%
Net (favorable) adverse development	439.9%	8.3%	42.3%
Calendar year loss ratio	624.7%	75.7%	119.0%

Year Ended December 31, 2024	Commercial Lines	Personal Lines	Total
Accident year net losses and LAE	$18,692	$20,895	$39,587
Net (favorable) adverse development	33,463	252	33,715
Calendar year net loss and LAE	$52,155	$21,147	$73,302

Accident year loss ratio	66.3%	63.8%	64.9%
Net (favorable) adverse development	118.5%	0.8%	55.3%
Calendar year loss ratio	184.8%	64.6%	120.2%

Net losses and LAE decreased by $34.8 million, or 47.4%, to $38.5 million for the year ended December 31, 2025, compared to $73.3 million for the year ended December 31, 2024. The decrease was partially attributable to a $14.8 million decrease in current accident year losses due to a significant reduction in net earned premiums as shown above. The decrease in current accident year losses was further added to by a $20.0 million decrease in adverse development on prior-year loss reserves.

Of the $13.7 million in adverse development in 2025, $11.2 million was related to the Company's legacy commercial lines of business, while $2.5 million was related to the Company's personal lines of business. Of the $11.2 million of adverse development in the commercial lines of business, $8.2 million was experienced in the Company's hospitality programs and $4.0 million was experienced in the Company's small business programs, most notably the Security Guard program.

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

The table below provides the expense ratio by major component:

	Years Ended December 31,
	2025	2024

Commercial Lines
Policy acquisition costs	(3.0)%	15.3%
Operating expenses	54.6%	14.5%
Total	51.6%	29.8%

Personal Lines
Policy acquisition costs	28.4%	27.5%
Operating expenses	21.3%	13.6%
Total	49.7%	41.1%

Total Underwriting
Policy acquisition costs	26.0%	21.8%
Operating expenses	23.8%	14.0%
Total	49.8%	35.8%

Our expense ratio increased by 14.0% for the year ended December 31, 2025, to 49.8%, compared to 35.8% for the year ended December 31, 2024.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes and underwriting reports. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income increased by 4.2% for the year ended December 31, 2025, to 26.0%, compared to 21.8% for the year ended December 31, 2024. The increase was primarily related to the increased commission rates under new producer agreements concurrent with the sale of CIS and SSU. SSU, which is producing substantially all go-forward business, now manages the policy issuance, premium collections and systems of the homeowners book of business.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other underwriting income increased by 9.8% for the year ended December 31, 2025, to 23.8%, compared to 14.0% for the year ended December 31, 2024. The increase in the ratio was mostly due to significantly lower net earned premiums, while legacy operational costs related to the run-off books of business still exist. Such legacy costs are expected to reduce over the next year.

Underwriting Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. We define underwriting gain or loss as income (loss) before income taxes, excluding net investment income, net realized investment gains (losses), changes in fair value of equity securities, other gains (losses), change in fair value of contingent considerations and interest expense. We utilize this metric because we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for pre-tax income calculated in accordance with GAAP. A reconciliation between underwriting gain or loss and pre-tax income is included in Note 19 ~ Segment Information. The following table provides the underwriting gain or loss for the years ended December 31, 2025 and 2024 (dollars in thousands):

Underwriting Gain (Loss)

	Years Ended December 31,
	2025	2024	Change
Commercial Lines	$(14,715)	$(32,329)	$17,614
Personal Lines	(7,583)	(1,853)	$(5,730)
Total Underwriting	(22,298)	(34,182)	11,884
Corporate	(3,589)	(3,096)	(493)
Total underwriting income (loss)	$(25,887)	$(37,278)	$11,391

Investment Income

Net investment income decreased by $726,000, or 12.6%, to $5.0 million for the year ended December 31, 2025, compared to $5.8 million for the year ended December 31, 2024. This decrease was due to a decrease in interest income in our debt securities due to lower interest rates in 2025. Average invested assets during 2025 were $121.3 million compared to $136.9 million for the same period in 2024. The investment portfolio was comprised of 77.3% debt securities, 1.1% equity securities, and 21.6% short-term investments as of December 31, 2025. The investment portfolio was comprised of 82.3% debt securities, 1.2% equity securities, and 16.5% short-term investments as of December 31, 2024.

The debt securities portfolio had an average credit quality was AA+ at December 31, 2025 and 2024, respectively. The portfolio produced a tax-equivalent book yield of 3.2% for the years ended December 31, 2025 and 2024. The option adjusted duration of the debt securities portfolio was 2.6 years and 2.7 years at December 31, 2025 and 2024, respectively.

Realized Investment Gains (Losses)

Net realized investment losses were $716,000 during 2025, compared to $125,000 of losses during 2024. The Company had minimal activity related to selling equity securities in 2025 and 2024.

Interest Expense

Interest expense was $3.2 million and $4.9 million for the years ended December 31, 2025 and 2024, respectively.

On December 23, 2025, the Company issued a total of $8.0 million of its newly designated non-convertible mandatorily redeemable Series C Preferred Stock. The Series C Preferred Stock requires quarterly dividend payments. The quarterly dividend rate is 15.0% per annum. The Company recorded $30,000 of interest expense for the twelve months ended December 31, 2025, related to the dividends from the Series C Preferred Stock.

On February 27, 2025 and March 3, 2025, the Company issued a total of $7.5 million of its newly designated non-convertible mandatorily redeemable Series B Preferred Stock. The Series B Preferred Stock requires quarterly dividend payments at a rate equal to the prime rate of Waterford Bank, N.A. plus 600 basis points, or 12.0%, whichever is higher. As of December 31, 2025, this equated to an annualized rate of 13.0%. The Company recorded $838,000 of interest expense for the twelve months ended December 31, 2025, related to the dividends from the Series B Preferred Stock.

On August 30, 2024, the Company paid off all of its $9.3 million of outstanding Senior Secured Notes with the proceeds from the CIS Sale. The Company incurred a $753,000 call premium from the paydown of the Senior Secured Notes. The Company amortized through interest expense $771,000 of debt issuance costs related to the paydown of the Senior Secured Notes.

In December 2024, the Company bought back $5.0 million of its outstanding senior unsecured notes at a 10.0% discount. The Company recognized a $500,000 gain from the buyback that is included in Other Gains on the Consolidated Statement of Operations. The Company amortized through interest expense $379,000 of debt issuance costs related to the $5.0 million buyback of notes.

Preferred Dividend

On August 30, 2024, the Company redeemed all of the $6.0 million of its outstanding Series A Preferred Stock. The Company incurred a redemption premium of $397,000 and recorded the premium as additional dividends paid on the Series A Preferred Stock. The redemption premium reduced the Company's net income allocable to common shareholders. The Company paid $420,000 in dividends and incurred a redemption premium of $397,000 related to the Series A Preferred Stock in 2024. The dividends and the redemption premium both reduced the Company's net income allocable to common shareholders.

Income Tax Expense

For the year ended December 31, 2025 and 2024, the Company reported a tax expense and tax benefit of $141,000 and $1.8 million, respectively. There is a $22.9 million valuation allowance against 100% of the net deferred tax assets at December 31, 2025. The valuation allowance was $19.7 million as of December 31, 2024.

As of December 31, 2025, the Company has net operating loss carryforwards for federal income tax purposes of $80.0 million, of which $68.6 million expire in tax years 2030 through 2043 and $11.4 million will never expire. This equates to approximately $16.8 million of future tax benefits on taxable income based on the current 21% statutory federal tax rate. Of this amount, $8.0 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $89.4 million, which expire in tax years 2026 through 2045.

The state net operating losses are mainly in Michigan and have an estimated $5.3 million of future tax benefits on taxable income. There is a full valuation allowance against all the Company’s deferred tax assets, inclusive of the deferred tax assets on the net operating losses carried forward.

Liquidity and Capital Resources

Sources and Uses of Funds

At December 31, 2025, the Company had $52.1 million in cash, cash equivalents, and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, pay dividends on our preferred stock and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the years ended December 31, 2025 and 2024. However, there was a $4.0 million return-of-capital payment made by WPIC to PHI in 2025. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term.

As a result of multiple years of underwriting losses, mainly from the legacy commercial lines of business, the Insurance Company Subsidiaries capital and surplus has diminished over the years. In addition, there was $12.3 million and $29.9 million of adverse development in TIC during 2025 and 2024, respectively. This resulted in the need for PHI to contribute a combined $16.0 million to TIC during the fourth quarter of 2024 and the first quarter of 2025. PHI also contributed $6.5 million of cash to TIC in June 2025. PHI contributed all of its $7.6 million ownership interest in WPIC to TIC effective December 31, 2025, as further support to TIC's capital and surplus. Additionally, PHI contributed $3.0 million of cash to TIC in February 2026 which was included in TIC's reported statutory capital and surplus as of December 31, 2025. Even with these contributions, TIC fell within the Company Action Level of the Risk Based Capital ("RBC") with an RBC ratio of 236% and 156% as of December 31, 2025 and 2024, respectively, and is required to submit an updated plan of remediation to its domiciliary regulator.

To fund these additional contributions, PHI initially raised $7.5 million from the issuance of the Series B Preferred Stock in the first quarter of 2025. PHI also utilized proceeds from the second $10.0 million earnout from the CIS Sale, which were received in the second quarter of 2025. PHI raised $8.0 million from the issuance of the Series C Preferred Stock in December 2025. In February 2026, PHI completed a backstopped rights offering for $14.0 million which utilized a portion of the proceeds to redeem the $7.5 million Series B Preferred Stock and contribute the $3.0 million of cash to TIC from PHI in February 2026. To further support capital, PHI did not charge any services fees to the Insurance Company Subsidiaries during 2024 or 2025. WPIC no longer writes any business and TIC’s writings are significantly constrained by its diminished capital position.

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

As an effort to support TIC and WPIC during 2025 and 2024, PHI received no intercompany service fees from the Insurance Company Subsidiaries and has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

With the recently issued $14.0 million of common stock through a backstopped rights offering, proceeds of $8.0 million from the Series C Preferred Stock, anticipated go-forward revenue primarily from TIC, the expected receipt of a $10.0 million third earnout payment by September 2026 and the potential sale of available assets which could generate short-term cash flow and additional short-term financing available from existing investors, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

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

Cash Flows

Operating Activities. Cash used in operating activities for the year ended December 31, 2025 was $43.9 million compared to $32.7 million for the same period in 2024. The $11.2 million increase in cash used in operating activities was primarily due to a $21.8 million decrease in net premiums collected in 2025 compared to 2024. This was partially offset by $11.8 million decrease in net losses paid in 2025 compared to 2024.

Investing Activities. Cash provided by investing activities for the year ended December 31, 2025 was $28.1 million compared to $70.3 million for the same period in 2024. The $42.2 million decrease in cash provided by investing activities was largely driven by $58.3 million in cash received from the sale of CIS and SSU during 2024 that was not received during 2025. This decrease was offset by $10.0 million of proceeds received from the contingent consideration from the CIS Sale in 2025.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2025, was $15.5 million compared to $21.1 million of cash used for the same period in 2024. The $36.6 million increase in cash provided was primarily due to the Company issuing $5.6 million of Series B Preferred Stock and $1.9 million of stock warrants issued from the Series B Preferred Stock in 2025. The Company also received $8.0 million from its issuance of Series C Preferred Stock in 2025. The Company repaid its $6.0 million of Series A Preferred Stock and $14.3 million of long-term debt in 2024.

Outstanding Debt

The Company has $12.9 million of gross debt outstanding as of December 31, 2025, from its senior unsecured notes. The senior unsecured notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the senior unsecured notes in whole or in part, at face value at any time after September 30, 2025.

In December 2024, the Company bought back $5.0 million of its outstanding senior unsecured notes held by the lender of the Company's prior Senior Secured Notes at a 10.0% discount. The Company recognized a $500,000 gain from the buyback that is included in Other Gains on the Consolidated Statement of Operations. The Company amortized through interest expense $379,000 of debt issuance costs related to the $5.0 million buyback of notes.

On August 30, 2024, the Company paid off all of its $9.3 million of outstanding Senior Secured Notes with the proceeds from the CIS Sale. The Company incurred a $753,000 call premium from the paydown of the Senior Secured Notes. The Company amortized through interest expense $771,000 of debt issuance costs related to the paydown of the Senior Secured Notes.

As of December 31, 2025, the carrying value of the senior unsecured notes was offset by $700,000 of capitalized debt issuance costs. The debt issuance costs are amortized through interest expense over the life of the loans. Refer to Note 8 ~ Debt for additional information regarding our outstanding debt.

Contractual Obligations and Commitments

The following table is a summary of our contractual obligations and commitments as of December 31, 2025 (dollars in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Senior unsecured notes	$12,887	$—	$12,887	$—	$—
Mandatorily redeemable preferred stock	15,500	7,500	8,000	—	—
Interest on senior unsecured notes	4,528	1,646	2,882	—	—
Preferred stock dividends	1,652	1,352	300	—	—
Lease obligations	128	86	42	—	—
Unpaid loss and loss adjustment expense (1)	146,262	56,078	56,972	29,497	3,715
Total	$180,957	$66,662	$81,083	$29,497	$3,715

(1)
The estimated unpaid loss and loss adjustment expense payments were made using estimates based on historical payment patterns. However, future payments may be different than historical payment patterns.

Regulatory and Rating Issues

The NAIC has a RBC formula (referred to above) to be applied to all property and casualty insurance companies. The formula measures required capital and surplus based on an insurance company’s products and investment portfolio and is used as a tool to evaluate the capital adequacy of regulated companies. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, an insurance company must submit a calculation of its RBC formula to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines.

At December 31, 2025 and 2024, TIC fell within the Company Action Level with an RBC ratio of 236% and 156%, respectively. Management is required to update a plan to its domiciliary regulator that shows how TIC will get above the minimum level requirements. In the event TIC does not regain compliance, the director may suspend, revoke, or limit the certificate of authority of the Companies. Management believes the actions it has already taken over the course of 2025 and 2024, including cash contributions made to TIC in 2025 and 2024, will be sufficient to bring TIC back into compliance by December 31, 2026.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, other relevant market rates or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures and how those exposures are currently managed as of December 31, 2025. Our market risk sensitive instruments are primarily related to fixed income securities, which are available-for-sale and not held for trading purposes.

Interest Rate Risk

At December 31, 2025 and 2024, the fair value of our investment portfolio, excluding cash and cash equivalents, was $114.3 million and $128.4 million, respectively. Our investment portfolio consists principally of investment-grade, fixed-income securities, classified as debt securities. Accordingly, the primary market risk exposure to our debt portfolio is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. We attempt to mitigate interest rate risks by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The option adjusted duration of the debt securities portfolio was 2.6 and 2.7 years as of December 31, 2025 and 2024, respectively.

The table below summarizes our interest rate risk. The table also illustrates the sensitivity of the fair value of our investments, classified as debt securities and short-term investments, to selected hypothetical changes in interest rates as of December 31, 2025. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity (dollars in thousands).

			Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates As of December 31, 2025	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Shareholders' Equity
200 basis point increase	107,650	$(5,380)	(4.8)%	(60.0)%
100 basis point increase	110,238	(2,792)	(2.5)%	(31.1)%
No change	113,030	—	—	—
100 basis point decrease	116,037	3,007	2.7%	33.5%
200 basis point decrease	119,235	6,205	5.5%	69.2%

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

At December 31, 2025 and 2024, the net amount due to the Company from reinsurers, including prepaid reinsurance, was $79.4 million and $97.5 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2025. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002 due to the Company’s smaller reporting company status elected on Form 10-K.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” under Item 408 of Regulation S-K.

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

ITEMS 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on June 3, 2026 and the information under the following captions is included in such incorporation by reference: “Information about the Nominees, the Incumbent Directors and Other Executive Officers,” “Corporate Governance,” “Code of Conduct,” “Report of the Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Director Compensation,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Certain Relationships and Related Party Transactions,” “Independence Determination,” and “The Second Proposal on Which You are Voting on Ratification of Appointment of Independent Registered Public Accounting Firm." Our Code of Business Conduct and Ethics can be found on our website www.prehld.com.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

		Page No.
1.	List of Financial Statements
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 248)	60
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 166)	62
	Consolidated Balance Sheets – December 31, 2025 and 2024	63
	Consolidated Statements of Operations – For Years Ended December 31, 2025 and 2024	64
	Consolidated Statements of Comprehensive Income (Loss) – For Years Ended December 31, 2025 and 2024	65
	Consolidated Statement of Changes in Shareholders’ Equity – For Years Ended December 31, 2025 and 2024	66
	Consolidated Statements of Cash Flows – For Years Ended December 31, 2025 and 2024	67
	Notes to Consolidated Financial Statements	71
2.	Financial Statement Schedules
	Schedule I – Summary of Investments Other Than Investments in Related Parties – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 3 ~ Investments
	Schedule II – Condensed Financial Information of Registrant	107
	Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto - See Note 19 ~ Segment Information
	Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto See Note 7 ~ Reinsurance
	Schedule V – Valuation and Qualifying Accounts	111
	Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements and notes thereto
3.	Exhibits – The Exhibits listed on the accompanying Exhibit Index immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Form 10-K	112

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Presurance Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Presurance Holdings, Inc. (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Unpaid Loss and Loss Adjustment Expense Reserves

As described further in notes 1 and 6 to the consolidated financial statements, the Company’s unpaid loss and loss adjustment expense reserves represent management’s best estimate of unpaid loss and loss adjustment expenses at the balance sheet date. The Company’s estimated liability for unpaid loss and loss adjustment expense reserves totaled approximately $146.3 million at December 31, 2025. There is significant uncertainty inherent in determining management's estimate of the ultimate cost of all claims that have occurred. The Company's actuary uses established actuarial methods and past development patterns to estimate ultimate losses to be paid by line of business. In particular, the estimate is sensitive to the selection and weighting of actuarial methodologies used to project the ultimate costs and the selection of assumptions such as payment and reporting patterns used to determine loss development factors. For these reasons, we identified the unpaid loss and loss adjustment expense reserves as a critical audit matter.

The principal considerations for our determination that the unpaid loss and loss adjustment expense reserves is a critical audit matter are (i) the significant assumptions and actuarial methods used by management when developing their estimate, (ii) the significant auditor subjectivity and judgment involved in evaluating the audit evidence related to the actuarial methodologies used, and (iii) the extent of specialized skills and knowledge needed from our actuarial specialist.

Our audit procedures related to the unpaid loss and loss adjustment expense reserves included the following, among others:

•
We evaluated the design and implementation of controls over management’s process for developing unpaid loss and loss adjustment expense reserves.

•
We involved our actuarial specialists to independently calculate an expected range of reasonable loss and loss adjustment expense reserve estimates and compared this range to the Company's recorded reserve for losses and loss adjustment expenses for sample lines of business.

•
With the assistance of our actuarial specialists, we evaluated the Company’s actuarial methodologies by comparing to generally accepted actuarial methodologies and evaluated the Company's selection and weighting of actuarial methods and assumptions, including loss development factors, for sample lines of business.
•
We tested the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were complete and accurate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2025.

Fort Lauderdale, Florida

March 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Presurance Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Presurance Holdings, Inc. (formerly Conifer Holdings, Inc.) (the “Company”) as of December 31, 2024; the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended; and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2022 – 2025.

East Lansing, Michigan

March 28, 2025

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2025	2024
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $96,669 and $117,827, respectively)	$88,305	$105,665
Equity securities, at fair value (cost of $1,276 and $1,836, respectively)	1,277	1,603
Short-term investments, at fair value	24,725	21,151
Total investments	114,307	128,419

Cash and cash equivalents	27,362	27,654
Premiums and agents' balances receivable, net	5,521	9,901
Reinsurance recoverables on unpaid losses	63,909	84,490
Reinsurance recoverables on paid losses	5,929	6,919
Prepaid reinsurance premiums	12,024	6,088
Deferred policy acquisition costs	2,696	6,380
Receivable from contingent considerations at fair value	4,290	8,070
Other assets	3,245	3,735
Total assets	$239,283	$281,656
Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$146,262	$189,285
Unearned premiums	25,703	30,590
Reinsurance premiums payable	2,501	1
Debt	12,187	11,932
Mandatorily redeemable preferred stock	14,380	—
Funds held under reinsurance agreements	24,233	25,829
Accounts payable and other liabilities	5,051	2,494
Total liabilities	230,317	260,131

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,222,881 issued and outstanding, respectively)	100,158	98,178
Accumulated deficit	(81,591)	(63,153)
Accumulated other comprehensive income (loss)	(9,601)	(13,500)
Total shareholders' equity	8,966	21,525
Total liabilities and shareholders' equity	$239,283	$281,656

The accompanying notes are an integral part of the Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue and Other Income
Gross earned premiums	$64,728	$106,612
Ceded earned premiums	(32,341)	(45,750)
Net earned premiums	32,387	60,862
Net investment income	5,037	5,763
Net realized investment gains (losses)	(716)	(125)
Change in fair value of equity securities	234	(203)
Other gains	—	500
Other income	142	328
Change in fair value of contingent considerations	6,220	146
Total revenue and other income	43,304	67,271

Expenses
Losses and loss adjustment expenses, net	38,541	73,302
Policy acquisition costs	8,405	13,335
Operating expenses	11,470	11,831
Interest expense	3,185	4,883
Total expenses	61,601	103,351

Income (loss) from continuing operations before income taxes	(18,297)	(36,080)
Income tax expense (benefit)	141	(1,840)

Net income (loss) from continuing operations	(18,438)	(34,240)
Net income from discontinued operations	—	58,587
Net income (loss)	(18,438)	24,347
Series A Preferred Stock Dividends and Redemption premium	—	817
Net income (loss) allocable to common shareholders	(18,438)	23,530

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$(1.51)	$(2.87)
Net income from discontinued operations	$—	$4.79
Net income (loss) allocable to common shareholders	$(1.51)	$1.93

Weighted average common shares outstanding, basic and diluted	12,222,881	12,222,881

The accompanying notes are an integral part of the Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2025	2024
Net income (loss)	$(18,438)	$24,347

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	3,145	1,111
Other changes in other comprehensive income	83	(83)
Income tax expense (benefit)	—	—
Unrealized investment gains (losses), net of tax	3,228	1,028
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(671)	—
Income tax expense (benefit)	—	—
Total reclassifications included in net income (loss), net of tax	(671)	—

Other comprehensive income (loss)	3,899	1,028

Total comprehensive income (loss)	$(14,539)	$25,375

The accompanying notes are an integral part of the Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(dollars in thousands)

	No Par, Series A Preferred Stock		No Par, Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	Shares	Amount	(Accumulated deficit)	Comprehensive Income (Loss)	Shareholders' Equity
Balances at January 1, 2024	1,000	6,000	12,222,881	98,100	(86,683)	(14,528)	2,889
Net income (loss)	—	—	—	—	24,347	—	24,347
Stock-based compensation expense	—	—	—	78	—	—	78
Dividends on Series A Preferred Stock	—	—	—	—	(420)	—	(420)
Redemption premium on Series A Preferred Stock	—	—	—	—	(397)	—	(397)
Redemption of Series A Preferred Stock	(1,000)	(6,000)	—	—	—	—	(6,000)
Other comprehensive income (loss)	—	—	—	—	—	1,028	1,028
Balances at December 31, 2024	—	$—	12,222,881	$98,178	$(63,153)	$(13,500)	$21,525
Net income (loss)	—	—	—	—	(18,438)	—	(18,438)
Issuance of warrants	—	—	—	1,924	—	—	1,924
Stock-based compensation expense	—	—	—	56	—	—	56
Other comprehensive income (loss)	—	—	—	—	—	3,899	3,899
Balances at December 31, 2025	—	$—	12,222,881	$100,158	$(81,591)	$(9,601)	$8,966

The accompanying notes are an integral part of the Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$(18,438)	$(34,240)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	255	1,671
Accretion of Series B Preferred Stock	804	—
Amortization of bond premium and discount, net	(662)	(419)
Net realized investment (gains) losses	716	125
Change in fair value of equity securities	(234)	203
Deferred Income tax expense	—	—
Stock-based compensation expenses	56	78
Other	—	(1,901)
Change in fair value of contingent considerations	(6,220)	(146)
Other gains/losses	—	(500)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums, agents' balances and other receivables	4,380	19,216
Reinsurance recoverables	21,571	(7,983)
Prepaid reinsurance premiums	(5,936)	22,820
Deferred policy acquisition costs	3,684	24
Other assets	508	2,135
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(43,023)	14,673
Unearned premiums	(4,887)	(34,560)
Funds held under reinsurance agreements	(1,513)	1,196
Reinsurance premiums payable	2,500	(245)
Premiums payable to other insureds	—	(13,986)
Accounts payable and other liabilities	2,557	(4,035)
Net cash provided by (used in) operating activities - discontinued operations	—	3,195
Net cash provided by (used in) operating activities	(43,882)	(32,679)
Cash Flows From Investing Activities
Purchases of investments	(301,149)	(193,590)
Proceeds from maturities and redemptions of investments	107,196	16,074
Proceeds from sales of investments	212,043	196,716
Proceeds from contingent consideration in CIS sale	10,000	—
Proceeds from CIS sale	—	51,778
Proceeds from SSU sale	—	6,500
Net cash provided by (used in) investing activities - discontinued operations	—	(7,184)
Net cash provided by (used in) investing activities	28,090	70,294
Cash Flows From Financing Activities
Issuance of Series B Preferred Stock	5,576	—
Issuance of Series C Preferred Stock	8,000	—
Issuance of stock warrants	1,924	—
Repayment of Series A Preferred Stock	—	(6,000)
Repayment of long-term debt	—	(14,250)
Dividends paid on Series A Preferred Stock	—	(439)
Redemption premium on Series A Preferred Stock	—	(397)
Net cash provided by (used in) financing activities	15,500	(21,086)
Net increase (decrease) in cash	(292)	16,529
Cash at beginning of period	27,654	11,125
Cash at end of period	27,362	27,654
Cash and cash equivalents of continuing operations at the end of period	$27,362	$27,654

The accompanying notes are an integral part of the Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Supplemental Disclosure of Cash Flow Information

(dollars in thousands)

	Year Ended December 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,351	$4,260
State Income taxes paid (refunded), net	143	1
Senior Secured Notes Call Premium	—	753

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation and Management Representation

On September 30, 2025, Conifer Holdings, Inc. changed its name to Presurance Holdings, Inc. On August 21, 2025, Conifer Insurance Company changed its name to Triassic Insurance Company.

The consolidated financial statements include accounts, after elimination of intercompany accounts and transactions, of Presurance Holdings, Inc., its wholly owned subsidiaries, Triassic Insurance Company ("TIC"), White Pine Insurance Company ("WPIC"), Red Cedar Insurance Company ("RCIC"), and VSRM, Inc. ("VSRM"). TIC, WPIC, and RCIC are collectively referred to as the "Insurance Company Subsidiaries." On a stand-alone basis, Presurance Holdings, Inc. is referred to as the "Parent Company" or "PHI." The consolidated entity is also referred to as the "Company."

Prior to the sale of Conifer Insurance Services ("CIS") the consolidated financial statements also included CIS which is presented under discontinued operations. CIS contained substantially all of the wholesale agency segment and was sold on August 30, 2024. See Note 2 ~ Discontinued Operations for further details.

VSRM used to own 50% of Sycamore Specialty Underwriters, LLC ("SSU"). In the third quarter of 2024, VSRM sold its 50% ownership to an entity owned by Andrew Petcoff for $6.5 million. Andrew Petcoff is the son of James Petcoff, the Company's former Executive Chairman and Co-Chief Executive Officer and beneficial owner of more than 5% of the Company's common stock. Andrew Petcoff purchased 50% of SSU from the Company on December 31, 2022, for $1,000.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities.

Business

Historically, the Company was engaged in the sale of property and casualty insurance products and organized its principal operations into three types of insurance businesses: commercial lines, personal lines, and agency business. The Company no longer has the agency business following the sales of both CIS and SSU. The Company used to underwrite a variety of specialty commercial insurance products, including commercial property, general liability, liquor liability and commercial automobile. Effective December 31, 2025, the Company no longer writes any commercial lines business. While this business is no longer written by the Company, the historical business contributes significantly to our exposure to loss reserve development.

As of December 31, 2025, the Company offers only homeowners insurance products in Texas, Illinois and Indiana. The Company’s corporate headquarters are located in Troy, Michigan.

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

Lease Accounting

The Company accounts for leases under ASC 842 Leases, which required the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value upon initial recognition, for all leases that extend beyond 12 months. For operating leases, the asset and liability are amortized over the lease term with expense recognized on a straight-line basis and all cash flows included in the operating section of the consolidated statement of cash flows. We do not have any financing leases. Our operating leases consist primarily of real estate utilized in the operation of our businesses with lease terms ranging from 3 to 5 years. Management calculated the right-to-use asset and lease liability using the Company's incremental borrowing rate. The Company records a right-of-use asset and lease liabilities included in Other Assets and Accounts Payable and Other Liabilities in the Consolidated Balance Sheets. As of December 31, 2025, the Company had a right-of-use asset of $120,000, and lease liability of $119,000. As of December 31, 2024, the Company had a right-of-use asset of $101,000 and lease liabilities of $102,000.

Investment Securities

Debt securities are classified as available-for-sale and reported at fair value. The Company determines the fair value using the market approach, which uses quoted prices or other relevant data based on market transactions involving identical or comparable assets. The Company classifies all of its debt securities as available for sale. The Company does not have any securities classified as held-to-maturity or trading.

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

To the extent that unearned premiums on existing policies are not adequate to cover the sum of expected losses and LAE, unamortized acquisition costs and policy maintenance costs, unamortized deferred policy acquisition costs are charged to expense to the extent required to eliminate the premium deficiency. If the premium deficiency is greater than the unamortized policy acquisition costs, a liability is recorded for any such deficiency. As of December 31, 2025 and 2024, there was no premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency exists. Management performs this evaluation at each insurance product line level.

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

The estimation of ultimate liability for unpaid losses and LAE is a complex process, and therefore involves a considerable degree of judgment and expertise. The Company utilizes various actuarially‑accepted reserving methodologies in deriving the continuum of expected outcomes and ultimately determining its estimated liability amount. These methodologies utilize various inputs, including but not limited to written and earned premiums, paid and reported losses and LAE, expected initial loss and LAE ratio, which is the ratio of incurred losses and LAE to earned premiums, and expected claim reporting and payout patterns (including company-specific and industry data). The liability for unpaid loss and LAE does not represent an exact measurement of liability, but is an estimate that is not directly or precisely quantifiable, particularly on a prospective basis, and is subject to a significant degree of variability over time. In addition, the establishment of the liability for unpaid losses and LAE makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in the Company’s historical experience or which cannot yet be quantified. As a result, an integral component of estimating the liability for unpaid losses and LAE is the use of informed subjective estimates and judgments about the ultimate exposure to unpaid losses and LAE. The effects of changes in the estimated liability are included in the results of operations in the period in which the estimates are revised.

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

The Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% cumulative likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and penalties related to tax positions in income tax expense.

As of December 31, 2025 and 2024, the Company did not have any unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 requires public business entities to disclose additional information with respect to the reconciliation of the effective tax rate to the statutory rate. Additionally, public business entities will need to disaggregate federal, state and foreign taxes paid in their financial statements. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this guidance beginning with the year ended December 31, 2025. The adoption primarily impacted the Company's income tax disclosures and did not have a material impact on the Company's consolidated financial statements.

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

Risks and Uncertainties

The Company is exposed to interest rate risks as it maintains a significant amount of its investment portfolio in debt securities. As of December 31, 2025, total net unrealized losses in the debt securities was $8.4 million. Management believes it will not need to sell debt securities at significant losses as it has the ability and intention to hold them until maturity or their values improve.

The Company is exposed to a concentration of risk. The go-forward business is currently only homeowners business. The Company has only one managing general agency ("MGA") generating all of the homeowners business. In addition, 79.5% of the homeowners business was written in Texas for 2025.

Company Liquidity

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our ability to service debt, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the holding company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the holding company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent

Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the years ended December 31, 2025 and 2024. However, there was a $4.0 million return-of-capital payment made by WPIC to PHI in 2025. We do not anticipate any dividends being paid to us from our insurance subsidiaries in the near term.

Due to significant losses in 2025 and 2024, much of which is attributable to strengthening reserves on the legacy commercial liability lines of business (which are now all in run-off), both Insurance Company Subsidiaries lacked sufficient capital to continue to underwrite the volume of business they have historically written. In particular, there was $12.3 million and $29.9 million of adverse development in TIC in 2025 and 2024, respectively. This resulted in the need for PHI to contribute a combined $16.0 million to TIC in the fourth quarter of 2024 and the first quarter of 2025. PHI contributed $6.5 million of cash to TIC in June 2025. PHI contributed all of its $7.6 million ownership interest in WPIC to TIC effective December 31, 2025, as further support to TIC's capital and surplus. Additionally, PHI contributed $3.0 million of cash to TIC in February 2026 which was included in TIC's reported statutory capital and surplus as of December 31, 2025. Even with these contributions, TIC fell within the Company Action Level of the Risk Based Capital ("RBC") with an RBC ratio of 236% and 156% as of December 31, 2025 and 2024, respectively, and is required to submit an updated plan of remediation to its domiciliary regulator. TIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2025.

To fund these additional contributions, PHI initially raised $7.5 million from the issuance of the Series B Preferred Stock in the first quarter of 2025. PHI also utilized proceeds from the second $10.0 million earnout from the CIS Sale, which were received in the second quarter of 2025. PHI raised $8.0 million from the issuance of the Series C Preferred Stock in December 2025. In February 2026, PHI completed a backstopped rights offering for $14.0 million which utilized a portion of the proceeds to redeem the $7.5 million Series B Preferred Stock and contribute the $3.0 million of cash to TIC from PHI in February 2026. To further support capital, PHI did not charge any services fees to the Insurance Company Subsidiaries during 2025 or 2024. WPIC no longer writes any business and TIC’s writings are significantly constrained by its diminished capital position.

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

As an effort to support TIC and WPIC during 2025 and 2024, PHI received no intercompany service fees from the Insurance Company Subsidiaries and has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

With the recently issued $14.0 million of common stock through a backstopped rights offering, proceeds of $8.0 million from the Series C Preferred Stock, anticipated go-forward revenue primarily from TIC, the potential receipt of a $10.0 million third earnout payment and the potential sale of available assets which could generate short-term cash flow and additional short-term financing available from existing investors, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

2. Discontinued Operations

On August 30, 2024, the Company completed the sale of all of the issued and outstanding membership interests of CIS to BSU Leaf Holdings LLC, a Delaware limited liability company (the "Buyer"), pursuant to the Interest Purchase Agreement, dated as of August 30, 2024 (the "CIS Agreement"), by and among the Company, Buyer and Buyer's parent (the "CIS Sale"). CIS comprised the Company’s managing general agency (“MGA”) business and was the legal entity used to implement the strategic shift to non risk-bearing revenue from an underwriting-based model. CIS also represented almost all of the wholesale agency segment. CIS and the related wholesale agency segment are now reported as discontinued operations for all periods presented. The Company sold CIS in order to generate liquidity to pay down debt and provide capital to the Insurance Company Subsidiaries.

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

Concurrently, Brian Roney, President of the Company, was appointed as the Company’s new Chief Executive Officer. The Company entered into a transition services agreement with the buyer to allow both parties to share resources for a certain period of time, in order to effectuate an orderly separation of the internal systems and operations. The Company incurred $145,000 and $104,000 of expense for the years ended December 31, 2025 and 2024, respectively, related to the transition services agreement.

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

The contingent consideration payments, in order of achievability are $5.0 million, $10.0 million and $10.0 million. The contingent consideration included in the gain on sale was calculated based on the fair value of the three contingent payments as of September 30, 2024, in accordance with ASC 820 - Fair Value Measurement. The first contingent payment was earned as of September 30, 2024, and received in December 2024. The second contingent payment was earned and received during the second quarter of 2025. The third contingent payment has not been earned as of December 31, 2025. The Company determined the fair value of the third contingent payment to be $4.3 million as of December 31, 2025. As fair value estimates change over time, subsequent measurement adjustments will be reflected in income or loss in the period of change. See Note 4 ~ Fair Value Measurements for further details.

There was significant judgment in deriving the fair value of the third $10.0 million contingent payment, including estimating the extent of time it will take to achieve the contingent payment, the credit quality of the buyer and, most importantly, the risk that the contingent payment may not be achieved at all. There is greater than an insignificant chance that we do not receive the third contingent payment. There are no provisions allowing for a partial payment of the contingent payment.

Total consideration on the sale of CIS was $59.5 million comprised of the initial cash consideration of $46.6 million, the fair value of the first contingent payment of $4.9 million, and the combined estimated fair value of the second and third contingent payments of $8.0 million as of August 30, 2024.

The gain on sale of CIS is calculated as follows:

Total consideration at closing	$46,552
First contingent consideration as of August 30, 2024	4,894
Second and third contingent considerations as of August 30, 2024	8,030
Total consideration	$59,476

Less:
Carrying value of CIS net assets	$556
Transaction costs and other adjustments	4,339
Gain on sale of CIS	$54,581

The major assets and liabilities that comprise the carrying value of CIS’s net assets as of August 30, 2024 are presented as follows:

August 30, 2024

Cash	$7,184
Premiums receivable	30,603
Other assets	2,190
Total assets	$39,977

Less:
Premiums payable	$33,272
Commissions payable	1,800
Unearned commissions	2,052
Other liabilities	2,297
Total liabilities	$39,421

Total carrying value of CIS net assets	$556

Under ASC 205, the disposition of CIS meets the criteria for discontinued operations. Accordingly, net income of CIS for all periods presented have been classified as Net Income from Discontinued Operations in the Consolidated Statements of Operations for all periods presented. The gain on the sale of CIS and SSU (described below) are both presented in the Net Income from Discontinued Operations in the Consolidated Statements of Operations.

In connection with the sale of CIS, the Company also disposed of its equity method investment in Sycamore Specialty Underwriters, LLC ("SSU") on August 30, 2024. The Company’s investment in SSU, and other small agency operations outside of CIS which were discontinued, were included in the presentation of discontinued operations.

As part of the transactions, the Company and CIS entered into a new program administrator agreement (the “CIS PAA”) and a claims administration agreement. A small portion of the total commercial premium volume has remained with the Company, produced through CIS, under the CIS PAA and CIS will continue to handle all of the Companies outstanding and new claims. The Company also entered into a new program administrator agreement with SSU to produce and underwrite the remaining homeowners business. Management expects the CIS PAA to not generate significant business going forward, however the claims administration under CIS and the homeowners business through SSU, is expected to continue for the foreseeable future.

For the year ended December 31, 2025, the Company incurred a gain on commission expense of $39,000 for business produced by CIS, as the Company's commercial lines were in runoff during 2025. For the year ended December 31, 2025, the Company incurred $13.9 million of gross commission expense for business produced by SSU. The Company also incurred $4.4 million for claims administration expense for claims services performed by CIS during 2025.

After the completion of the sale in 2024, the Company incurred commission expense of $1.6 million for business produced by CIS, $1.5 million for claims administration expense for claims services performed by CIS and $2.4 million of commission expense for business produced by SSU from September 1, 2024 through December 31, 2024.

Below represents statements of operations of the discontinued operations for the year ended December 31, 2024:

Discontinued Operations
Consolidated Statement of Operations	Year Ended December 31,
2024
Revenue and Other Income from operations
Commission revenue	$32,944
Investment income	86
Other income	376
Total revenue and other income from operations	33,406

Expenses
Policy acquisition costs	29,099
Administrative expenses	5,023
Total expenses	34,122

Income (loss) from operations before income taxes	(716)

Gains from sale and disposal transactions
Gain on sale of CIS	54,581
Gain on sale of SSU	6,459
Gain from sale of renewal rights	—
Total gains from sale and disposal transactions	61,040

Income before income taxes	60,324
Equity earnings (loss) in Affiliate, net of tax	97
Income tax expense (benefit)	1,834
Net income from discontinued operations	$58,587

The Company’s accounting policy for net cash received from the sale of discontinued operations is to show a cash inflow from investing activities in continuing operations. As such, the Company reflected $54.8 million in proceeds received from the sale of discontinued operations in the investing section of our cash flow for the year ended December 31, 2024.

Below represents statements of cash flows of the discontinued operations for the year ended December 31, 2024:

Discontinued Operations Statement of Cash Flows	Year Ended December 31,
2024
Cash flows from Operating Activities
Net income from discontinued operations	$58,587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on sale of CIS	(54,581)
Gain on sale of SSU	(6,459)
Gain from sale of renewal rights	—
Deferred income tax expense	—
Equity (earnings) loss in subsidiary	(97)
Allocated expense from Corporate	1,147
Other	755

Changes in Assets & Liabilities:
Premiums receivable	(30,598)
Settlement of intercompany balances	(2,507)
Change in deferred acquisition costs	1,933
Intercompany receivables	4,154
Other receivables	(1,692)
Income taxes payable	(655)
Premiums payable	33,272
Other liabilities	3,463
Net cash provided by (used in) operating activities	6,722

Cash flows from Investing Activities
Cash disposed in CIS sale	(7,184)
Proceeds from sale of renewal rights	—
Additional true-up Contribution to SSU	—
Net cash provided by (used in) investing activities	(7,184)

Change in cash from discontinued operations	(462)
Cash at beginning of period from discontinued operations	462
Cash at end of period from discontinued operations	-

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

Debt Payoff and Series A Preferred Stock Redemption

With a portion of the proceeds from the CIS Sale, the Company paid off 100% of the $9.3 million privately placed 12.5% Senior Secured Note which were outstanding at August 30, 2024 (the "Senior Secured Notes"), and redeemed 100% of the $6.0 million of the Series A Preferred Stock. The Company incurred a redemption premium of $397,000 from the Series A Preferred Stock, and recorded the premium as additional dividends paid on the Series A Preferred Stock. See Note 8 ~ Debt and Note 12 ~ Shareholders' Equity for more information.

3. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the twelve months ended December 31, 2025 and 2024. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses were $8.4 million and $12.3 million as of December 31, 2025 and 2024, respectively. The gross unrealized losses were from the Company's available-for-sale securities are due to market conditions and interest rate changes. Management believes it will not need to sell its available-for-sale securities at significant losses as it has the ability and intention to hold them until maturity or until their values improve.

The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of the investments in securities classified as available-for-sale at December 31, 2025 and 2024 were as follows (dollars in thousands):

	December 31, 2025
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$4,596	$21	$(12)	$4,605
State and local government	20,194	4	(2,982)	17,216
Corporate debt	25,170	1	(1,407)	23,764
Asset-backed securities	20,962	33	(22)	20,973
Mortgage-backed securities	22,258	—	(3,690)	18,568
Commercial mortgage-backed securities	1,054	—	(48)	1,006
Collateralized mortgage obligations	2,435	—	(262)	2,173
Total debt securities available for sale	$96,669	$59	$(8,423)	$88,305

	December 31, 2024
	Cost or	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Debt securities:
U.S. Government	$4,573	$4	$(75)	$4,502
State and local government	21,933	—	(3,810)	18,123
Corporate debt	33,543	—	(2,903)	30,640
Asset-backed securities	28,432	84	(83)	28,433
Mortgage-backed securities	24,605	—	(4,940)	19,665
Commercial mortgage-backed securities	1,899	1	(69)	1,831
Collateralized mortgage obligations	2,842	—	(371)	2,471
Total debt securities available for sale	$117,827	$89	$(12,251)	$105,665

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2025
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	—	$-	$-	2	$550	$(12)	2	$550	$(12)
State and local government	—	—	—	96	16,327	(2,982)	96	16,327	(2,982)
Corporate debt	—	—	—	48	22,763	(1,407)	48	22,763	(1,407)
Asset-backed securities	3	3,531	(2)	1	209	(20)	4	3,740	(22)
Mortgage-backed securities	—	—	—	64	18,563	(3,690)	64	18,563	(3,690)
Commercial mortgage -backed securities	1	145	(1)	2	861	(47)	3	1,006	(48)
Collateralized mortgage obligations	—	—	—	25	2,172	(262)	25	2,172	(262)
Total debt securities available for sale	4	3,676	(3)	238	61,445	(8,420)	242	65,121	(8,423)

	December 31, 2024
	Less than 12 months			12 months or More			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt securities:
U.S. Government	5	$2,208	$(13)	5	$1,657	$(62)	10	$3,865	$(75)
State and local government	3	1,068	(23)	104	17,055	(3,787)	107	18,123	(3,810)
Corporate debt	1	95	(5)	63	30,545	(2,898)	64	30,640	(2,903)
Asset-backed securities	1	298	(1)	6	5,630	(82)	7	5,928	(83)
Mortgage-backed securities	1	5	(1)	65	19,660	(4,939)	66	19,665	(4,940)
Commercial mortgage -backed securities	—	—	—	2	1,066	(69)	2	1,066	(69)
Collateralized mortgage obligations	—	—	—	29	2,471	(371)	29	2,471	(371)
Total debt securities available for sale	11	$3,674	$(43)	274	$78,084	$(12,208)	285	$81,758	$(12,251)

The Company’s sources of net investment income are as follows (dollars in thousands):

	December 31,
	2025	2024
Debt securities	$3,902	$4,450
Equity securities	10	31
Cash, cash equivalents, and short-term investments	1,354	1,505
Total investment income	5,266	5,986
Investment expenses	(229)	(223)
Net investment income	$5,037	$5,763

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt securities and equity securities, as follows (dollars in thousands):

	December 31,
	2025	2024
Debt securities:
Gross realized gains	$11	$10
Gross realized losses	(249)	(17)
Total debt securities	(238)	(7)
Equity securities:
Gross realized gains	—	—
Gross realized losses	(478)	(118)
Total equity securities	(478)	(118)
Total net realized investment gains	$(716)	$(125)

Proceeds from the sales of available-for-sale securities were $6.1 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively.

The gross realized gains from sales of available-for-sale securities for the years ended December 31, 2025 and 2024 were $11,000 and $10,000, respectively. The gross realized losses from sales of available-for-sale securities for the years ended December 31, 2025 and 2024 were $249,000 and $17,000, respectively.

As of December 31, 2025 and 2024, there were $0 of payables from securities purchased, respectively. As of December 31, 2025 and 2024, there were $0 of receivables from securities sold, respectively.

The Company's gross unrealized losses related to its equity investments were $79,000 and $584,000 as of December 31, 2025 and 2024, respectively. The Company's gross unrealized gains related to its equity investments were $80,000 and $350,000 as of December 31, 2025 and 2024, respectively.

Proceeds from sales of short-term investments were $186.0 million and $124.7 million for the years ended December 31, 2025, and 2024, respectively. Purchases of short-term investments were $283.2 million and $188.4 million for the years ended December 31, 2025 and 2024, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value and are recorded at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There was no impairment or observable changes in price recorded during 2025 and 2024 related to the Company's equity securities without readily determinable fair value. These investments are a component of Other Assets in the Consolidated Balance Sheets. The value of these investments as of December 31, 2025 and December 31, 2024 were $250,000, respectively.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2025. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,465	$7,426
Due after one year through five years	22,745	21,714
Due after five years through ten years	10,863	9,667
Due after ten years	8,887	6,778
Securities with contractual maturities	49,960	45,585
Asset-backed securities	20,962	20,973
Mortgage-backed securities	22,258	18,568
Commercial mortgage-backed securities	1,054	1,006
Collateralized mortgage obligations	2,435	2,173
Total debt securities	$96,669	$88,305

At December 31, 2025 and 2024, the Insurance Companies Subsidiaries had an aggregate of $8.5 million and $8.3 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At December 31, 2025 and 2024, the Company had $98.8 million and $108.4 million held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. Approximately $98.0 million of the trust account balances are for collateral of gross unearned premiums and gross loss reserves of the fronted business on the Security Program and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the unearned premiums run off to zero and loss reserves are paid on these programs, the remaining trust balances will be released and available for general use. It is expected to take approximately seven years for a large majority of the balances to be released with approximately 50% being released in the next few years.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,605	$—	$4,605	$—
State and local government	17,216	—	17,216	—
Corporate debt	23,764	—	23,764	—
Asset-backed securities	20,973	—	20,973	—
Mortgage-backed securities	18,568	—	18,568	—
Commercial mortgage-backed securities	1,006	—	1,006	—
Collateralized mortgage obligations	2,173	—	2,173	—
Total debt securities	88,305	—	88,305	—
Equity Securities	313	93	220	—
Short-term investments	24,725	22,204	2,521	—
Total marketable investments measured at fair value	$113,343	$22,297	$91,046	$—

Investments measured at NAV:
Investment in limited partnership	964
Total investments measured at fair value	$114,307

Contingent considerations from CIS sale	4,290	—	—	4,290
Total assets measured at fair value	$118,597

Liabilities:
Funds-withheld obligation	$21,284	$—	$21,284	$—
Total Liabilities	$21,284	$—	$21,284	$—

	December 31, 2024
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,502	$—	$4,502	$—
State and local government	18,123	—	18,123	—
Corporate debt	30,640	—	30,640	—
Asset-backed securities	28,433	—	28,433	—
Mortgage-backed securities	19,665	—	19,665	—
Commercial mortgage-backed securities	1,831	—	1,831	—
Collateralized mortgage obligations	2,471	—	2,471	—
Total debt securities	105,665	—	105,665	—
Equity Securities	311	91	220	—
Short-term investments	21,151	21,151	—	—
Total marketable investments measured at fair value	$127,127	$21,242	$105,885	$—

Investments measured at NAV:
Investment in limited partnership	1,292
Total investments measured at fair value	$128,419

Contingent considerations from CIS sale	8,070	—	—	8,070
Total assets measured at fair value	$136,489

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 20% and 17% of the fair value of the total marketable investments measured at fair value as of December 31, 2025 and December 31, 2024, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds, corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 80% and 83% of the fair value of the total marketable investments measured at fair value as of December 31, 2025 and December 31, 2024, respectively.

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

As of December 31, 2025, the Company had an asset for contingent consideration related to the CIS Sale. The fair value measurement of the contingent consideration asset was determined using Level 3 inputs. The Company determined the fair value of the third contingent payment to be $4.3 million, as of December 31, 2025. The fair value was calculated based on the average of 20,000 simulations of a Monte Carlo analysis performed using Geometric Brownian Motion. Key assumptions in the analysis included the following as of December 31, 2025:

Contingent Consideration

Discount rate	12.5%
Gross revenue risk adjustment	2.9%
Gross revenue volatility	15.0%
Risk-free rate	3.5%
Weighted average cost of capital	10.5%

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

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. The tables below shows a rollforward of Level 3 assets and liabilities held at fair value during the twelve months ended December 31, 2025 and December 31, 2024, respectively (dollars in thousands):

	Balance as of January 1, 2025	Additions into Level 3	Subtractions out of Level 3 *	Change in Fair Value	Balance as of December 31, 2025
Contingent considerations	8,070	$—	$(9,785)	$6,005	$4,290
Total recurring Level 3 assets	8,070	$—	$(9,785)	$6,005	$4,290

* The $9.8 million of subtractions out of the Level 3 contingent considerations were due to the Company receiving payment from the second contingent consideration in the second quarter of 2025.

	Balance as of January 1, 2024	Additions into Level 3	Subtractions out of Level 3 **	Change in Fair Value	Balance as of December 31, 2024
Contingent considerations	—	$12,924	$(4,894)	$40	$8,070
Total recurring Level 3 assets	—	$12,924	$(4,894)	$40	$8,070

** The $4.9 million of subtractions out of the Level 3 contingent considerations were due to the Company receiving payment from the first contingent consideration in the fourth quarter of 2024.

Fair Value of Financial Instruments Not Measured at Fair Value on the Condensed Consolidated Balance Sheets

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2025 was approximately $12.2 million and $9.2 million, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2024 were both approximately $11.9 million.

As of December 31, 2025, the fair value measurement of the mandatorily redeemable Series B Preferred Stock was determined using a trinomial lattice. This model was selected in consideration of the Company's optional redemption rights. The carrying value and estimated fair value of the mandatorily redeemable Series B Preferred Stock as of December 31, 2025 was approximately $6.4 million and $6.3 million, respectively.

As of December 31, 2025, determined that the carrying value and estimated fair value of the mandatorily redeemable Series C Preferred Stock were both $8.0 million as of December 31, 2025, since the issuance date was only nine days before the reporting date.

5. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years December 31, 2025 and 2024. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	December 31,
	2025	2024
Balance at beginning of period	$6,380	$6,405
Deferred policy acquisition costs	4,721	13,310
Amortization of policy acquisition costs	(8,405)	(13,335)
Net change	(3,684)	(25)
Balance at end of period	$2,696	$6,380

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

The table below provides the changes in the reserves for losses and LAE, net of recoverables from reinsurers, for the periods indicated (dollars in thousands):

	December 31,
	2025	2024
Gross reserves - beginning of period	$189,285	$174,612
Less: reinsurance recoverables on unpaid losses	84,490	70,807
Net reserves - beginning of period	104,795	103,805
Add: incurred losses and loss adjustment expenses, net of reinsurance
Current period	24,829	39,587
Prior period	13,712	33,715
Total net incurred losses and loss adjustment expenses	38,541	73,302
Deduct: loss and loss adjustment expense payments, net of reinsurance
Current period	15,874	24,536
Prior period	45,109	47,776
Total net loss and loss adjustment expense payments	60,983	72,312
Net reserves - end of period	82,353	104,795
Plus: reinsurance recoverables on unpaid losses	63,909	84,490
Gross reserves - end of period	$146,262	$189,285

There was $13.7 million and $33.7 million of adverse development on prior accident year reserves in 2025 and 2024, respectively. There were no significant changes in the key methods utilized in the analysis and calculations of the Company’s reserves during 2025 and 2024.

Of the $13.7 million in adverse development in 2025, $11.2 million was related to the Company's legacy commercial lines of business, while $2.5 million was related to the Company's personal lines of business. Of the $11.2 million of adverse development in the commercial lines of business, $8.2 million was experienced in the Company's hospitality programs and $4.0 million was experienced in the Company's small business programs, most notably the Security Guard program.

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

Loss Development Tables

The following tables represent cumulative incurred loss and allocated loss adjustment expenses ("ALAE"), net of reinsurance, by accident year and cumulative paid loss and ALAE, net of reinsurance, by accident year, for the years ended December 31, 2016 to 2025, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2025, by reportable segment and accident year (dollars in thousands). The tables do not include reinsurance recoverables from the LPT.

The 2025 and 2024 columns in the commercial lines incurred loss tables below do not include reinsurance recoverables on unpaid losses related to the LPT of $3.4 million and $10.6 million, respectively. The 2025 and 2024 columns in the commercial lines incurred loss tables below do not include reinsurance recoverables on paid losses related to the LPT of $0 and $3.4 million, respectively.

Commercial Lines
Incurred loss and allocated loss adjustment expenses, net of reinsurance
											Total IBNR	Cumulative number of reported claims
Accident
Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	2025	2025
2016	32,396	34,935	40,440	44,355	46,089	46,993	48,677	49,162	49,349	49,726	1	1
2017		44,251	44,495	49,749	51,883	55,589	56,649	59,149	59,366	59,720	2	2
2018			42,624	42,432	49,741	55,261	60,102	61,881	64,349	66,413	3	2
2019				41,286	42,129	46,329	55,263	59,028	60,464	60,037	(108)	95
2020					33,867	35,328	39,193	43,918	47,731	46,499	1,274	74
2021						40,388	42,266	48,650	58,682	63,268	3,509	203
2022							41,708	49,751	61,647	64,216	6,817	3,904
2023								39,456	45,921	47,081	11,725	4,294
2024									16,949	18,583	4,029	9,891
2025										4,137	1,808	20,829
									Total	$479,680	$29,060

Commercial lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident
Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	10,255	19,135	27,785	37,967	41,945	43,644	46,957	48,557	48,877	49,353
2017		12,448	23,020	34,205	42,308	47,148	52,800	57,304	58,523	58,634
2018			10,375	19,799	31,633	41,577	50,508	57,114	61,365	64,531
2019				10,078	20,462	28,958	39,893	50,369	55,117	58,455
2020					10,217	17,332	24,225	33,354	39,508	43,044
2021						12,870	21,313	30,478	42,714	51,618
2022							12,839	22,892	34,451	46,980
2023								8,486	14,869	23,835
2024									6,776	10,093
2025										$1,332
									Total	$407,875

Net Unpaid losses and ALAE, years 2016 through 2025										$71,805
Unpaid losses and ALAE, prior to 2016*										889
Unpaid Losses, LPT										(3,432)
Unpaid losses and ALAE, net of reinsurance										$69,262

* Presented as unaudited required supplementary information.

Personal Lines
Incurred loss and allocated loss adjustment expenses, net of reinsurance
											Total IBNR	Cumulative number of reported claims
Accident	For the years ended December 31,
Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	2025	2025
2016	11,619	13,418	14,949	15,550	15,655	15,634	15,679	15,681	15,681	15,681	—	2,156
2017		14,058	13,550	14,493	14,793	14,911	14,957	14,955	14,962	14,962	—	1,816
2018			5,893	6,378	6,283	6,382	6,298	6,336	6,333	6,333	—	2,914
2019				3,099	2,712	2,898	2,862	2,867	2,859	2,859	—	803
2020					2,339	2,590	2,636	2,619	2,617	2,617	—	341
2021						4,409	4,332	4,240	4,212	4,215	—	324
2022							9,404	8,122	8,109	8,202	22	50
2023								19,444	19,717	19,823	684	—
2024									19,038	21,045	684	776
2025										17,718	3,940	3,168
									Total	$113,455	$5,330

Personal lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident	For the years ended December 31,
Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	7,119	11,238	14,442	15,110	15,351	15,452	15,679	15,681	15,681	15,681
2017		8,320	12,944	14,004	14,526	14,866	14,957	14,955	14,962	14,962
2018			4,296	5,618	6,100	6,242	6,244	6,333	6,333	6,333
2019				2,119	2,604	2,692	2,850	2,859	2,859	2,859
2020					1,307	2,455	2,605	2,619	2,617	2,617
2021						3,022	3,980	4,081	4,195	4,198
2022							5,397	7,923	8,088	8,184
2023								16,170	18,760	19,666
2024									15,521	19,761
2025										12,136
									Total	$106,397

Net Unpaid losses and ALAE, years 2016 through 2025										$7,058
Unpaid losses and ALAE, prior to 2016*										—
Unpaid losses and ALAE, net of reinsurance										$7,058

* Presented as unaudited required supplementary information.

Total Lines
Incurred loss and allocated loss adjustment expenses, net of reinsurance
											Total IBNR	Cumulative number of reported claims
Accident
Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025		2025
2016	44,015	48,353	55,389	59,905	61,744	62,627	64,356	64,843	65,030	65,407	1	2,157
2017		58,309	58,045	64,242	66,676	70,500	71,606	74,104	74,328	74,682	2	1,818
2018			48,517	48,810	56,024	61,643	66,400	68,217	70,682	72,746	3	2,916
2019				44,385	44,841	49,227	58,125	61,895	63,323	62,896	(108)	898
2020					36,206	37,918	41,829	46,537	50,348	49,116	1,274	415
2021						44,797	46,598	52,890	62,894	67,483	3,509	527
2022							51,112	57,873	69,756	72,418	6,839	3,954
2023								58,900	65,638	66,904	12,409	4,294
2024									35,987	39,628	4,713	10,667
2025										21,855	5,748	23,997
									Total	$593,135	$34,390	51,643

Total lines
Cumulative paid loss and allocated loss adjustment expenses, net of reinsurance
Accident
Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	17,374	30,373	42,227	53,077	57,296	59,096	62,636	64,238	64,558	65,034
2017		20,768	35,964	48,209	56,834	62,014	67,757	72,259	73,485	73,596
2018			14,671	25,417	37,733	47,819	56,752	63,447	67,698	70,864
2019				12,197	23,066	31,650	42,743	53,228	57,976	61,314
2020					11,524	19,787	26,830	35,973	42,125	45,661
2021						15,892	25,293	34,559	46,909	55,816
2022							18,236	30,815	42,539	55,164
2023								24,656	33,629	43,501
2024									22,297	29,854
2025										13,468
								Total		$514,272

Net Unpaid losses and ALAE, years 2016 through 2025										$78,863
Unpaid losses and ALAE, prior to 2016*										889
Unpaid losses, LPT										(3,432)
Unpaid losses and ALAE, net of reinsurance										$76,320

* Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2025, by reportable segment (dollars in thousands).

December 31, 2025
Net unpaid losses claims and ALAE
Commercial Lines	$69,262
Personal Lines	7,058
Total unpaid losses and LAE, net of reinsurance	76,320
Reinsurance recoverable on losses and LAE
Commercial Lines	60,619
Personal Lines	3,290
Total reinsurance recoverable on unpaid losses and LAE	63,909
ULAE expense
Commercial lines	5,669
Personal Lines	364
Total ULAE expense	6,033
Total gross unpaid losses and LAE	$146,262

Loss Duration Disclosure (unaudited)

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance, for each reportable segment.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10+
Commercial Lines	35.8%	22.3%	17.6%	12.5%	9.1%	2.3%	0.3%	0.1%	0.0%	0.0%
Personal Lines	72.7%	17.5%	9.0%	0.7%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%
Total Lines	38.2%	22.0%	17.0%	11.7%	8.5%	2.2%	0.3%	0.1%	0.0%	0.0%

7. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.

Effective June 1, 2025, the Company was party to a new quota share reinsurance agreement wherein it cedes 50% of written premiums, and unearned premiums as of the effective date, on substantially all of its homeowners business. This agreement generated $19.8 million of ceded written premiums in 2025. The agreement allows for a sliding-scale ceding commission depending on the performance of the underlying business. We calculated the ceding commission based on a 36.2% rate.

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

The Company entered into new specific loss reinsurance treaties on December 31, 2021 and January 1, 2022 that included a 40% ceding commission. The reinsurance premiums related to these treaties increased by the same amount as the ceding commission. The ceding commissions were carried forward under the 2024 treaties with substantially similar terms, and most agreements ran off in 2025.

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
•
Effective January 1, 2025 through December 31, 2025, the Company was party to a workers' compensation reinsurance treaty.
•
Effective January 1, 2023 through December 31, 2024, the Company was party to a workers' compensation and casualty clash reinsurance treaty with a limit of $29.0 million in excess of $1.0 million. This treaty ran off in 2025.

Facultative

•
The Company was party to a facultative reinsurance agreement with a large reinsurer for commercial auto physical damage risks primarily in excess of $400,000.
•
The Company was party to a facultative reinsurance agreement with a large reinsurer for property risks with total insured values above the other reinsurance treaty limits.

Liability

•
Effective January 1, 2022 through December 31, 2024, the Company was party to an excess of loss reinsurance treaty for commercial liability coverage with a limit of $600,000 in excess of $400,000. This treaty ran off in 2025.

Property

•
Effective January 1, 2025 through December 31, 2025, the Company was party to an excess of loss reinsurance treaty for personal property coverage with a limit of $1.5 million in excess of $500,000, for homeowners' and dwelling fire business.
•
Effective January 1, 2024 through December 31, 2024, the Company was party to an excess of loss reinsurance treaty for personal property coverage with a limit of $1.6 million in excess of $400,000, for homeowners' and dwelling fire business.
•
Effective January 1, 2024, through December 31, 2024, the Company was party to an excess of loss reinsurance treaty for commercial property coverage with a limit of $7.6 million in excess of $400,000. This treaty ran off in 2025.
•
At December 31, 2025, the Company was covered for property catastrophe losses up to $56.0 million in excess of $4.0 million retention for the first event. This treaty terminates on June 1, 2026.
•
At December 31, 2024, the Company was covered for property catastrophe losses up to $27.0 million in excess of $3.0 million retention for the first event. This treaty terminated on June 1, 2025.
•
At January 1, 2024, the Company was covered for property catastrophe losses up to $27.0 million in excess of a $3.0 million retention for the first event. This treaty terminated on June 1, 2024.

Quota Share

•
Under a quota share agreement, the reinsurer pays a percentage of all losses the insurer sustains in return for a similar percent of the premiums written on that risk. A ceding commission is paid by the reinsurer to the insurer to cover acquisition and operating expenses.
•
The Company ceded 50% of its homeowners property business under a quota share treaty.
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

Loss Portfolio Transfer

•
On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement with Fleming Reinsurance Ltd (“Fleming Re”). Under the agreement, Fleming Re will cover an aggregate limit of $66.3 million of paid losses on $40.8 million of stated net reserves as of June 30, 2022, relating to accident years 2019 and prior. Within the aggregate limit, there is a $5.5 million loss corridor in which the Company retains losses in excess of $40.8 million. Fleming Re is then responsible to cover paid losses in excess of $46.3 million up to $66.3 million. Accordingly, there is $20.0 million of adverse development cover for accident years 2019 and prior. Recoverables due to the Company under this agreement are recorded as reinsurance recoverables. The agreement is between TIC and WPIC and Fleming Re.
•
As of December 31, 2025, the Company has recorded losses through the $5.5 million corridor and $16.5 million into the $20.0 layer of the LPT. Due to the insolvency of the reinsurer, we do not expect any additional recoveries from the loss portfolio transfer.
•
As of December 31, 2025, the Consolidated Balance Sheet included $3.4 million of fully collateralized reinsurance recoverables on unpaid losses related to the LPT.

•
As of December 31, 2024, the Company had recorded losses through the $5.5 million corridor and $14.0 million into the $20.0 million layer.
•
As of December 31, 2024, the Consolidated Balance Sheet included $3.4 million of reinsurance recoverables on paid losses related to the LPT and $10.6 million of reinsurance recoverables on unpaid losses related to the LPT.

The Company assumes written premiums under a few fronting arrangements. The fronting arrangements are with unaffiliated insurers who write on behalf of the Company in markets that require a higher A.M. Best rating than the Company’s rating, or where the policies are written in a state where the Company is not licensed or for other strategic reasons.

The Company assumed $3,000 and $1.5 million of written premiums under the insurance fronting arrangements for the years ended December 31, 2025 and 2024, respectively.

The following table presents the effects of reinsurance and assumed reinsurance transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Year Ended December 31,
	2025	2024
Written premiums:
Direct	$59,837	$70,555
Assumed	3	1,498
Ceded	(38,492)	(22,715)
Net written premiums	$21,348	$49,338

Earned premiums:
Direct	$64,603	$88,868
Assumed	125	17,744
Ceded	(32,341)	(45,750)
Net earned premiums	$32,387	$60,862

Loss and loss adjustment expenses:
Direct	$48,212	$70,122
Assumed	5,021	46,010
Ceded	(14,692)	(42,830)
Net loss and LAE	$38,541	$73,302

8. Debt

The Company has $12.9 million of gross senior unsecured notes (the "notes") outstanding as of December 31, 2025.

On August 30, 2024, the Company paid off all of its $9.3 million of outstanding senior secured notes with the proceeds from the CIS Sale. The Company incurred a $753,000 call premium from the paydown of the senior secured notes. The Company amortized through interest expense $771,000 of debt issuance costs related to the paydown of the senior secured notes.

A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of December 31, 2025			As of December 31, 2024
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$12,887	$700	$12,187	$12,887	$955	$11,932

Senior Unsecured Notes

The notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the notes, in whole or in part, at face value at any time after September 30, 2025.

In December 2024, the Company bought back $5.0 million of its outstanding notes at a 10.0% discount. The Company recognized a $500,000 gain from the buyback that is included in Other Gains on the Consolidated Statement of Operations. The Company amortized through interest expense $379,000 of debt issuance costs related to the $5.0 million buyback of the notes.

Financial Debt Covenants

The Company was not subject to any restrictive financial debt covenants as of December 31, 2025, following its paydown of the senior secured notes on August 30, 2024.

Scheduled Principal Payments

The scheduled principal payment of the Parent Company's debt as of December 31, 2025 is $16.9 million due on September 30, 2028, of which $4.0 million will be paid to TIC.

Funds-Withheld Obligation

Included in Funds held under reinsurance agreements in the Condensed Consolidated Balance Sheets are $21.3 million and $23.7 million as of December 31, 2025, and December 31, 2024, respectively, of a funds-withheld obligation relating to one reinsurance agreement which is accounted for as an embedded derivative. Changes to the funds-withheld obligation due to fair value changes of the underlying asset portfolio are included in Operating and other expenses on the Condensed Consolidated Statements of Operation. The change in the fair value of the underlying asset portfolio was $1.2 million and $2.0 million for the twelve months ended December 31, 2025 and 2024, respectively.

9. Mandatorily Redeemable Preferred Stock

Series C Preferred Stock

On December 23, 2025, the Company issued a total of $8.0 million of its newly designated non-convertible mandatorily redeemable Series C Preferred Stock, no par value, through a private placement of 1,600 preferred shares priced at $5,000 per share that matures on April 2, 2027, to Clarkston Companies, Inc., an entity affiliated with Jeffrey Hakala, a member of the Board of Directors of the Company.

The Series C Preferred Stock requires quarterly dividend payments at a dividend rate of 15.0% per annum. The Company recorded $30,000 of interest expense for the twelve months ended December 31, 2025, related to the dividends from the Series C Preferred Stock.

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

The Series B Preferred Stock requires quarterly dividend payments at a rate equal to the prime rate of Waterford Bank, N.A. plus 600 basis points, or 12.0%, whichever is higher. As of December 31, 2025, this equated to an annualized rate of 13.0%. The Company recorded $838,000 of interest expense for the twelve months ended December 31, 2025, related to the dividends from the Series B Preferred Stock.

The $7.5 million of Series B Preferred Stock, and the Warrants issued contemporaneously, were both fair valued as of the issuance date. The Warrants were valued at $1.9 million and the Series B Preferred Stock was valued at $5.6 million. The fair value of the Warrants was recorded as additional paid-in capital. The fair value measurement of the mandatorily redeemable Series B Preferred Stock was determined using a trinomial lattice model. The model was selected in consideration of the Company's optional redemption rights. Key assumptions in the analysis included the following as of the date of issuance:

Mandatorily Redeemable Preferred Stock

Yield Volatility	20.0%
Risk-free Rate	3.9%
Selected Credit Spread	29.3%
Term	1.92 years

The total liability recorded for the Series B Preferred Stock was $5.6 million. The Series B Preferred Stock liability will be accreted to its maximum redemption value over the term maturing on December 31, 2026, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments to the interest expense. The Series B Preferred Stock accreted by $804,000 for the year ended December 31, 2025.

The value of the Warrants increased book value through additional paid-in capital by $0.16 per share. Over time, as the preferred stock liability increases to $7.5 million face value, the $0.16 per share of book value will decrease through retained earnings.

The scheduled principal payment of the Company's Series B Preferred Stock is $7.5 million due on December 31, 2026.

The Company redeemed all of the $7.5 million of Series B Preferred Stock in February 2026. See Note 20 ~ Subsequent Events for further details.

10. Income Taxes

At December 31, 2025, the Company had current income tax receivable of $128,000 included in other assets in the consolidated balance sheets. At December 31, 2024, the Company had current income tax receivable of $130,000 included in other assets in the consolidated balance sheets.

The income tax expense (benefit) from continuing operations is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2025	2024
Current state tax expense (benefit)	$151	$(1,844)
Current federal tax expense (benefit)	(10)	4
Deferred tax expense (benefit)	—	—
Total income tax expense (benefit)	$141	$(1,840)

The following is a reconciliation of the statutory federal income tax rate from continuing operations to the Company's effective tax rate from continuing operations for the tax years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025		2024
Income (loss) before income taxes	$(18,297)		$(36,080)
Statutory U.S. federal income tax rate	(3,842)	21.0%	(7,577)	21.0%
State income taxes, net of federal benefit	(260)	1.4%	2,753	-7.6%
Tax‑exempt investment income and dividend received deduction	(3)	0.0%	(9)	0.0%
Nondeductible meals and entertainment	5	0.0%	43	-0.1%
Change in valuation allowance on deferred tax assets	4,420	-24.2%	2,708	-7.5%
Other	(179)	1.0%	242	-0.7%
Income tax expense (benefit)	$141	-0.8%	$(1,840)	5.1%

The Company had a state income tax benefit, net of federal benefit of $260,000 for the year ended December 31, 2025. A majority of this amount was related to an increase in state net operating losses in the state of Michigan during 2025.

The Company had state income tax expense, net of federal benefit of $2.8 million for the year ended December 31, 2024. A majority of this amount was related to the Company utilizing its state net operating loss carryforwards related to the state of Michigan during 2024.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	2025	2024
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$1,487	$1,774
Unearned premiums	596	1,079
Net operating loss carryforwards	16,794	13,647
Net unrealized losses on investments	1,756	2,603
State net operating loss carryforwards	4,213	3,890
Other	80	218
Gross deferred tax assets	24,926	23,211
Less valuation allowance	(22,905)	(19,747)
Total deferred tax assets, net of allowance	2,021	3,464
Deferred tax liabilities:
Investment basis difference	546	348
Tax rate change transition discounting	—	45
Deferred policy acquisition costs	135	909
Installment sale gain	1,061	1,816
Deferred intercompany gain	141	141
Intangible assets	115	115
Other	23	90
Total deferred tax liabilities	2,021	3,464
Net deferred tax liability	$—	$—

As of December 31, 2025, the Company has net operating loss carryforwards for federal income tax purposes of $80.0 million, of which $68.6 million expire in tax years 2030 through 2045 and $11.4 million never expire. Of this amount, $8.0 million are limited in the amount that can be utilized in any one year and may expire before they are realized under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $89.4 million, which expire in tax years 2034 through 2045.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets under the guidance of ASC 740. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended December 31, 2025. Such objective evidence limits the Company's ability to consider other subjective evidence, such as management's projections for future growth.

Based on its evaluation, the Company has recorded a valuation allowance of $22.9 million and $19.7 million at December 31, 2025 and 2024, respectively, to reduce the deferred tax assets to an amount that is more likely than not to be realized based on the provisions in ASC 740. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company’s projections for growth.

The following table presents the amount of income taxes paid by the Company for the years ended December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024
Income taxes paid:
State:
California	$60	$—
Texas	12
All Other States	71	1
Total State	143	1
Total federal	—	—
Total income taxes paid	$143	$1

The Company files consolidated federal income tax returns. For the years before 2022, the Company is no longer subject to U.S. federal examinations; however, the Internal Revenue Service has the ability to review years prior to 2022 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

11. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions

U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices ("SAP") that differ from prescribed practices. SAP prescribed or permitted by regulatory authorities for the Company’s Insurance Company Subsidiaries differ from GAAP. The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s Insurance Company Subsidiaries are (i) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (ii) deferred tax assets are subject to more limitations regarding what amounts can be recorded under SAP and (iii) on the Company's Consolidated Balance Sheets, reinsurance recoverables on reserves are presented as an asset under GAAP, but reduce gross unpaid losses and loss adjustment expenses under SAP and (iv) bonds are recorded at amortized cost under SAP and fair value under GAAP.

Risk-Based Capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’) require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the Insurance Company Subsidiaries. As of December 31, 2025, TIC fell within the Company Action Level of the RBC formula. Management has provided a plan to its domiciliary regulator that showed how TIC will get above the minimum level requirements. The Company made capital contributions to TIC in 2025 and 2024 totaling $26.1 million and $14.0 million, respectively. Additionally as part of this plan, management significantly decreased its writings in TIC. TIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2025. In the event there are losses in excess of expectations, it may take longer and more capital than expected to bring TIC back into full compliance. This could require an additional reduction in premium volume and adversely impact underwriting results, our liquidity and ability to repay debt. In the event TIC does not regain compliance, the director may suspend, revoke, or limit the certificate of authority of the Company.

Summarized 2025 and 2024 statutory basis information for the non-captive Insurance Company Subsidiaries, which differs from generally accepted accounting principles, is as follows (dollars in thousands).

	TIC	WPIC
2025
Statutory capital and surplus	$42,555	$8,173
RBC authorized control level	18,028	2,063
Statutory net income (loss)	(8,098)	(1,859)
RBC %	236%	396%

	TIC	WPIC
2024
Statutory capital and surplus	$33,482	$10,045
RBC authorized control level	21,424	3,301
Statutory net income (loss)	(15,692)	(112)
RBC %	156%	304%

Effective December 31, 2025, PHI contributed all of the capital stock of WPIC to TIC. Accordingly, TIC's $42.6 million of statutory capital and surplus as of December 31, 2025, includes WPIC's $8.2 million of capital and surplus.

Dividend Restrictions

The state insurance statutes in which the Insurance Company Subsidiaries are domiciled limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. The Insurance Company Subsidiaries must receive regulatory approval in order to pay dividends to the Parent Company from its Insurance Company Subsidiaries. No dividends were issued from the Insurance Companies in 2025 and 2024. There was a $4.0 million return of capital paid from WPIC to the Parent Company in 2025.

12. Shareholders' Equity

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

As of December 31, 2025 and 2024, the Company had no issued or outstanding shares of the Series A Preferred Stock, respectively.

Common Stock

As of December 31, 2025 and 2024, the Company had 12,222,881 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

On December 5, 2018, the Company's Board authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company did not repurchase any shares of stock for the years ended December 31, 2025 and 2024 related to the stock repurchase program.

13. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities (dollars in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$(13,500)	$(14,528)
Other comprehensive income (loss) before reclassifications	3,228	1,028
Less: amounts reclassified from accumulated other comprehensive income (loss)	(671)	—
Net current period other comprehensive income (loss)	3,899	1,028
Balance at end of period	$(9,601)	$(13,500)

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

	Year Ended December 31,
	2025	2024
Net income (loss) from continuing operations	$(18,438)	$(34,240)
Net income from discontinued operations	-	58,587
Net income (loss)	(18,438)	24,347
Series A Preferred Stock Dividends and Redemption premium	-	817
Net income (loss) allocable to common shareholders	$(18,438)	$23,530

Earnings (loss) per common share, basic and diluted
Net income (loss) from continuing operations	$(1.51)	$(2.87)
Net income from discontinued operations	$-	$4.79
Net income (loss) allocable to common shareholders	$(1.51)	$1.93

Weighted average common shares, basic and diluted *	12,222,881	12,222,881

* There were no unvested restricted stock units as of December 31, 2025 and 2024, respectively. The 106,000 and 165,000 of non-vested shares of stock options were anti-dilutive as of December 31, 2025 and 2024, respectively. The 4,000,000 of Warrants were anti-dilutive as of December 31, 2025. There were no Warrants outstanding as of December 31, 2024. Therefore, the basic and diluted weighted average common shares are equal for the years ended December 31, 2025 and 2024, respectively.

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

The Company recorded $57,000 and $78,000 of compensation expense for the years ended December 31, 2025 and 2024, respectively, related to the Company's stock options granted. There were 106,000 options outstanding and unvested as of December 31, 2025, which will generate an estimated future expense of $60,000 through the first quarter of 2027.

16. Related Party Transactions

Series C Preferred Stock

On December 23, 2025, the Company issued a total of $8.0 million of its newly designated non-convertible mandatorily redeemable Series C Preferred Stock, no par value, through a private placement of 1,600 preferred shares priced at $5,000 per share that matures on April 2, 2027, to Clarkston Companies, Inc., an entity affiliated with Jeffrey Hakala, a member of the Board of Directors of the Company.

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

Sale of SSU

On August 30, 2024, the Company completed the sale of its 50% ownership interest in SSU to an entity owned by Andrew Petcoff, the son of James Petcoff, the Company's former Executive Chairman and Co-Chief Executive Officer and beneficial owner of more than 5% of the Company’s common stock, pursuant to the Membership Interest Purchase Agreement, dated as of August 30, 2024 among Sycamore Financial Group, LLC, Andrew Petcoff and VSRM Insurance Agency, Inc. The total purchase price was $6.5 million with $3.0 million paid in cash at the time of the closing and the remaining $3.5 million was paid to the Company during the fourth quarter of 2024.

Private Sales

In May 2024, Clarkston Companies, Inc., an affiliate of a significant shareholder of the Company, purchased 6,000 shares of Waterford Bank from the Company for $510,000. At that time, J. Grant Smith was a director of the Company and was the President and Chief Operating Officer of Waterford Bank.

In July 2024, an affiliate of Joe Sarafa, a director of the company, purchased $500,000 of private debt of Pavilion MGD, LLC from the Company.

17. Employee Benefit Plans

The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code (the “Plan”) for certain eligible employees. Eligible employees electing to participate in the 401(k) plan may defer and contribute from 1% to 100% of their compensation on a pre‑tax or post-tax basis, subject to statutory limits. The Company will match the employees’ contributions up to the first 4% of their compensation. The Company’s Plan expense amounted to $72,000 and $259,000 for the years ended December 31, 2025 and 2024, respectively.

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

On February 10, 2026, James Petcoff, a shareholder of the Company, filed a complaint against the Company, current and former directors of the Company, the Company’s Chief Executive Officer and Clarkston 91 West (“Clarkston 91”), which purchased preferred shares and warrants from the Company. The complaint alleges, among other things, breaches of fiduciary duties and Michigan law with respect to the sale by the Company of Series B Preferred Stock and Warrants to Clarkston 91 in February and March 2025 and the sale by the Company of Series C Preferred Stock to an affiliate of Clarkston 91 in December 2025. On March 10, 2026, Mr. Petcoff filed an amended complaint. The Company is reviewing the amended complaint and intends to vigorously defend the matter.

Payment of Contingent Considerations

As of December 31, 2025, the Company recorded $4.3 million of contingent consideration receivable to reflect the fair value of potential additional contingent consideration related to the CIS Sale. The timing of such payment is contingent on the performance of CIS which is subject to variables outside of our control. We have until June 30, 2027 to earn the remaining contingent consideration.

At the time of the CIS Sale, the Company entered into a bonus agreement with three of its employees that conveyed with the transaction. Under the agreement the Company would pay a bonus once the third payment of the contingent consideration was received. The total bonus is $1.5 million. As the occurrence of the third contingent consideration payment is now deemed probable, the Company accrued the full $1.5 million of bonus expense as of December 31, 2025.

19. Segment Information

The Company is engaged in the sale of property and casualty insurance products and has organized its business model around two classes of insurance businesses: commercial lines and personal lines business. Within these two businesses, the Company offers various insurance products to niche commercial businesses in the commercial lines reportable segment and homeowners in the personal lines reportable segment. As of December 31, 2025, all commercial lines business is in run off..

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. All of the Company’s insurance activities are conducted in the U.S. with a concentration of activity in Texas. In mid-2024, the Company exited the Oklahoma homeowners business. For the years ended December 31, 2025 and 2024, gross written premiums attributable to Texas were 79.5% and 50.6%, respectively, of the Company’s total gross written premiums.

In addition to the reportable segments, the Company maintains a Corporate category to reconcile segment results to the consolidated totals. The Corporate category includes: (i) corporate operating expenses such as salaries and related benefits of the Company’s executive management team, some finance and information technology personnel, and other corporate headquarters expenses, (ii) interest expense on the Company’s debt obligations; (iii) depreciation and amortization on property and equipment, and (iv) all investment income activity. All investment income activity is reported within net investment income, net realized investment gains, and change in fair value of equity securities on the consolidated statements of operations. The Company’s assets on the consolidated balance sheet are not allocated to the reportable segments.

The following tables present information by reportable segment (dollars in thousands):

Year Ended December 31, 2025	Commercial Lines	Personal Lines	Corporate	Total
Gross written premiums	$8,712	$51,128	$—	$59,840

Net written premiums	$(1,629)	$22,977	$—	$21,348

Net earned premiums	$2,553	$29,834	$—	$32,387
Other income	—	—	142	142
Segment revenue	2,553	29,834	142	32,529

Loss and loss adjustment expenses, net	15,952	22,589	—	38,541
Policy acquisition costs	(79)	8,484	—	8,405
Operating expenses	1,395	6,344	3,731	11,470
Segment expenses	17,268	37,417	3,731	58,416

Segment underwriting gain (loss)	(14,715)	(7,583)	(3,589)	(25,887)
Net investment income			5,037	5,037
Net realized investment gains (losses)			(716)	(716)
Change in fair value of equity securities			234	234
Change in fair value of contingent considerations			6,220	6,220
Interest expense			3,185	3,185
Income (loss) before income taxes	$(14,715)	$(7,583)	$4,001	$(18,297)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$—	$2,696		$2,696
Unearned premiums	2,472	23,231		25,703
Reinsurance recoverables on unpaid losses	60,620	3,289		63,909
Unpaid losses and loss adjustment expenses	135,551	10,711		146,262

Year Ended December 31, 2024	Commercial Lines	Personal Lines	Corporate	Total
Gross written premiums	$26,686	$45,367	$—	$72,053

Net written premiums	$14,541	$34,797	$—	$49,338

Net earned premiums	$28,160	$32,702	$—	$60,862
Other income	69	48	211	328
Segment revenue	28,229	32,750	211	61,190

Loss and loss adjustment expenses, net	52,155	21,147	—	73,302
Policy acquisition costs	4,323	9,012	—	13,335
Operating expenses	4,080	4,444	3,307	11,831
Segment expenses	60,558	34,603	3,307	98,468

Segment underwriting gain (loss)	(32,329)	(1,853)	(3,096)	(37,278)
Net investment income			5,763	5,763
Net realized investment gains (losses)			(125)	(125)
Change in fair value of equity securities			(203)	(203)
Other gains (losses)			500	500
Change in fair value of contingent considerations			146	146
Interest expense			4,883	4,883
Income (loss) before income taxes	$(32,329)	$(1,853)	$(1,898)	$(36,080)

Selected Balance Sheet Data:
Deferred policy acquisition costs	$934	$5,446		$6,380
Unearned premiums	7,644	22,946		30,590
Reinsurance recoverables on unpaid losses	82,029	2,461		84,490
Unpaid losses and loss adjustment expenses	182,154	7,131		189,285

20. Subsequent Events

On February 27, 2026, the Company issued $14.0 million of common stock through a backstopped rights offering with Clarkston Companies, Inc. for 14,000,000 shares of common stock priced at $1.00 per share. A portion of the proceeds were used to redeem all of the $7.5 million of the Company's outstanding Series B Preferred Stock and to contribute $3.0 million to TIC in February 2026. The remaining proceeds will be used for working capital and general corporate purposes.

Schedule II

Presurance Holdings, Inc.

Condensed Financial Information of Registrant

Balance Sheets – Parent Company Only

(dollars in thousands)

	December 31,
	2025	2024
Assets
Investment in subsidiaries	$34,387	$27,789
Cash	6,656	6,816
Receivable from contingent considerations	4,290	8,070
Other assets	689	759
Total assets	$46,022	$43,434
Liabilities and Shareholders' Equity
Liabilities:
Debt	$16,187	$15,932
Mandatorily redeemable preferred stock	14,380	—
Due to subsidiaries	124	348
Income tax payable	4,765	4,905
Other liabilities	2,728	1,044
Total liabilities	38,184	22,229
Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 12,222,881 issued and outstanding, respectively)	100,158	98,178
Accumulated deficit	(81,591)	(63,153)
Accumulated other comprehensive income (loss)	(10,729)	(13,820)
Total shareholders' equity	7,838	21,205
Total liabilities and shareholders' equity	$46,022	$43,434

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Schedule II

Presurance Holdings, Inc.

Condensed Financial Information of Registrant

Statements of Comprehensive Income (Loss) – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2025	2024
Revenue
Management fees from subsidiaries	$—	$—
Other gains	—	500
Change in fair value of contingent considerations	6,220	146
Other income	128	355
Total revenue	6,348	1,001
Expenses
Operating expenses	7,823	10,152
Interest expense	3,573	5,272
Total expenses	11,396	15,424
Income (loss) before equity in earnings (losses) of subsidiaries and income tax expense (benefit)	(5,048)	(14,423)
Income tax expense (benefit)	(2)	4,785
Income (loss) before equity earnings (losses) of subsidiaries	(5,046)	(19,208)
Equity earnings (losses) in subsidiaries	(13,392)	(11,692)
Net income (loss) from continuing operations	(18,438)	(30,900)
Net income from discontinued operations	—	55,247
Net income (loss)	(18,438)	24,347
Series A Preferred Stock dividends	—	817
Net income (loss) allocable to common shareholders	(18,438)	23,530
Other Comprehensive Income
Equity in other comprehensive income (loss) of subsidiaries	3,091	2,071
Total Comprehensive income (loss)	$(15,347)	$26,418

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Schedule II

Presurance Holdings, Inc.

Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

(dollars in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$(18,438)	$(30,900)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	255	1,671
Accretion of Series B Preferred Stock	804	—
Equity in undistributed (income) loss of subsidiaries	13,392	11,692
Stock-based compensation expense	56	78
Deferred income tax expense	(140)	4,731
Change in fair value of contingent considerations	(6,220)	(146)
Other (gain) loss	—	(500)
Changes in operating assets and liabilities:
Due from subsidiaries	(224)	(3,088)
Due from Affiliate	—	33
Current income tax recoverable	—	—
Other assets	70	1,055
Other liabilities	1,684	(2,080)
Net cash provided by (used in) operating activities - discontinued operations	—	(3,527)
Net cash provided by (used in) operating activities	(8,761)	(20,981)
Cash Flows From Investing Activities
Contributions to subsidiaries	(20,899)	(14,400)
Return of capital from subsidiaries	4,000	—
Proceeds from contingent consideration in CIS sale	10,000	—
Dividends received from subsidiaries	—	8,257
Proceeds from CIS Sale	—	51,778
Disposal of Fixed Assets, net	—	74
Net cash provided by (used in) investing activities	(6,899)	45,709
Cash Flows From Financing Activities
Issuance of Series B Preferred Stock	5,576	—
Issuance of Series C Preferred Stock	8,000	—
Issuance of stock warrants	1,924	—
Repayment of Series A Preferred Stock	—	(6,000)
Paydown of long-term debt	—	(14,250)
Dividends paid on Series A Preferred Stock	—	(439)
Redemption premium on Series A Preferred Stock	—	(397)
Net cash provided by financing activities	15,500	(21,086)
Net increase (decrease) in cash	(160)	3,642
Cash at beginning of period	6,816	3,174
Cash at end of period	$6,656	$6,816
Supplemental Disclosure of Cash Flow Information:
Interest paid	2,739	4,649
PHI Capital Contribution of WPIC to TIC	7,587	—
Senior Secured Notes Call Premium	—	753

The accompanying notes are an integral part of the Condensed Financial Information of Registrant.

Presurance Holdings, Inc.

Condensed Financial Information of Registrant

Parent Company Only

Notes to Condensed Financial Statements

1. Accounting Policies

Organization

Presurance Holdings, Inc. (the “Parent Company”) is a Michigan‑domiciled holding company organized for the purpose of managing its insurance entities. The Parent Company conducts its principal operations through these entities.

Basis of Presentation

The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of Presurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method. Under the equity method, the investment in subsidiaries is stated at cost plus contributions and equity in undistributed income (loss) of consolidated subsidiaries less dividends received since the date of acquisition.

The Parent Company's operations consist of income earned from management and administrative services performed for the insurance entities pursuant to intercompany services agreements. These management and administrative services include providing management, marketing, offices and equipment, and premium collection, for which the insurance companies pay fees based on a percentage of gross premiums written. The primary operating costs of the Parent Company are salaries and related costs of personnel, information technology, administrative expenses, and professional fees. The income received from the management and administrative services is used to cover operating costs, meet debt service requirements and cover other holding company obligations.

Estimates and Assumptions

Preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

Dividends

The Parent Company received $8.3 million of cash dividends in 2024 from its agency subsidiaries.

Return of Capital

There was a $4.0 million return-of-capital payment made by WPIC to the Parent Company in 2025.

2. Guarantees

The Parent Company had guaranteed the principal and interest obligations of a $4.0 million surplus note issued by Triassic Insurance Company to White Pine Insurance Company (both wholly owned subsidiaries). The note paid interest annually at a per annum rate of 4% and has no maturity.

On August 7, 2025, the $4.0 million surplus note was paid off by TIC to WPIC. The Parent Company provided a $4.0 million contribution to TIC to fund the pay off. WPIC utilized those funds to make a return-of-capital payment of $4.0 million to the Parent Company, which is disclosed above under "Return of Capital."

As of December 31, 2024, the surplus note was adjusted to a fair value of $2.5 million as a result of TIC not having a KBRA rating at December 31, 2024.

3. Subsequent Events

On February 27, 2026, the Parent Company issued $14.0 million of common stock through a backstopped rights offering for 14,000,000 shares of common stock priced at $1.00 per share. A portion of the proceeds were used to redeem all of the

$7.5 million of the Parent Company's outstanding Series B Preferred Stock and also for the Parent Company to contribute $3.0 million of cash to TIC on February 27, 2026. The remaining proceeds will be used for working capital and general corporate purposes.

Schedule V

Presurance Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2025 and 2024

(dollars in thousands)

	Balance at Beginning of Period	Charged to Expense	Decrease to Other Comprehensive Income	Deductions from Allowance Account	Balance at End of Period
Valuation Allowance for Net Deferred Tax Assets
2025	19,747	(260)	3,418	—	22,905
2024	28,013	2,753	(11,019)	—	19,747

PRESURANCE HOLDINGS, INC.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date	Filed / Furnished Herewith
2.1#	Interest Purchase Agreement dated August 30, 2024, by and among BSU Leaf Holdings LLC, Conifer Holdings, Inc., and Bishop Street Underwriters	8-K		2.1	September 6, 2024

3.1	Second Amended and Restated Articles of Incorporation of Conifer Holdings, Inc.	8-K		3.1	August 28, 2015

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of Presurance Holdings, Inc.	8-K		3.1	October 1, 2025

3.3	Amended and Restated Bylaws of Presurance Holdings, Inc.	8-K		3.2	October 1, 2025

3.4	Certificate of Designation of Series A Preferred Stock	8-K		3.1	December 22, 2023

3.5	Certificate of Designation of Series B Preferred Stock	8-K		3.1	March 4, 2025

3.6	Certificate of Correction of Certificate of Designation of Series B Preferred Stock	8-K		3.1	February 27, 2026

3.7	Certificate of Designation of Series C Preferred Stock	8-K		3.1	December 30, 2025

4.1	Description of Securities					*

4.2	Indenture dated September 24, 2018, by and between the Company and Wilmington Trust, National Association, as trustee	8-K		4.1	September 24, 2018

4.3	Form of Note (included in Exhibit A to the Second Supplemental Indenture)	8-K		4.3	August 8, 2023

4.4	Second Supplemental Indenture dated August 8, 2023, by and between the Company and Wilmington Trust, National Association, as trustee	10-K	December 31, 2023		April 1, 2024

10.6+	2015 Omnibus Incentive Plan	S-1		10.2	July 2, 2015

10.7	Lease Agreement, dated June 14, 2022	10-K	December 31, 2023	10.7	April 1, 2024

10.13+	Employment agreements including Brian J. Roney	10-K	December 31, 2016	10.13	March 15, 2017

10.14+	Employment Agreement, dated December 13, 2024 with Brian J. Roney	8-K		10.1	December 19, 2024

10.15+	Employment Agreement, dated December 13, 2024 with Harold Meloche	8-K		10.2	December 19, 2024

10.31	Purchase Agreement, dated December 20, 2023, by and between Conifer Holdings, Inc. and Clarkston Capital, LLC	8-K		10.1	December 22, 2023

10.32	Second Amended and Restated Note Purchase Agreement dated as of September 30, 2023 between the Company and Elanus Capital Investment Master SP Series 3	10-Q	September 30, 2023	10.1	November 11, 2023

10.33	Securities Purchase Agreement, dated February 27, 2025 with Clarkston 91 West LLC	8-K		10.1	March 4, 2025

10.34	Form of Warrant	8-K		10.2	March 4, 2025

10.35	Amendment of Form of Warrant	8-K		4.1	February 27, 2026

10.36	Rights Offering Backstop Agreement, dated February 3, 2026 by and between the Company and Clarkston Companies, Inc.	S-1/A		10.9	February 3, 2026

10.37	Redemption Agreement, dated February 27, 2026, by and between the Company and Clarkston Companies, Inc.	8-K		10.1	February 27, 2026

19	Insider Trading Policy					*

21.1	List of Subsidiaries of the Company					*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					*

23.2	Consent of Plante Moran PLLC, Independent Registered Public Accounting Firm					*

31.1	Section 302 Certification — CEO					*

31.2	Section 302 Certification — CFO					*

32.1*	Section 906 Certification — CEO					*

32.2*	Section 906 Certification — CFO					*

97	Presurance Clawback Policy					*

101.INS	inline XBRL Instance Document					*
101.SCH	inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					*

104	Cover Page Interactive Data file (embedded within the inline XBRL document)

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

Dated: March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian J. Roney	Chief Executive Officer	March 27, 2026
Brian J. Roney	(Principal Executive Officer)

/s/ Harold J. Meloche	Chief Financial Officer and Treasurer	March 27, 2026
Harold J. Meloche	(Principal Accounting and Financial Officer)

/s/ J. Grant Smith	Director, Board Chair	March 27, 2026
J. Grant Smith

/s/ Jeffrey Hakala	Director	March 27, 2026
Jeffrey Hakala

/s/ Timothy Lamothe	Director	March 27, 2026
Timothy Lamothe

/s/ Joseph D. Sarafa	Director	March 27, 2026
Joseph D. Sarafa

/s/ Isolde O'Hanlon	Director	March 27, 2026
Isolde O'Hanlon