Form 10-Q
period 2026-03-31
Presurance Holdings, Inc.
filed 2026-05-13
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of outstanding shares of the registrant’s common stock, no par value, as of May 13, 2026, was 26,222,881.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $88,838 and $96,669, respectively)	$80,314	$88,305
Equity securities, at fair value (cost of $1,257 and $1,276, respectively)	1,288	1,277
Short-term investments, at fair value	32,464	24,725
Total investments	114,066	114,307

Cash and cash equivalents	25,469	27,362
Premiums and agents' balances receivable, net	6,540	5,521
Reinsurance recoverables on unpaid losses	62,014	63,909
Reinsurance recoverables on paid losses	3,617	5,929
Prepaid reinsurance premiums	9,629	12,024
Deferred policy acquisition costs	2,825	2,696
Receivable from contingent considerations at fair value	8,780	4,290
Other assets	3,670	3,245
Total assets	$236,610	$239,283

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$137,501	$146,262
Unearned premiums	23,457	25,703
Reinsurance premiums payable	4,547	2,501
Debt	12,250	12,187
Mandatorily redeemable preferred stock	8,000	14,380
Funds held under reinsurance agreements	20,549	24,233
Accounts payable and other liabilities	5,116	5,051
Total liabilities	211,420	230,317

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 26,222,881 and 12,222,881 issued and outstanding, respectively)	113,919	100,158
Accumulated deficit	(78,969)	(81,591)
Accumulated other comprehensive income (loss)	(9,760)	(9,601)
Total shareholders' equity	25,190	8,966
Total liabilities and shareholders' equity	$236,610	$239,283

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue and Other Income
Premiums
Gross earned premiums	$13,714	16,118
Ceded earned premiums	(7,789)	(5,803)
Net earned premiums	5,925	10,315
Net investment income	1,110	1,289
Net realized investment gains (losses)	(14)	3
Change in fair value of equity securities	30	(192)
Other income	6	65
Change in fair value of contingent considerations	4,490	4,395
Total revenue and other income	11,547	15,875

Expenses
Losses and loss adjustment expenses, net	3,329	9,274
Policy acquisition costs	1,558	2,677
Operating and other expenses	2,100	2,861
Interest expense	1,976	541
Total expenses	8,963	15,353

Income (loss) before income taxes	2,584	522
Income tax expense (benefit)	(38)	—

Net income (loss)	$2,622	$522

Earnings (loss) per common share, basic and diluted	$0.15	$0.04

Weighted average common shares outstanding, basic and diluted	17,200,659	12,222,881

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$2,622	$522

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(172)	1,599
Income tax (benefit) expense	—	—
Unrealized investment gains (losses), net of tax	(172)	1,599
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	(13)	—
Income tax expense (benefit)	—	—
Total reclassifications included in net income (loss), net of tax	(13)	—

Other comprehensive income (loss)	(159)	1,599

Total comprehensive income (loss)	$2,463	$2,121

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2025	12,222,881	$100,158	$(81,591)	$(9,601)	$8,966
Net income (loss)	—	—	2,622	—	2,622
Issuance of common stock	14,000,000	14,000	—	—	14,000
Common stock issuance costs	—	(252)	—	—	(252)
Stock-based compensation expense	—	13	—	—	13
Other comprehensive income (loss)	—	—	—	(159)	(159)
Balances at March 31, 2026	26,222,881	$113,919	$(78,969)	$(9,760)	$25,190

Balances at December 31, 2024	12,222,881	$98,178	$(63,153)	$(13,500)	21,525
Net income (loss)	—	—	522	—	522
Issuance of warrants	—	1,924	—	—	1,924
Stock-based compensation expense	—	15	—	—	15
Other comprehensive income (loss)	—	—	—	1,599	1,599
Balances at March 31, 2025	12,222,881	$100,117	$(62,631)	$(11,901)	$25,585

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income (loss) from continuing operations	$2,622	$522
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	63	64
Accretion of Series B Preferred Stock	1,120	75
Amortization of bond premium and discount, net	(84)	(108)
Net realized investment (gains) losses	14	(3)
Change in fair value of equity securities	(30)	192
Stock-based compensation expenses	13	15
Change in fair value of contingent considerations	(4,490)	(4,395)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(1,019)	333
Reinsurance recoverables	4,207	1,871
Prepaid reinsurance premiums	2,395	685
Deferred policy acquisition costs	(129)	(267)
Other assets	(410)	71
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(8,761)	(12,923)
Unearned premiums	(2,246)	55
Funds held under reinsurance agreements	(3,684)	(4,823)
Reinsurance premiums payable	2,046	2,487
Accounts payable and other liabilities	64	889
Net cash provided by (used in) operating activities	(8,309)	(15,260)
Cash Flows From Investing Activities
Purchase of investments	(67,469)	(64,055)
Proceeds from maturities and redemptions of investments	27,892	7,428
Proceeds from sales of investments	39,745	47,014
Net cash provided by (used in) investing activities	168	(9,613)
Cash Flows From Financing Activities
Issuance of Common Stock	14,000	—
Repayment of Series B Preferred Stock	(7,500)	—
Issuance of stock warrants	—	1,924
Issuance of Series B Preferred Stock	—	5,576
Common stock issuance costs	(252)	—
Net cash provided by (used in) financing activities	6,248	7,500
Net increase (decrease) in cash	(1,893)	(17,373)
Cash at beginning of period	27,362	27,654
Cash at end of period	25,469	10,281
Supplemental Disclosure of Cash Flow Information:
Interest paid	$885	$541
Income taxes paid (refunded), net	$(38)	$(75)

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

These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results expected for the year ended December 31, 2026.

Business

The Company is engaged in the sale of property and casualty insurance products and has organized its business model around two classes of insurance businesses: commercial lines and personal lines business. Within these two businesses, the Company offers various insurance products to niche commercial businesses in the commercial lines reportable segment and homeowners in the personal lines reportable segment. All commercial lines business is in runoff. While this business is no longer written by the Company, the historical business contributes significantly to our exposure to loss reserve development and operating expenses.

As of March 31, 2026, the Company offers only homeowners insurance products in Texas, Illinois and Indiana. The Company’s corporate headquarters are located in Troy, Michigan.

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

Company Liquidity

At March 31, 2026, the Company had $57.9 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our Parent Company's ability to service debt and mandatorily redeemable preferred stock, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the three months ended March 31, 2026 and 2025. We do not anticipate any dividends being paid to the Parent Company from our insurance subsidiaries in the near term.

Due to significant losses in 2025, much of which is attributable to the legacy commercial liability lines of business (which are now all in runoff), both Insurance Company Subsidiaries lacked sufficient capital to continue to underwrite the volume of business they have historically written. Accordingly, PHI contributed $17.5 million into TIC during 2025 and the first quarter of 2026. In addition, PHI contributed all of its $7.6 million ownership interest in WPIC to TIC effective December 31, 2025. Even with these contributions, TIC fell within the Company Action Level of the Risk Based Capital ("RBC") with an RBC ratio of 236% as of December 31, 2025, and was required to submit an updated plan of remediation to its domiciliary regulator. TIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2025.

To fund these additional contributions, PHI raised $7.5 million from the issuance of the Series B Preferred Stock in the first quarter of 2025, utilized proceeds from the second $10.0 million earnout from the CIS Sale, which were received in the second quarter of 2025 and raised $8.0 million from the issuance of the Series C Preferred Stock in December 2025. In February 2026, PHI completed a backstopped rights offering for $14.0 million utilizing a portion of the proceeds to redeem the $7.5 million Series B Preferred Stock and contribute the $3.0 million of cash to TIC in February 2026. WPIC no longer writes any business and TIC’s writings are significantly constrained by its diminished capital position.

As an effort to support TIC and WPIC, PHI received no intercompany service fees from the Insurance Company Subsidiaries during 2025 and only $500,000 in the first quarter of 2026. PHI has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

With the anticipated go-forward revenue from TIC and the potential receipt of a $10.0 million third earnout payment, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

2. Rights Offering

On February 27, 2026, the Company issued 14,000,000 shares of common stock at a purchase price of $1.00 per share pursuant to a rights offering backstopped by Clarkston Companies, Inc. A portion of the proceeds were used to redeem the $7.5 million of the Company's outstanding Series B Preferred Stock and to contribute $3.0 million to TIC in February 2026. The remaining proceeds are being used for working capital and general corporate purposes.

3. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three months ended March 31, 2026, or for the year-ended December 31, 2025. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses were $8.5 million and $8.4 million as of March 31, 2026 and December 31, 2025, respectively. The gross unrealized losses were from the Company's available-for-sale securities, due to market conditions and interest rate changes. Management believes it will not need to sell its available-for-sale securities at significant losses as it has the ability and intention to hold them until maturity or until their values improve.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale as of March 31, 2026 and December 31, 2025 were as follows (dollars in thousands):

	March 31, 2026
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$4,716	$7	$(19)	$4,704
State and local government	20,185	2	(2,987)	17,200
Corporate debt	23,559	—	(1,483)	22,076
Asset-backed securities	15,167	—	(43)	15,124
Mortgage-backed securities	21,681	—	(3,709)	17,972
Commercial mortgage-backed securities	1,169	—	(46)	1,123
Collateralized mortgage obligations	2,361	—	(246)	2,115
Total debt securities available for sale	$88,838	$9	$(8,533)	$80,314

	December 31, 2025
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$4,596	$21	$(12)	$4,605
State and local government	20,194	4	(2,982)	17,216
Corporate debt	25,170	1	(1,407)	23,764
Asset-backed securities	20,962	33	(22)	20,973
Mortgage-backed securities	22,258	—	(3,690)	18,568
Commercial mortgage-backed securities	1,054	—	(48)	1,006
Collateralized mortgage obligations	2,435	—	(262)	2,173
Total debt securities available for sale	$96,669	$59	$(8,423)	$88,305

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2026
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	4	$2,453	$(9)	2	$552	$(10)	6	$3,005	$(19)
State and local government	1	144	(1)	95	16,170	(2,986)	96	16,314	(2,987)
Corporate debt	1	998	(2)	44	21,078	(1,481)	45	22,076	(1,483)
Asset-backed securities	10	12,805	(26)	1	195	(17)	11	13,000	(43)
Mortgage-backed securities	4	17	(1)	60	17,955	(3,708)	64	17,972	(3,709)
Commercial mortgage-backed securities	2	277	(1)	2	846	(45)	4	1,123	(46)
Collateralized mortgage obligations	—	—	—	24	2,115	(246)	24	2,115	(246)
Total debt securities available for sale	22	$16,694	$(40)	228	$58,911	$(8,493)	250	$75,605	$(8,533)

	December 31, 2025
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	2	$550	$(12)	2	$550	$(12)
State and local government	—	—	—	96	16,327	(2,982)	96	16,327	(2,982)
Corporate debt	—	—	—	48	22,763	(1,407)	48	22,763	(1,407)
Asset-backed securities	3	3,531	(2)	1	209	(20)	4	3,740	(22)
Mortgage-backed securities	—	—	—	64	18,563	(3,690)	64	18,563	(3,690)
Commercial mortgage-backed securities	1	145	(1)	2	861	(47)	3	1,006	(48)
Collateralized mortgage obligations	—	—	—	25	2,172	(262)	25	2,172	(262)
Total debt securities available for sale	4	$3,676	$(3)	238	$61,445	$(8,420)	242	$65,121	$(8,423)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Debt securities	$784	$958
Equity securities	2	2
Cash, cash equivalents and short-term investments	368	387
Total investment income	1,154	1,347
Investment expenses	(44)	(58)
Net investment income	$1,110	$1,289

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt and equity securities, as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Debt securities:
Gross realized gains	$4	$5
Gross realized losses	(5)	(2)
Total debt securities	(1)	3
Equity securities:
Gross realized gains	$—	$—
Gross realized losses	(13)	—
Total equity securities	(13)	—
Total net realized investment gains (losses)	$(14)	$3

Proceeds from the sales of available-for-sale securities were $344,000 and $24.5 million for the three months ended March 31, 2026 and 2025, respectively.

The gross realized gains from sales of available-for-sale securities for the three months ended March 31, 2026 and 2025 were $4,000 and $5,000, respectively. The gross realized losses from sales of available-for-sale securities for the three months ended March 31, 2026 and 2025 were $5,000 and $2,000, respectively.

As of March 31, 2026 and December 31, 2025, there were $1,000 and $0 of payables from securities purchased, respectively. As of March 31, 2026 and December 31, 2025, there were $13,000 and $0 of receivables from securities sold, respectively.

The Company's gross unrealized gains related to its equity investments were $112,000 and $80,000 as of March 31, 2026 and December 31, 2025, respectively. The Company’s gross unrealized losses related to its equity investments were $81,000 and $79,000 as of March 31, 2026 and December 31, 2025, respectively.

Proceeds from sales of short-term investments were $39.3 million and $24.7 million for the three months ended March 31, 2026 and 2025, respectively. Purchases of short-term investments were $65.4 million and $62.4 million for the three months ended March 31, 2026 and 2025, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value and are recorded at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There was no impairment or observable changes in price recorded for the three months ended March 31, 2026 and 2025, respectively, related to the Company's equity securities without a readily determinable fair value. These investments are a component of Other Assets in the Condensed Consolidated Balance Sheets. The value of these investments as of March 31, 2026 and December 31, 2025 were $250,000, respectively.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at March 31, 2026. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,906	$8,803
Due after one year through five years	20,817	19,691
Due after five years through ten years	9,858	8,691
Due after ten years	8,879	6,795
Securities with contractual maturities	48,460	43,980
Asset-backed securities	15,167	15,124
Mortgage-backed securities	21,681	17,972
Commercial mortgage-backed securities	1,169	1,123
Collateralized mortgage obligations	2,361	2,115
Total debt securities	$88,838	$80,314

At March 31, 2026 and December 31, 2025, the Insurance Companies Subsidiaries had an aggregate of $8.5 million, respectively, on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At March 31, 2026 and December 31, 2025, the Company had $99.5 million and $98.8 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. At March 31, 2026, approximately $98.7 million of the trust account balances are for collateral of gross unearned premiums and gross loss reserves of the fronted business on the security program and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the unearned premiums run off to zero and loss reserves are paid on these programs, the remaining trust balances will be released and available for general use. It is expected to take approximately seven years for a large majority of the balances to be released with approximately 50% being released in the next few years.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,704	$—	$4,704	$—
State and local government	17,200	—	17,200	—
Corporate debt	22,076	—	22,076	—
Asset-backed securities	15,124	—	15,124	—
Mortgage-backed securities	17,972	—	17,972	—
Commercial mortgage-backed securities	1,123	—	1,123	—
Collateralized mortgage obligations	2,115	—	2,115	—
Total debt securities	80,314	—	80,314	—
Equity Securities	311	91	220	—
Short-term investments	32,464	32,464	—	—
Total marketable investments measured at fair value	$113,089	$32,555	$80,534	$—

Investments measured at NAV:
Investments in limited partnerships	977
Total investments measured at fair value	$114,066

Contingent considerations from CIS Sale	8,780	—	—	8,780
Total assets measured at fair value	$122,846

Liabilities:
Funds-withheld obligation	20,541	—	20,541	—
Total Liabilities fair value measure	$20,541	$—	$20,541	$—

	December 31, 2025
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,605	$—	$4,605	$—
State and local government	17,216	—	17,216	—
Corporate debt	23,764	—	23,764	—
Asset-backed securities	20,973	—	20,973	—
Mortgage-backed securities	18,568	—	18,568	—
Commercial mortgage-backed securities	1,006	—	1,006	—
Collateralized mortgage obligations	2,173	—	2,173	—
Total debt securities	88,305	—	88,305	—
Equity securities	313	93	220	—
Short-term investments	24,725	22,204	2,521	—
Total marketable investments measured at fair value	$113,343	$22,297	$91,046	$—

Investments measured at NAV:
Investments in limited partnerships	964
Total investments measured at fair value	114,307

Contingent considerations from CIS Sale	4,290	—	—	4,290
Total assets measured at fair value	$118,597

Liabilities:
Funds-withheld obligation	21,284	—	21,284	—
Total Liabilities fair value measure	$21,284	$—	$21,284	$—

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 29% and 20% of the fair value of the total marketable investments measured at fair value as of March 31, 2026 and December 31, 2025, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 71% and 80% of the fair value of the total marketable investments measured at fair value as of March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026, the Company had an asset for its contingent consideration related to the CIS Sale. The fair value measurement of the contingent considerations asset was determined using Level 3 inputs. The Company determined the fair value of the third contingent payment to be $8.8 million as of March 31, 2026. The fair value was calculated based on the average of 20,000 simulations of a Monte Carlo analysis performed using Geometric Brownian Motion. Key assumptions in the analysis included the following as of March 31, 2026:

Contingent Consideration

Discount rate	13.9%
Gross revenue risk adjustment	2.9%
Gross revenue volatility	15.0%
Weighted average risk-free rate	3.7%
Weighted average cost of capital	10.5%

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

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. The tables below show a roll forward of Level 3 assets and liabilities held at fair value during the three months ended March 31, 2026 (dollars in thousands):

	Balance as of January 1, 2026	Additions into Level 3	Subtractions out of Level 3	Change in Fair Value	Balance as of March 31, 2026
Contingent considerations	$4,290	$—	$—	$4,490	$8,780
Total recurring Level 3 assets	$4,290	$—	$—	$4,490	$8,780

5. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the three months ended March 31, 2026 and 2025. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$2,696	$6,380

Deferred policy acquisition costs	1,687	2,944
Amortization of policy acquisition costs	(1,558)	(2,677)
Net change	129	267

Balance at end of period	$2,825	$6,647

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025
Gross reserves - beginning of period	$146,262	$189,285
Less: reinsurance recoverables on unpaid losses	(63,909)	(84,490)
Net reserves - beginning of period	82,353	104,795
Add: incurred losses and LAE, net of reinsurance:
Current period	3,508	9,130
Prior period	(179)	144
Total net incurred losses and LAE	3,329	9,274
Deduct: loss and LAE payments, net of reinsurance:
Current period	980	1,593
Prior period	9,215	13,986
Total net loss and LAE payments	10,195	15,579
Net reserves - end of period	75,487	98,490
Plus: reinsurance recoverables on unpaid losses	62,014	77,872
Gross reserves - end of period	$137,501	$176,362

Net losses and LAE decreased by $6.0 million, or 64.1%, to $3.3 million during the first quarter of 2026, compared to $9.3 million for the same period in 2025. The decrease was mostly due to a significant reduction in net earned premiums as the commercial lines business is in runoff and we focus on the specialty homeowners business.

7. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.

Effective June 1, 2025, the Company was party to a new quota share reinsurance agreement wherein it cedes 50% of premiums as of the effective date, on substantially all of its homeowners business. This agreement generated $4.2 million of ceded written premiums for the three months ended March 31, 2026. The agreement allows for a sliding-scale ceding commission depending on the performance of the underlying business. We calculated the ceding commission based on a 36.2% rate.

Effective June 1, 2025, the Company was party to a property catastrophe reinsurance treaty for aggregate losses up to $56.0 million in excess of a $4.0 million retention.

The Company no longer writes commercial lines business and thus has no reinsurance for specific commercial property and liability risks in 2026. The Company ceded primarily all specific commercial property and liability risks in excess of $400,000 in 2025. The Company ceded homeowners specific risks in excess of $500,000 in 2026 and 2025, respectively. The homeowners quota share effectively reduces the net retention of the specific loss coverage from $500,000 to $250,000, and reduces the retention of the catastrophe reinsurance coverage from $4.0 million to $2.0 million.

Reinsurance does not discharge the direct insurer from liability to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, the Company has not experienced any significant difficulties in collecting reinsurance recoverables, other than the loss portfolio transfer discussed below.

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement. The LPT provides adverse reserve development coverage of up to $20.0 million for accident years 2019 and prior. As of March 31, 2026, the Company ceded an aggregate of $17.1 million of losses to the LPT. As of December 31, 2025, the Company ceded an aggregate of $16.5 million of losses to the LPT. Due to the insolvency of the reinsurer, we do not expect any additional recoveries from the loss portfolio transfer.

As of March 31, 2026, the Condensed Consolidated Balance Sheets included $205,000 and $3.0 million of fully collateralized reinsurance recoverables on paid and unpaid losses related to the LPT, respectively. As of December 31, 2025, the Consolidated Balance Sheets included $3.4 million of fully collateralized reinsurance recoverables on unpaid losses related to the LPT, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Written premiums:
Direct	$11,469	$16,177
Assumed	—	(4)
Ceded	(5,394)	(5,333)
Net written premiums	$6,075	$10,840

Earned premiums:
Direct	$13,714	$16,187
Assumed	—	(69)
Ceded	(7,789)	(5,803)
Net earned premiums	$5,925	$10,315

Losses and LAE:
Direct	$5,011	$7,080
Assumed	1,092	8,671
Ceded	(2,774)	(6,477)
Net Losses and LAE	$3,329	$9,274

8. Debt

The Company has $12.9 million of gross senior unsecured notes (the "notes") outstanding as of March 31, 2026. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of March 31, 2026			As of December 31, 2025
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$12,887	$637	$12,250	$12,887	$700	$12,187

Senior Unsecured Notes

The notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the notes, in whole or in part, at face value at any time after September 30, 2025.

Financial Debt Covenants

The Company was not subject to any restrictive financial debt covenants as of March 31, 2026.

Scheduled Principal Payments

The scheduled principal payment of the Parent Company's debt as of March 31, 2026 is $16.9 million due on September 30, 2028, of which $4.0 million will be paid to TIC.

Funds-Withheld Obligation

Included in Funds held under reinsurance agreements in the Condensed Consolidated Balance Sheets are $20.5 million and $21.3 million as of March 31, 2026, and December 31, 2025, respectively, of a funds-withheld obligation relating to one reinsurance agreement which is accounted for as an embedded derivative. Changes to the funds-withheld obligation due to fair value changes of the underlying asset portfolio are included in Operating and other expenses on the Condensed Consolidated Statements of Operation. The fair value of the underlying asset portfolio increased by $221,000 and $282,000 for the three months ended March 31, 2026 and 2025, respectively. The increases in fair value of the asset portfolio were recorded as an expense in Operating and other expenses on the Condensed Consolidated Statements of Operation.

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

The Series C Preferred Stock requires quarterly dividend payments at a dividend rate of 15.0% per annum. The Company recorded $300,000 of interest expense for the three months ended March 31, 2026, related to the dividends from the Series C Preferred Stock.

Series B Preferred Stock

On February 27, 2026, the Company redeemed the $7.5 million Series B Preferred Stock.

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

The Series B Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, who were both at such time members of the Board of Directors of the Company. The Company used the proceeds for working capital and general corporate purposes. The Series B Preferred Shares may be redeemed early at the Company's option at a price equal to the Series B face value. Each share of the Series B Preferred Stock entitled the Holder to 3,000 votes on each matter properly submitted to the Company's shareholders for their vote, however the aggregate voting power of all outstanding shares of the Series B Preferred Stock shall not exceed 19.99% of the aggregate voting power of all voting securities.

The Series B Preferred Stock required quarterly dividend payments at a rate equal to the prime rate of Waterford Bank, N.A. plus 600 basis points, or 12.0%, whichever is higher. As of the redemption date of February 27, 2026, the annualized rate was 12.75%. The Company recorded $152,000 and $88,000 of interest expense for the three months ended March 31, 2026 and 2025, respectively, related to the dividends from the Series B Preferred Stock.

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

The total liability recorded for the Preferred Stock was $5.5 million. The Preferred Stock liability was accreted to its maximum redemption value on the date of redemption. The increase in the redemption amount was recorded as interest expense. The Series B Preferred Stock accreted by $1.1 million and $75,000 for the three months ended March 31, 2026 and 2025, respectively.

10. Shareholders' Equity

On February 27, 2026, the Company issued 14,000,000 shares of common stock at a purchase price of $1.00 per share pursuant to a rights offering backstopped by Clarkston Companies, Inc. A portion of the proceeds were used to redeem the $7.5 million of the Company's outstanding Series B Preferred Stock and to contribute $3.0 million to TIC in February 2026. The remaining proceeds are being used for working capital and general corporate purposes.

As of March 31, 2026 and December 31, 2025, the Company had 26,222,881 and 12,222,881 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

On December 5, 2018, the Company's Board authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company did not repurchase any shares of stock related to the stock repurchase program for the three months ended March 31, 2026 and for the year ended December 31, 2025, respectively.

11. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$2,622	$522

Weighted average common shares outstanding, basic and diluted	17,200,659	12,222,881

Earnings (loss) per common share, basic and diluted	$0.15	$0.04

* There were no unvested restricted stock units for the three months ended March 31, 2026 and 2025, respectively. The 53,000 and 116,000 of non-vested shares of stock options were anti-dilutive for the three months ended March 31, 2026 and 2025, respectively. The 4,000,000 Warrants were anti-dilutive for the three months ended March 31, 2026 and 2025, respectively. Therefore, the basic and diluted weighted average common shares are equal for the three months ended March 31, 2026 and 2025.

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

The Company recorded $13,000 and $15,000 of compensation expense for the three months ended March 31, 2026 and 2025, respectively, related to the Company's stock options granted. There were 53,000 options outstanding and unvested as of March 31, 2026, which will generate an estimated future expense of $47,000.

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

Payment of Contingent Considerations

As of March 31, 2026, the Company recorded $8.8 million of contingent consideration receivable to reflect the fair value of potential additional contingent consideration related to the CIS Sale. The timing of such payment is contingent on the performance of CIS which is subject to variables outside of our control. We have until June 30, 2027 to earn the remaining contingent consideration.

At the time of the CIS Sale, the Company entered into a bonus agreement with three of its employees that conveyed with the transaction. Under the agreement the Company would pay a bonus once the third payment of the contingent consideration was received. The total bonus is $1.5 million. As the occurrence of the third contingent consideration payment is now deemed probable, the Company accrued the full $1.5 million of bonus expense as of March 31, 2026 and December 31, 2025, respectively.

14. Segment Information

The Company is engaged in the sale of property and casualty insurance products and has organized its business model around two classes of insurance businesses: commercial lines and personal lines business. Within these two businesses, the Company offers various insurance products to niche commercial businesses in the commercial lines reportable segment and homeowners in the personal lines reportable segment. All commercial lines business is in runoff.

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews a number of financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums and other income, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. All of the Company’s insurance activities are conducted in the U.S. with a concentration of activity in Texas. For the three months ended March 31, 2026 and 2025, gross written premiums attributable to Texas were 93.6% and 81.9%, respectively, of the Company’s total gross written premiums.

In addition to the reportable segments, the Company maintains a Corporate category to reconcile segment results to the consolidated totals. The Corporate category includes: (i) corporate operating expenses such as salaries and related benefits of the Company’s executive management team, some finance and information technology personnel, and other corporate headquarters expenses, (ii) interest expense on the Company’s debt obligations and (iii) all investment income activity. All investment income activity is reported within net investment income, net realized investment gains (losses), and change in fair value of equity securities on the consolidated statements of operations. The Company’s assets on the consolidated balance sheet are not allocated to the reportable segments.

The following tables present information by reportable segment (dollars in thousands):

Three months ended March 31, 2026	Personal Lines	Commercial Lines	Corporate	Total

Gross written premiums	$11,487	$(18)	$—	$11,469

Net written premiums	$6,091	$(16)	$—	$6,075

Net earned premiums	$5,792	$133	$—	$5,925
Segment revenue	5,792	133	—	5,925

Losses and LAE, net	3,600	(271)	—	3,329
Policy acquisition costs	1,558	—	—	1,558
Operating expenses	512	865	723	2,100
Segment expenses	5,670	594	723	6,987

Segment gain (loss)	$122	$(461)	$(723)	$(1,062)
Net investment income			1,110	1,110
Net realized investment gains (losses)			(14)	(14)
Change in fair value of equity securities			30	30
Change in fair value of contingent considerations			4,490	4,490
Other income			6	6
Interest expense			1,976	1,976
Income (loss) before income taxes	$122	$(461)	$2,923	$2,584

Three months ended March 31, 2025	Personal Lines	Commercial Lines	Corporate	Total

Gross written premiums	$14,126	$2,047	$—	$16,173

Net written premiums	$12,444	$(1,604)	$—	$10,840

Net earned premiums	$8,984	$1,331	$—	$10,315
Other income	23	—	42	65
Segment revenue	9,007	1,331	42	10,380

Losses and LAE, net	7,769	1,505	—	9,274
Policy acquisition costs	2,724	(47)	—	2,677
Operating expenses	2,192	384	285	2,861
Segment expenses	12,685	1,842	285	14,812

Segment gain (loss)	$(3,678)	$(511)	$(243)	$(4,432)
Net investment income			1,289	1,289
Net realized investment gains (losses)			3	3
Change in fair value of equity securities			(192)	(192)
Change in fair value of contingent considerations			4,395	4,395
Interest expense			541	541
Income (loss) before income taxes	$(3,678)	$(511)	$4,711	$522

15. Subsequent Events

On May 11, 2026, pursuant to the Exchange Agreement, dated May 11, 2026, by and between the Company and Clarkston Companies, Inc., the Company issued 1,600 shares of the Company’s newly designated Series D Preferred Stock, no par value, to Clarkston Companies, Inc., an entity affiliated with Jeffrey Hakala, a member of the Board of Directors of the Company, in exchange for 1,600 shares of the Company’s Series C Preferred Stock. In connection with the exchange, on May 11, 2026 the Company filed a Certificate of Designation designating 1,600 shares of Series D Preferred Stock. The Series D Preferred Stock has the same terms as the Series C Preferred Stock but with a maturity date of April 2, 2028 instead of April 2, 2027. The exchange involved no cash consideration and was effected in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Following the exchange, 1,600 shares of Series D Preferred Stock were outstanding and no shares of Series C Preferred Stock were outstanding.

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no additional recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2026 and 2025

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 27, 2026 with the U. S. Securities and Exchange Commission.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek” and similar terms and phrases, or the negative thereof, may be used to identify forward-looking statements.

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in our Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 27, 2026 and included herein, and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Recent Developments

Rights Offering

On February 27, 2026, the Company issued 14,000,000 shares of common stock at a purchase price of $1.00 per share pursuant to a rights offering backstopped by Clarkston Companies, Inc. A portion of the proceeds were used to redeem the $7.5 million of the Company's outstanding Series B Preferred Stock and to contribute $3.0 million to TIC in February 2026. The remaining proceeds are being used for working capital and general corporate purposes.

Redemption of Series B Preferred Stock

The Company redeemed the $7.5 million of Series B Preferred Stock on February 27, 2026.

Nasdaq Minimum Bid Price Compliance

As previously reported, on March 3, 2026, the Company received a letter (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that because the closing bid price of the Company’s common stock was below $1.00 per share for the prior 30 consecutive business days, the Company is not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

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

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, plus the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, plus the District of Columbia. As of March 31, 2026, we offer only homeowners insurance products primarily in Texas, Illinois and Indiana.

Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income.

Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions, reinsurance premiums and other underwriting and administrative expenses.

Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Texas, Illinois and Indiana. Our commercial lines business is in runoff.

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026.

Executive Overview

The Company's gross written premiums decreased $4.7 million, or 29.1%, to $11.5 million in the first quarter of 2026, compared to $16.2 million for the same period in 2025.

The Company's personal lines gross written premiums decreased $2.6 million, or 18.7%, to $11.5 million in the first quarter of 2026, compared to $14.1 million for the same period in 2025.

The Company reported net income of $2.6 million, or $0.15 per share in the first quarter of 2026, compared to net income of $522,000, or $0.04 per share for the same period in 2025.

Adjusted operating loss, a non-GAAP measure, was $2.8 million, or $0.16 per share during the first quarter of 2026, compared to $3.7 million, or $0.30 per share for the same period in 2025.

Our underwriting combined ratio was 105.7% and 140.5% for the three months ended March 31, 2026 and 2025, respectively.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Gross written premiums	$11,469	$16,173	$(4,704)	(29.1%)

Net written premiums	$6,075	$10,840	$(4,765)	(44.0%)

Net earned premiums	$5,925	$10,315	$(4,390)	(42.6)%
Other income	6	65	(59)	(90.8%)
Losses and loss adjustment expenses, net	3,329	9,274	(5,945)	(64.1)%
Policy acquisition costs	1,558	2,677	(1,119)	(41.8)%
Operating expenses	2,100	2,861	(761)	(26.6)%
Underwriting gain (loss)	(1,056)	(4,432)	3,376	(76.2)%
Net investment income	1,110	1,289	(179)	(13.9)%
Net realized investment gains (losses)	(14)	3	(17)	*
Change in fair value of equity securities	30	(192)	222	*
Change in fair value of contingent considerations	4,490	4,395	95	2.2%
Interest expense	1,976	541	1,435	*
Income (loss) before income taxes	2,584	522	2,062	*
Income tax expense (benefit)	(38)	—	(38)	*
Net income (loss)	$2,622	$522	$2,100	*

Book value per common share outstanding	$0.96	$2.09

Underwriting Ratios:
Loss ratio (1)	56.2%	89.7%
Expense ratio (2)	49.5%	50.8%
Combined ratio (3)	105.7%	140.5%

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

Our premiums are presented below for the three months ended March 31, 2026 and 2025 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Gross written premiums
Personal lines	$11,487	$14,126	$(2,639)	(18.7)%
Commercial lines	(18)	2,047	(2,065)	*
Total	$11,469	$16,173	$(4,704)	(29.1)%

Net written premiums
Personal lines	$6,091	$12,444	$(6,353)	(51.1)%
Commercial lines	(16)	(1,604)	1,588	*
Total	$6,075	$10,840	$(4,765)	(44.0)%

Net earned premiums
Personal lines	$5,792	$8,984	$(3,192)	(35.5)%
Commercial lines	133	1,331	(1,198)	*
Total	$5,925	$10,315	$(4,390)	(42.6)%

* Percentage change is not meaningful.

Gross written premiums decreased $4.7 million, or 29.1%, to $11.5 million for the three months ended March 31, 2026, compared to $16.2 million for the same period in 2025.

Personal lines gross written premiums decreased $2.6 million, or 18.7%, to $11.5 million in the first quarter of 2026, compared to $14.1 million for the same period in 2025. The decrease was due to underwriting changes that affected volume. Our main focus remains on prudent, steady growth in Texas.

Commercial lines gross written premiums were $(18,000) in the first quarter of 2026, compared to $2.0 million for the same period in 2025. The Company's commercial lines business is in runoff. The Company does not expect to write any commercial lines business in the near term.

Net written premiums decreased $4.8 million, or 44.0%, to $6.1 million in the first quarter of 2026, compared to $10.8 million for the same period in 2025. The decline in net written premiums during the quarter was primarily due to the $4.2 million of premiums ceded under a new 50% quota share agreement for our homeowners book of business effective June 1, 2025. At inception, we also ceded 50% of the homeowners unearned premiums. Our commercial lines business is in runoff, which also contributed to the decrease in net written premiums during the period.

Net earned premiums decreased $4.4 million, or 42.6%, to $5.9 million during the first quarter of 2026, compared to $10.3 million for the same period in 2025. This decrease was consistent with the decrease in net written premiums during the quarter.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended March 31, 2026 and 2025 (dollars in thousands):

Three months ended March 31, 2026	Personal Lines	Commercial Lines	Total
Accident year net losses and LAE	$3,482	$26	$3,508
Net (favorable) adverse development	118	(297)	(179)
Calendar year net losses and LAE	$3,600	$(271)	$3,329

Accident year loss ratio	60.1%	*	59.2%
Net (favorable) adverse development	2.1%	*	(3.0)%
Calendar year loss ratio	62.2%	*	56.2%

Three months ended March 31, 2025	Personal Lines	Commercial Lines	Total
Accident year net losses and LAE	$7,005	$2,125	$9,130
Net (favorable) adverse development	764	(620)	144
Calendar year net losses and LAE	$7,769	$1,505	$9,274

Accident year loss ratio	77.7%	159.7%	88.3%
Net (favorable) adverse development	8.6%	(46.6)%	1.4%
Calendar year loss ratio	86.3%	113.1%	89.7%

* Percentage change is not meaningful.

Net losses and LAE decreased by $6.0 million, or 64.1%, to $3.3 million during the first quarter of 2026, compared to $9.3 million for the same period in 2025. The decrease was mostly due to a significant reduction in net earned premiums as the commercial lines business is in runoff and we focus on the specialty homeowners business.

Expense Ratio

Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations). It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by the sum of net earned premiums and other income of the underwriting business. Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes. The expense ratio excludes Corporate expenses. Due to the commercial lines business being in runoff, the expense ratios for commercial lines are not deemed to be meaningful.

The table below provides the expense ratio by major component.

	Three Months Ended March 31,
	2026	2025
Personal Lines
Policy acquisition costs	26.9%	30.2%
Operating expenses	8.8%	24.4%
Total	35.7%	54.6%
Commercial Lines
Policy acquisition costs	*	(3.5)%
Operating expenses	*	28.8%
Total	*	25.3%
Total Underwriting
Policy acquisition costs	26.3%	25.9%
Operating expenses	23.2%	24.9%
Total	49.5%	50.8%

Our expense ratio decreased by 1.3% in the first quarter of 2026, to 49.5%, compared to 50.8% for the same period in 2025.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes and underwriting reports. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums and other income increased by 0.4% during the first quarter of 2026 to 26.3%, compared to 25.9% during the same period in 2025. Sycamore Specialty Underwriters, LLC ("SSU"), which is producing substantially all go-forward business, manages the policy issuance, premium collections and systems of the homeowners book of business. The reduction was partially due to a 1.0% reduction in the commission rate paid to SSU beginning on September 1, 2025.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums and other income decreased by 1.7% during the first quarter of 2026 to 23.2%, compared to 24.9% for the same period in 2025. The decrease in the ratio was mostly due to improved administrative cost efficiency.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended March 31, 2026 and 2025 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended March 31,
	2026	2025	$ Change
Personal Lines	$122	$(3,678)	$3,800
Commercial Lines	(461)	(511)	50
Corporate	(723)	(243)	(480)
Total segment gain (loss)	$(1,062)	$(4,432)	$3,370

Liquidity and Capital Resources

Sources and Uses of Funds

At March 31, 2026, the Company had $57.9 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. Our Parent Company's ability to service debt and mandatorily redeemable preferred stock, and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means in which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the three months ended March 31, 2026 and 2025. We do not anticipate any dividends being paid to the Parent Company from our insurance subsidiaries in the near term.

Due to significant losses in 2025, much of which is attributable to the legacy commercial liability lines of business (which are now all in runoff), both Insurance Company Subsidiaries lacked sufficient capital to continue to underwrite the volume of business they have historically written. Accordingly, PHI contributed $17.5 million into TIC during 2025 and the first quarter of 2026. In addition, PHI contributed all of its $7.6 million ownership interest in WPIC to TIC effective December 31, 2025. Even with these contributions, TIC fell within the Company Action Level of the Risk Based Capital ("RBC") with an RBC ratio of 236% as of December 31, 2025, and was required to submit an updated plan of remediation to its domiciliary regulator. TIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2025.

To fund these additional contributions, PHI raised $7.5 million from the issuance of the Series B Preferred Stock in the first quarter of 2025, utilized proceeds from the second $10.0 million earnout from the CIS Sale, which were received in the second quarter of 2025 and raised $8.0 million from the issuance of the Series C Preferred Stock in December 2025. In February 2026, PHI completed a backstopped rights offering for $14.0 million utilizing a portion of the proceeds to redeem the $7.5 million Series B Preferred Stock and contribute the $3.0 million of cash to TIC in February 2026. WPIC no longer writes any business and TIC’s writings are significantly constrained by its diminished capital position.

As an effort to support TIC and WPIC, PHI received no intercompany service fees from the Insurance Company Subsidiaries during 2025 and only $500,000 in the first quarter of 2026. PHI has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

With the anticipated go-forward revenue from TIC and the potential receipt of a $10.0 million third earnout payment, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

Cash Flows

Operating Activities. Cash used in operating activities for the three months ended March 31, 2026 was $8.3 million, compared to $15.3 million of cash used in operating activities for the same period in 2025. The $7.0 million decrease in cash used in operating activities was primarily due to a $13.6 million decrease in net losses paid during the first quarter of 2026, compared to the same period in 2025. This decrease was offset by a $6.8 million decrease in net premiums collected during the first quarter of 2026, compared to the same period in 2025.

Investing Activities. Cash provided by investing activities for the three months ended March 31, 2026 was $168,000, compared to $9.6 million of cash used in investing activities for the same period in 2025. The $9.8 million increase in cash provided by investing activities was primarily due to a $20.5 million increase in proceeds from maturities and redemptions of investments during the first quarter of 2026, compared to the same period in 2025. This was offset by a $3.4 million increase of cash used in purchases of investments during the first quarter of 2026, compared to the same period in 2025. Further, there was a $7.3 million decrease in proceeds from sales of investments in the first quarter of 2026, compared to the same period in 2025.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2026 was $6.2 million compared to $7.5 million for the same period in 2025. The $1.3 million decrease in cash provided by financing activities was attributed to the $7.5 million repayment of the Series B Preferred Stock during the first quarter of 2026. This was offset by $14.0 million of common stock issued during the first quarter of 2026. The Company also paid $252,000 related to common stock issuance costs during the first quarter of 2026.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus (which is a statutory measure of equity) was $51.3 million and $42.6 million at March 31, 2026 and December 31, 2025, respectively.

Non-GAAP Financial Measures

Adjusted Operating Income and Adjusted Operating Income Per Share

Adjusted operating income or loss and adjusted operating income or loss per share are non-GAAP measures that represent net income or loss excluding net realized investment gains (losses), change in fair value of equity securities and change in fair value of contingent considerations. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income allocable to common shareholders and net income allocable to common shareholders per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income allocable to common shareholders or net income allocable to common shareholders per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income (loss) to adjusted operating income (loss) (dollars in thousands), as well as net income (loss) allocable to common shareholders per share to adjusted operating income (loss) per share:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$2,622	$522
Less:
Net realized investment gains (losses)	(14)	3
Change in fair value of equity securities	30	(192)
Change in fair value of contingent considerations	4,490	4,395
Additional accretion of Warrants from Series B Preferred Stock payoff	946	—
Impact of income tax expense (benefit) from adjustments *	—	—
Adjusted operating income (loss)	$(2,830)	$(3,684)

Weighted average common shares diluted	17,200,659	12,222,881
Diluted income (loss) per common share:
Net income (loss)	$0.15	$0.04
Less:
Net realized investment gains (losses)	—	—
Change in fair value of equity securities	—	(0.02)
Change in fair value of contingent considerations	0.26	0.36
Additional accretion of Warrants from Series B Preferred Stock payoff	0.05	—
Impact of income tax expense (benefit) from adjustments *	—	—
Adjusted operating income (loss) per share	$(0.16)	$(0.30)

* The Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2026 and March 31, 2025, respectively. As a result, there were no taxable impacts to adjusted operating income (loss) from the adjustments to net income (loss) in the table above after taking into account the use of net operating losses and the change in the valuation allowance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2026. Based on such evaluations, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 13 ~ Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements of the Company’s Form 10-Q for the three months ended March 31, 2026, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 27, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Presurance securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

On May 11, 2026, pursuant to the Exchange Agreement, the Company issued 1,600 shares of the Company’s newly designated Series D Preferred Stock, no par value, to Clarkston Companies, Inc., an entity affiliated with Jeffrey Hakala, a member of the Board of Directors of the Company, in exchange for 1,600 shares of the Company’s Series C Preferred Stock. In connection with the exchange, on May 11, 2026, the Company filed a Certificate of Designation designating 1,600 shares of Series D Preferred Stock. The Series D Preferred Stock has the same terms as the Series C Preferred Stock but with a maturity date of April 2, 2028 instead of April 2, 2027. The exchange involved no cash consideration and was effected in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Following the exchange, 1,600 shares of Series D Preferred Stock were outstanding and no shares of Series C Preferred Stock were outstanding.

The foregoing descriptions of the Certificate of Designation and Exchange Agreement are summaries and are qualified in their entirety by the terms of the Certificate of Designation and Exchange Agreement, which are attached hereto as Exhibits 3.1and 10.1 respectively, and are incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date

3.1	Certificate of Designation of Series D Preferred Stock

10.1	Exchange Agreement, dated May 11, 2026, by and between Presurance Holdings, Inc. and Clarkston Companies, Inc.

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1*	Section 906 Certification — CEO

32.2*	Section 906 Certification — CFO

101.INS	inline XBRL Instance Document

101.SCH	inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: May 13, 2026