Form 10-Q
period 2026-06-30
Presurance Holdings, Inc.
filed 2026-08-12
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of outstanding shares of the registrant’s common stock, no par value, as of August 12, 2026, was 3,746,092.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $94,063 and $96,669, respectively)	$85,556	$88,305
Equity securities, at fair value (cost of $883 and $1,276, respectively)	995	1,277
Short-term investments, at fair value	28,389	24,725
Total investments	114,940	114,307

Cash and cash equivalents	12,798	27,362
Premiums and agents' balances receivable, net	5,562	5,521
Reinsurance recoverables on unpaid losses	60,410	63,909
Reinsurance recoverables on paid losses	6,170	5,929
Prepaid reinsurance premiums	3,244	12,024
Deferred policy acquisition costs	6,301	2,696
Receivable from contingent consideration	10,000	4,290
Other assets	3,049	3,245
Total assets	$222,474	$239,283

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$125,242	$146,262
Unearned premiums	24,288	25,703
Reinsurance premiums payable	—	2,501
Debt	12,314	12,187
Mandatorily redeemable preferred stock	8,000	14,380
Funds held under reinsurance agreements	20,040	24,233
Accounts payable and other liabilities	4,845	5,051
Total liabilities	194,729	230,317

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 3,746,092 and 1,746,125 issued and outstanding, respectively)	113,922	100,158
Accumulated deficit	(76,433)	(81,591)
Accumulated other comprehensive income (loss)	(9,744)	(9,601)
Total shareholders' equity	27,745	8,966
Total liabilities and shareholders' equity	$222,474	$239,283

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue and Other Income
Premiums
Gross earned premiums	$12,239	$16,484	$25,953	$32,602
Ceded earned premiums	(5,431)	(6,920)	(13,220)	(12,723)
Net earned premiums	6,808	9,564	12,733	19,879
Net investment income	1,040	1,298	2,150	2,587
Net realized investment gains (losses)	(87)	(28)	(101)	(25)
Change in fair value of equity securities	81	(65)	111	(257)
Other income	80	10	86	75
Change in fair value of contingent considerations	1,220	5,355	5,710	9,750
Total revenue and other income	9,142	16,134	20,689	32,009

Expenses
Losses and loss adjustment expenses, net	1,672	6,564	5,001	15,838
Policy acquisition costs	1,926	2,287	3,484	4,964
Operating and other expenses	2,331	4,368	4,431	7,229
Interest expense	677	864	2,653	1,405
Total expenses	6,606	14,083	15,569	29,436

Income (loss) before income taxes	2,536	2,051	5,120	2,573
Income tax expense (benefit)	—	—	(38)	—

Net income (loss)	$2,536	$2,051	$5,158	$2,573

Earnings (loss) per common share, basic and diluted	$0.68	$1.17	$1.66	$1.47

Weighted average common shares outstanding, basic and diluted	3,746,114	1,746,125	3,105,236	1,746,125

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,536	$2,051	$5,158	$2,573

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	16	557	(156)	2,156
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	16	557	(156)	2,156
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	—	—	(13)	—
Income tax expense (benefit)	—	—	—	—
Total reclassifications included in net income (loss), net of tax	—	—	(13)	—

Other comprehensive income (loss)	16	557	(143)	2,156

Total comprehensive income (loss)	$2,552	$2,608	$5,015	$4,729

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at March 31, 2026	3,746,125	$113,919	$(78,969)	$(9,760)	$25,190
Net income (loss)	—	—	2,536	—	2,536
Common stock issuance costs	—	(9)	—	—	(9)
Repurchase of common stock	(33)	(1)	—	—	(1)
Stock-based compensation expense	—	13	—	—	13
Other comprehensive income (loss)	—	—	—	16	16
Balances at June 30, 2026	3,746,092	$113,922	$(76,433)	$(9,744)	$27,745

Balances at March 31, 2025	1,746,125	$100,117	$(62,631)	$(11,901)	$25,585
Net income (loss)	—	—	2,051	—	2,051
Stock-based compensation expense	—	15	—	—	15
Other comprehensive income (loss)	—	—	—	557	557
Balances at June 30, 2025	1,746,125	$100,132	$(60,580)	$(11,344)	$28,208

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at December 31, 2025	1,746,125	$100,158	$(81,591)	$(9,601)	$8,966
Net income (loss)	—	—	5,158	—	5,158
Issuance of common stock	2,000,000	14,000	—	—	14,000
Common stock issuance costs	—	(261)	—	—	(261)
Repurchase of common stock	(33)	(1)	—	—	(1)
Stock-based compensation expense	—	26	—	—	26
Other comprehensive income (loss)	—	—	—	(143)	(143)
Balances at June 30, 2026	3,746,092	$113,922	$(76,433)	$(9,744)	$27,745

Balances at December 31, 2024	1,746,125	$98,178	$(63,153)	$(13,500)	21,525
Net income (loss)	—	—	2,573	—	2,573
Issuance of warrants	—	1,924	—	—	1,924
Stock-based compensation expense	—	30	—	—	30
Other comprehensive income (loss)	—	—	—	2,156	2,156
Balances at June 30, 2025	1,746,125	$100,132	$(60,580)	$(11,344)	$28,208

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss) from continuing operations	$5,158	$2,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	127	128
Accretion of Series B Preferred Stock	1,120	309
Amortization of bond premium and discount, net	(154)	(245)
Net realized investment (gains) losses	101	25
Change in fair value of equity securities	(111)	257
Stock-based compensation expenses	26	30
Change in fair value of contingent considerations	(5,710)	(9,750)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	(41)	1,466
Reinsurance recoverables	3,258	7,654
Prepaid reinsurance premiums	8,780	(12,091)
Deferred policy acquisition costs	(3,605)	3,042
Other assets	197	(406)
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(21,020)	(24,641)
Unearned premiums	(1,415)	4,649
Funds held under reinsurance agreements	(4,193)	(4,567)
Reinsurance premiums payable	(2,501)	9,385
Accounts payable and other liabilities	(206)	4,166
Net cash provided by (used in) operating activities	(20,189)	(18,016)
Cash Flows From Investing Activities
Purchase of investments	(130,148)	(142,288)
Proceeds from maturities and redemptions of investments	61,262	9,027
Proceeds from sales of investments	68,273	128,076
Proceeds from contingent consideration in CIS Sale	—	10,000
Net cash provided by (used in) investing activities	(613)	4,815
Cash Flows From Financing Activities
Issuance of common stock	14,000	—
Repurchase of common stock	(1)	—
Repayment of Series B Preferred Stock	(7,500)	—
Issuance of stock warrants	—	1,924
Issuance of Series B Preferred Stock	—	5,576
Common stock issuance costs	(261)	—
Net cash provided by (used in) financing activities	6,238	7,500
Net increase (decrease) in cash	(14,564)	(5,701)
Cash at beginning of period	27,362	27,654
Cash at end of period	12,798	21,953
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,563	$1,096
Income taxes paid (refunded), net	$(24)	$—

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

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. The Company has applied the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting and therefore the condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of items of a normal recurring nature necessary for a fair presentation of the condensed consolidated interim financial statements, have been included.

These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results expected for the year ended December 31, 2026.

Business

The Company is engaged in the sale of property and casualty insurance products and has organized its business model around two classes of insurance businesses: commercial lines and personal lines business. Within these two businesses, the Company has historically offered various insurance products to niche commercial businesses in the commercial lines reportable segment and to homeowners in the personal lines reportable segment. All commercial lines of business are in runoff, and the Company is currently offering only personal lines insurance products. While the commercial lines insurance business is no longer written by the Company, the historical business contributes significantly to our exposure to loss reserve development and operating expenses.

As of June 30, 2026, the Company offers only homeowners insurance products in Texas, Illinois and Indiana. The Company’s corporate headquarters are located in Troy, Michigan.

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

Company Liquidity

At June 30, 2026, the Company had $41.2 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. The Parent Company's ability to service debt and mandatorily redeemable preferred stock and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means by which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the six months ended June 30, 2026 and 2025. We do not anticipate any dividends being paid to the Parent Company from our insurance subsidiaries in the near term.

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

To fund these additional contributions, PHI raised $7.5 million from the issuance of the Series B Preferred Stock in the first quarter of 2025, utilized proceeds from the second $10.0 million earnout from the CIS Sale, which were received in the second quarter of 2025, and raised $8.0 million from the issuance of the Series C Preferred Stock in December 2025. In February 2026, PHI completed a backstopped rights offering for $14.0 million utilizing a portion of the proceeds to redeem the $7.5 million Series B Preferred Stock and contribute $3.0 million of cash to TIC in February 2026. WPIC no longer writes any business and TIC’s writings are significantly constrained by its diminished capital position.

As an effort to support TIC and WPIC, PHI received no intercompany service fees from the Insurance Company Subsidiaries during 2025 and only $800,000 and $1.3 million for the three and six months ended June 30, 2026, respectively. PHI has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

With future anticipated revenue from TIC and the receipt of the fully earned $10.0 million third earnout payment by August 31, 2026, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

2. Reverse Stock Split

On June 1, 2026, the Company effected a 1-for-7 reverse stock split of the Company’s common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every 7 shares of the Company’s common stock issued and outstanding were automatically converted into one new share of common stock. Proportionate adjustments were made to the exercise prices and number of shares of common stock issuable upon exercise of the Company's outstanding stock options and warrants. The Reverse Stock Split did not decrease the number of authorized shares of common stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Shareholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. All shares of the Company’s common stock, per-share data and related information included in the accompanying condensed consolidated financial statements have been retroactively adjusted as though the

Reverse Stock Split had been effected prior to all periods presented in accordance with generally accepted accounting principles.

3. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three and six months ended June 30, 2026, or for the year-ended December 31, 2025. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses were $8.5 million and $8.4 million as of June 30, 2026 and December 31, 2025, respectively. The gross unrealized losses were from the Company's available-for-sale securities, due to market conditions and interest rate changes. Management believes it will not need to sell its available-for-sale securities at significant losses as it has the ability and intention to hold them until maturity or until their values improve.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale as of June 30, 2026 and December 31, 2025 were as follows (dollars in thousands):

	June 30, 2026
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$4,713	$3	$(34)	$4,682
State and local government	19,822	—	(3,017)	16,805
Corporate debt	22,050	—	(1,401)	20,649
Asset-backed securities	18,966	9	(18)	18,957
Mortgage-backed securities	21,099	—	(3,767)	17,332
Commercial mortgage-backed securities	5,107	5	(39)	5,073
Collateralized mortgage obligations	2,306	—	(248)	2,058
Total debt securities available for sale	$94,063	$17	$(8,524)	$85,556

	December 31, 2025
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$4,596	$21	$(12)	$4,605
State and local government	20,194	4	(2,982)	17,216
Corporate debt	25,170	1	(1,407)	23,764
Asset-backed securities	20,962	33	(22)	20,973
Mortgage-backed securities	22,258	—	(3,690)	18,568
Commercial mortgage-backed securities	1,054	—	(48)	1,006
Collateralized mortgage obligations	2,435	—	(262)	2,173
Total debt securities available for sale	$96,669	$59	$(8,423)	$88,305

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2026
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	5	$2,935	$(27)	2	$554	$(7)	7	$3,489	$(34)
State and local government	2	323	(1)	93	15,780	(3,016)	95	16,103	(3,017)
Corporate debt	1	999	(1)	41	19,650	(1,400)	42	20,649	(1,401)
Asset-backed securities	4	5,282	(1)	1	180	(17)	5	5,462	(18)
Mortgage-backed securities	4	17	(1)	58	17,315	(3,766)	62	17,332	(3,767)
Commercial mortgage-backed securities	—	—	—	2	828	(39)	2	828	(39)
Collateralized mortgage obligations	—	—	—	24	2,058	(248)	24	2,058	(248)
Total debt securities available for sale	16	$9,556	$(31)	221	$56,365	$(8,493)	237	$65,921	$(8,524)

	December 31, 2025
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	2	$550	$(12)	2	$550	$(12)
State and local government	—	—	—	96	16,327	(2,982)	96	16,327	(2,982)
Corporate debt	—	—	—	48	22,763	(1,407)	48	22,763	(1,407)
Asset-backed securities	3	3,531	(2)	1	209	(20)	4	3,740	(22)
Mortgage-backed securities	—	—	—	64	18,563	(3,690)	64	18,563	(3,690)
Commercial mortgage-backed securities	1	145	(1)	2	861	(47)	3	1,006	(48)
Collateralized mortgage obligations	—	—	—	25	2,172	(262)	25	2,172	(262)
Total debt securities available for sale	4	$3,676	$(3)	238	$61,445	$(8,420)	242	$65,121	$(8,423)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Debt securities	$758	$970	$1,542	$1,928
Equity securities	2	3	4	5
Cash, cash equivalents and short-term investments	327	385	695	772
Total investment income	1,087	1,358	2,241	2,705
Investment expenses	(47)	(60)	(91)	(118)
Net investment income	$1,040	$1,298	$2,150	$2,587

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt and equity securities, as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Debt securities:
Gross realized gains	$—	$—	$4	$5
Gross realized losses	(10)	(28)	(15)	(30)
Total debt securities	(10)	(28)	(11)	(25)
Equity securities:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	(77)	—	(90)	—
Total equity securities	(77)	—	(90)	—
Total net realized investment gains (losses)	$(87)	$(28)	$(101)	$(25)

Proceeds from the sales of available-for-sale securities were $344,000 and $16.2 million for the six months ended June 30, 2026 and 2025, respectively.

The gross realized gains from sales of available-for-sale securities for the six months ended June 30, 2026 and 2025 were $4,000 and $5,000, respectively. The gross realized losses from sales of available-for-sale securities for the six months ended June 30, 2026 and 2025 were $15,000 and $30,000, respectively.

As of June 30, 2026 and December 31, 2025, there were $1,000 and $0 of payables from securities purchased, respectively. As of June 30, 2026 and December 31, 2025, there were $0 of receivables from securities sold, respectively.

The Company's gross unrealized gains related to its equity investments were $112,000 and $80,000 as of June 30, 2026 and December 31, 2025, respectively. The Company’s gross unrealized losses related to its equity investments were $0 and $79,000 as of June 30, 2026 and December 31, 2025, respectively.

Proceeds from sales of short-term investments were $67.5 million and $95.5 million for the six months ended June 30, 2026 and 2025, respectively. Purchases of short-term investments were $116.3 million and $135.7 million for the six months ended June 30, 2026 and 2025, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value and are recorded at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There was no impairment or observable changes in price recorded for the three and six months ended June 30, 2026 and 2025, respectively, related to the Company's equity securities without a readily determinable fair value. These investments are a component of Other Assets in the Condensed Consolidated Balance Sheets. The value of these investments as of June 30, 2026 and December 31, 2025 were $250,000.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at June 30, 2026. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,455	$8,374
Due after one year through five years	19,988	18,838
Due after five years through ten years	9,273	8,126
Due after ten years	8,869	6,798
Securities with contractual maturities	46,585	42,136
Asset-backed securities	18,966	18,957
Mortgage-backed securities	21,099	17,332
Commercial mortgage-backed securities	5,107	5,073
Collateralized mortgage obligations	2,306	2,058
Total debt securities	$94,063	$85,556

At June 30, 2026 and December 31, 2025, the Insurance Company Subsidiaries had an aggregate of $8.5 million on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At June 30, 2026 and December 31, 2025, the Company had $100.3 million and $98.8 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. At June 30, 2026, approximately $99.5 million of the trust account balances are for collateral of gross unearned premiums and gross loss reserves of the fronted business on the security program and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the loss reserves are paid on these programs, the remaining trust balances will be released and available for general use. It is expected to take approximately seven years for a large majority of the balances to be released with approximately 50% being released in the next few years.

4. Fair Value Measurements

The Company’s financial instruments include assets carried at fair value, as well as debt carried at face value, net of unamortized debt issuance costs, and are disclosed at fair value. All fair values are determined on a recurring basis other than the debt which is a non-recurring fair value measure. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. In determining fair value, the Company applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices from sources independent of the reporting entity (“observable inputs”) and the lowest priority to prices determined by the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The fair value hierarchy is as follows:

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,682	$—	$4,682	$—
State and local government	16,805	—	16,805	—
Corporate debt	20,649	—	20,649	—
Asset-backed securities	18,957	—	18,957	—
Mortgage-backed securities	17,332	—	17,332	—
Commercial mortgage-backed securities	5,073	—	5,073	—
Collateralized mortgage obligations	2,058	—	2,058	—
Total debt securities	85,556	—	85,556	—
Equity Securities	232	12	220	—
Short-term investments	28,389	28,389	—	—
Total marketable investments measured at fair value	$114,177	$28,401	$85,776	$—

Investments measured at NAV:
Investments in limited partnerships	763
Total investments measured at fair value	$114,940

Liabilities:
Funds-withheld obligation	20,032	—	20,032	—
Total Liabilities fair value measure	$20,032	$—	$20,032	$—

	December 31, 2025
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,605	$—	$4,605	$—
State and local government	17,216	—	17,216	—
Corporate debt	23,764	—	23,764	—
Asset-backed securities	20,973	—	20,973	—
Mortgage-backed securities	18,568	—	18,568	—
Commercial mortgage-backed securities	1,006	—	1,006	—
Collateralized mortgage obligations	2,173	—	2,173	—
Total debt securities	88,305	—	88,305	—
Equity securities	313	93	220	—
Short-term investments	24,725	22,204	2,521	—
Total marketable investments measured at fair value	$113,343	$22,297	$91,046	$—

Investments measured at NAV:
Investments in limited partnerships	964
Total investments measured at fair value	114,307

Contingent considerations from CIS Sale	4,290	—	—	4,290
Total assets measured at fair value	$118,597

Liabilities:
Funds-withheld obligation	21,284	—	21,284	—
Total Liabilities fair value measure	$21,284	$—	$21,284	$—

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 25% and 20% of the fair value of the total marketable investments measured at fair value as of June 30, 2026 and December 31, 2025, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 75% and 80% of the fair value of the total marketable investments measured at fair value as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, the Company moved its asset for its contingent consideration receivable related to the CIS Sale out of a Level 3 valuation, and recognized the full $10.0 million face value of the earnout. CIS met the performance thresholds required for the Company to achieve the earnout in accordance with the terms of the CIS Sale.

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

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. The tables below show a roll forward of Level 3 assets and liabilities held at fair value during the three and six months ended June 30, 2026 (dollars in thousands):

	Balance as of March 31, 2026	Additions into Level 3	Subtractions out of Level 3	Change in Fair Value	Balance as of June 30, 2026
Contingent considerations	$8,780	$—	$(10,000)	$1,220	$—
Total recurring Level 3 assets	$8,780	$—	$(10,000)	$1,220	$—

	Balance as of January 1, 2026	Additions into Level 3	Subtractions out of Level 3	Change in Fair Value	Balance as of June 30, 2026
Contingent considerations	$4,290	$—	$(10,000)	$5,710	$—
Total recurring Level 3 assets	$4,290	$—	$(10,000)	$5,710	$—

5. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the six months ended June 30, 2026 and 2025. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$2,825	$6,647	$2,696	$6,380

Deferred policy acquisition costs	5,402	(1,022)	7,089	1,922
Amortization of policy acquisition costs	(1,926)	(2,287)	(3,484)	(4,964)
Net change	3,476	(3,309)	3,605	(3,042)

Balance at end of period	$6,301	$3,338	$6,301	$3,338

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

Management believes that the reserve for losses and LAE is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which have occurred by the date of the condensed consolidated financial statements based on available facts and in accordance with applicable laws and regulations.

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gross reserves - beginning of period	$137,501	$176,362	$146,262	$189,285
Less: reinsurance recoverables on unpaid losses	(62,014)	(77,872)	(63,909)	(84,490)
Net reserves - beginning of period	75,487	98,490	82,353	104,795
Add: incurred losses and LAE, net of reinsurance:
Current period	3,782	6,015	7,290	15,145
Prior period	(2,110)	549	(2,289)	693
Total net incurred losses and LAE	1,672	6,564	5,001	15,838
Deduct: loss and LAE payments, net of reinsurance:
Current period	2,560	6,064	3,540	7,657
Prior period	9,767	12,238	18,982	26,224
Total net loss and LAE payments	12,327	18,302	22,522	33,881
Net reserves - end of period	64,832	86,752	64,832	86,752
Plus: reinsurance recoverables on unpaid losses	60,410	77,892	60,410	77,892
Gross reserves - end of period	$125,242	$164,644	$125,242	$164,644

Net losses and LAE decreased by $4.9 million, or 74.5%, to $1.7 million during the second quarter of 2026, compared to $6.6 million for the same period in 2025. The decrease was mostly due to a significant reduction in net earned premiums as the commercial lines of business are in runoff and we focus on the specialty homeowners business. The Company also experienced $2.4 million of favorable development related to its legacy commercial lines business in the second quarter of 2026.

7. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.

Effective June 1, 2025 through May 31, 2026, the Company was party to a quota share reinsurance agreement wherein it ceded 50% of premiums on substantially all of its homeowners business. The termination of the agreement on May 31, 2026 generated a negative $9.3 million of ceded written premiums for the three and six months ended June 30, 2026. The agreement allows for a sliding-scale ceding commission depending on the performance of the underlying business. We calculated the ceding commission based on a 36.2% rate.

Effective June 1, 2026, the Company was party to a property catastrophe reinsurance treaty for aggregate losses up to $61.0 million in excess of a $4.0 million retention.

Effective June 1, 2025, the Company was party to a property catastrophe reinsurance treaty for aggregate losses up to $56.0 million in excess of a $4.0 million retention.

The Company no longer writes commercial lines business and thus has no reinsurance for specific commercial property and liability risks in 2026. The Company ceded primarily all specific commercial property and liability risks in excess of $400,000 in 2025. The Company ceded homeowners specific risks in excess of $500,000 in 2026 and 2025. The homeowners quota share effectively reduced the net retention of the specific loss coverage from $500,000 to $250,000 and reduced the retention of the catastrophe reinsurance coverage from $4.0 million to $2.0 million for losses occurring during the term of the agreement.

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

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement. The LPT provides adverse reserve development coverage of up to $20.0 million for accident years 2019 and prior. As of June 30, 2026, the Company ceded an aggregate of $18.3 million of losses to the LPT. As of December 31, 2025, the Company ceded an aggregate of $16.5 million of losses to the LPT. Due to the insolvency of the reinsurer, we may not obtain any additional recoveries from the loss portfolio transfer.

As of June 30, 2026, the Condensed Consolidated Balance Sheets included $1.9 million and $368,000 of fully collateralized reinsurance recoverables on paid and unpaid losses related to the LPT, respectively. As of December 31, 2025, the Consolidated Balance Sheets included $3.4 million of fully collateralized reinsurance recoverables on unpaid losses related to the LPT, respectively.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Written premiums:
Direct	$13,070	$21,079	$24,539	$37,252
Assumed	—	—	—	—
Ceded	3,582	(19,696)	(1,812)	(25,029)
Net written premiums	$16,652	$1,383	$22,727	$12,223

Earned premiums:
Direct	$12,239	$16,484	$25,953	$32,602
Assumed	—	—	—	—
Ceded	(5,431)	(6,920)	(13,220)	(12,723)
Net earned premiums	$6,808	$9,564	$12,733	$19,879

Losses and LAE:
Direct	$4,337	$9,728	$9,348	$16,808
Assumed	4,301	2,614	5,393	11,285
Ceded	(6,966)	(5,778)	(9,740)	(12,255)
Net Losses and LAE	$1,672	$6,564	$5,001	$15,838

8. Debt

The Company has $12.9 million of gross senior unsecured notes (the "notes") outstanding as of June 30, 2026. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of June 30, 2026			As of December 31, 2025
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$12,887	$573	$12,314	$12,887	$700	$12,187

Senior Unsecured Notes

The notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the notes, in whole or in part, at face value at any time after September 30, 2025. The Company may also repurchase the notes periodically in private transactions or in the market.

Financial Debt Covenants

The Company was not subject to any restrictive financial debt covenants as of June 30, 2026.

Scheduled Principal Payments

The scheduled principal payment of the Parent Company's debt as of June 30, 2026 is $16.9 million due on September 30, 2028, of which $4.0 million will be paid to TIC.

Funds-Withheld Obligation

Included in Funds held under reinsurance agreements in the Condensed Consolidated Balance Sheets are $20.0 million and $21.3 million as of June 30, 2026, and December 31, 2025, respectively, of a funds-withheld obligation relating to one reinsurance agreement which is accounted for as an embedded derivative. Changes to the funds-withheld obligation due to fair value changes of the underlying asset portfolio are included in Operating and other expenses on the Condensed Consolidated Statements of Operations. The fair value of the underlying asset portfolio increased by $291,000 and $512,000 for the three and six months ended June 30, 2026, respectively. The fair value of the underlying asset portfolio increased by $326,000 and $650,000 for the three and six months ended June 30, 2025, respectively.

9. Mandatorily Redeemable Preferred Stock

Series D Preferred Stock

On May 11, 2026, pursuant to the Exchange Agreement, dated May 11, 2026, by and between the Company and Clarkston Companies, Inc., the Company issued 1,600 shares of the Company’s newly designated Series D Preferred Stock, no par value, to Clarkston Companies, Inc., an entity affiliated with Jeffrey Hakala, a member of the Board of Directors of the Company, in exchange for 1,600 shares of the Company’s Series C Preferred Stock. In connection with the exchange, on May 11, 2026, the Company filed a Certificate of Designation designating 1,600 shares of Series D Preferred Stock. The Series D Preferred Stock has the same terms as the Series C Preferred Stock but with a maturity date of April 2, 2028 instead of April 2, 2027. The exchange involved no cash consideration and was effected in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Following the exchange, 1,600 shares of Series D Preferred Stock were outstanding and no shares of Series C Preferred Stock were outstanding. The Company recorded $300,000 and $600,000 of interest expense for the three and six months ended June 30, 2026, respectively, related to the dividends from the Series C and Series D Preferred Stock.

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

The Series C Preferred Stock required quarterly dividend payments at a dividend rate of 15.0% per annum.

Series B Preferred Stock

On February 27, 2026, the Company redeemed the $7.5 million Series B Preferred Stock.

On February 27, 2025 and March 3, 2025, the Company issued a total of $7.5 million of its newly designated non-convertible mandatorily redeemable Series B Preferred Stock, no par value, through a private placement of 1,500 preferred shares priced at $5,000 per share that matures on December 31, 2026, and issued the Purchaser (as defined below) common stock purchase warrants (the "warrants") to purchase 571,428 shares at an exercise price of $10.50 per share. The warrants will expire on January 31, 2027.

The Series B Preferred Stock was sold to Clarkston 91 West LLC (the "Purchaser"), an entity affiliated with Gerald and Jeffrey Hakala, who were both members of the Board of Directors of the Company at such time. The Company used the proceeds for working capital and general corporate purposes. Each share of the Series B Preferred Stock entitled the Holder to 428 votes on each matter properly submitted to the Company's shareholders for their vote, however the aggregate voting power of all outstanding shares of the Series B Preferred Stock shall not exceed 19.99% of the aggregate voting power of all voting securities.

The Series B Preferred Stock required quarterly dividend payments at a rate equal to the prime rate of Waterford Bank, N.A. plus 600 basis points, or 12.0%, whichever is higher. As of the redemption date of February 27, 2026, the annualized rate was 12.75%. The Company recorded $152,000 of interest expense for the three and six months ended June 30, 2026, related to the dividends from the Series B Preferred Stock. The Company recorded $253,000 and $341,000 for the three and six months ended June 30, 2025, respectively, related to the dividends from the Series B Preferred Stock.

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

The total liability recorded for the Preferred Stock was $5.5 million. The Preferred Stock liability was accreted to its maximum redemption value on the date of redemption. The increase in the redemption amount was recorded as interest expense. The Series B Preferred Stock accreted by $1.1 million for the three and six months ended June 30, 2026. The Series B Preferred Stock accreted by $233,000 and $308,000 for the three and six months ended June 30, 2025, respectively.

10. Shareholders' Equity

On February 27, 2026, the Company issued 2,000,000 shares of common stock at a purchase price of $7.00 per share pursuant to a rights offering backstopped by Clarkston Companies, Inc. A portion of the proceeds were used to redeem the $7.5 million of the Company's outstanding Series B Preferred Stock and to contribute $3.0 million to TIC in February 2026. The remaining proceeds are being used for working capital and general corporate purposes.

As of June 30, 2026 and December 31, 2025, the Company had 3,746,092 and 1,746,125 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

On December 5, 2018, the Company's Board authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company did not repurchase any shares of stock related to the stock repurchase program for the three and six months ended June 30, 2026 and for the year ended December 31, 2025, respectively.

For the three and six months ended June 30, 2026, the Company repurchased 33 shares of common stock valued at approximately $1,000 related to the Company's Reverse Stock Split that occurred on June 1, 2026. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

11. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,536	$2,051	$5,158	$2,573

Weighted average common shares outstanding, basic and diluted	3,746,114	1,746,125	3,105,236	1,746,125

Earnings (loss) per common share, basic and diluted	$0.68	$1.17	$1.66	$1.47

* There were no unvested restricted stock units for the three and six months ended June 30, 2026 and 2025, respectively. The 7,571 and 15,142 of non-vested shares of stock options were anti-dilutive for the three and six months ended June 30, 2026 and 2025, respectively. The 571,428 Warrants were anti-dilutive for the three and six months ended June 30, 2026 and 2025, respectively. Therefore, the basic and diluted weighted average common shares are equal for the three and six months ended June 30, 2026 and 2025.

12. Stock-based Compensation

On March 8, 2022 the Company issued options to purchase 90,000 shares of the Company's common stock to two named executive officers. The right to exercise the options vests over a five-year period on a straight-line basis. The options have a strike price of $31.71 per share and will expire on March 8, 2032. The estimated grant date fair value of these options is $612,000, which is being expensed ratably over the vesting period. A Black Scholes model was used to determine the fair value of the options at the time the options were issued, using the Company’s historical 5-year market price of its stock to determine volatility (equating to 65.04%), an estimated 5-year term to exercise the options, a 5-year risk-free rate of return of 1.8%, and the market price for the Company’s stock of $16.80 per share.

On June 30, 2020, the Company issued options to purchase 40,000 shares of the Company’s common stock, to certain executive officers and other employees. The right to exercise the options fully vested on June 30, 2025. The options have a strike price of $26.67 per share and expire on June 30, 2030. The estimated grant date fair value of these options is $290,000, which was fully expensed as of June 30, 2025.

The Company recorded $13,000 and $26,000 of compensation expense for the three and six months ended June 30, 2026, respectively, related to the Company's stock options granted. The Company recorded $15,000 and $30,000 for the three and six months ended June 30, 2025, respectively, related to the Company's stock options granted. There were 7,571 options outstanding and unvested as of June 30, 2026, which will generate an estimated future expense of $34,000.

13. Commitments and Contingencies

Legal Proceedings

The Company and its subsidiaries are subject at times to various claims, lawsuits and proceedings relating principally to alleged errors or omissions in the placement of insurance, claims administration, and other business transactions arising in the ordinary course of business. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the insurance policy at issue. We account for such activity through the establishment of unpaid losses and LAE reserves. In accordance with accounting guidance, if it is probable that a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the costs to resolve these claims is recorded by the Company in the accompanying condensed consolidated financial statements. Periodic expenses related to the defense of such claims are included in the accompanying condensed consolidated statements of operations. On the basis of current information, the Company does not believe that there is a reasonable possibility that any material loss exceeding amounts already accrued, if any, will result from any of the claims, lawsuits and proceedings to which the Company is subject to, either individually or in the aggregate.

On February 10, 2026, James Petcoff, a shareholder of the Company, filed a complaint against the Company, current and former directors of the Company, the Company’s Chief Executive Officer and Clarkston 91 West (“Clarkston 91”), which purchased preferred shares and warrants from the Company. The complaint alleges, among other things, breaches of fiduciary duties and Michigan law with respect to the sale by the Company of Series B Preferred Stock and warrants to Clarkston 91 in February and March 2025 and the sale by the Company of Series C Preferred Stock to an affiliate of Clarkston 91 in December 2025. On March 10, 2026, Mr. Petcoff filed an amended complaint. The Company believes the lawsuit is without merit and no provision has been established for any contingent liability.

Payment of Contingent Considerations

As of June 30, 2026, the Company recorded a $10.0 million receivable to reflect the anticipated receipt of the final earnout payment as a result of the CIS Sale. This previously considered contingent payment is now deemed fully earned as of June 30, 2026. Accordingly, we expect to receive this payment by August 31, 2026.

At the time of the CIS Sale, the Company entered into a bonus agreement with three of its employees that conveyed with the transaction. Under the agreement the Company would pay a bonus once the final earnout payment of the contingent consideration was received. The total bonus is $1.5 million. The Company accrued the full $1.5 million of bonus expense as of June 30, 2026 and December 31, 2025.

14. Segment Information

The Company is engaged in the sale of property and casualty insurance products and has organized its business model around two classes of insurance businesses: commercial lines and personal lines business. Within these two businesses, the Company has historically offered various insurance products to niche commercial businesses in the commercial lines reportable segment and to homeowners in the personal lines reportable segment. All commercial lines of business are in runoff, and the Company is currently offering only personal lines insurance products.

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews several financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. All of the Company’s insurance activities are conducted in the U.S. with a concentration of activity in Texas. For the six months ended June 30, 2026 and 2025, gross written premiums attributable to Texas were 94.0% and 81.0%, respectively, of the Company’s total gross written premiums.

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

The following tables present information by reportable segment (dollars in thousands):

Three months ended June 30, 2026	Personal Lines	Commercial Lines	Total

Gross written premiums	$13,073	$(3)	$13,070

Net written premiums	$16,632	$20	$16,652

Net earned premiums	$6,703	$105	$6,808
Segment revenue	6,703	105	6,808

Losses and LAE, net	4,033	(2,361)
Policy acquisition costs	1,913	13
Operating expenses	445	689
Segment underwriting gain (loss)	312	1,764	2,076

Unallocated amounts:
Other corporate expenses			$1,197
Net investment income			1,040
Net realized investment gains (losses)			(87)
Change in fair value of equity securities			81
Change in fair value of contingent considerations			1,220
Other income			80
Interest expense			677
Income (loss) before income taxes			$2,536

Three months ended June 30, 2025	Personal Lines	Commercial Lines	Total

Gross written premiums	$17,889	$3,190	$21,079

Net written premiums	$1,816	$(433)	$1,383

Net earned premiums	$9,096	$468	$9,564
Segment revenue	9,096	468	9,564

Losses and LAE, net	5,552	1,012
Policy acquisition costs	2,596	(309)
Operating expenses	2,211	500
Segment underwriting gain (loss)	(1,263)	(735)	(1,998)

Unallocated amounts:
Other corporate expenses			$1,657
Net investment income			1,298
Net realized investment gains (losses)			(28)
Change in fair value of equity securities			(65)
Change in fair value of contingent considerations			5,355
Other income			10
Interest expense			864
Income (loss) before income taxes			$2,051

Six months ended June 30, 2026	Personal Lines	Commercial Lines	Total

Gross written premiums	$24,560	$(21)	$24,539

Net written premiums	$22,723	$4	$22,727

Net earned premiums	$12,495	$238	$12,733
Segment revenue	12,495	238	12,733

Losses and LAE, net	7,633	(2,632)
Policy acquisition costs	3,471	13
Operating expenses	957	1,554
Segment underwriting gain (loss)	434	1,303	1,737

Unallocated amounts:
Other corporate expenses			$1,920
Net investment income			2,150
Net realized investment gains (losses)			(101)
Change in fair value of equity securities			111
Change in fair value of contingent consideration			5,710
Other Income			86
Interest expense			2,653
Income (loss) before income taxes			$5,120

Six months ended June 30, 2025	Personal Lines	Commercial Lines	Total

Gross written premiums	$32,015	$5,237	$37,252

Net written premiums	$14,259	$(2,036)	$12,223

Net earned premiums	$18,080	$1,799	$19,879
Segment revenue	18,080	1,799	19,879

Losses and LAE, net	13,321	2,517
Policy acquisition costs	5,317	(353)
Operating expenses	4,403	884
Segment underwriting gain (loss)	(4,961)	(1,249)	(6,210)

Unallocated amounts:
Other corporate expenses			$1,942
Net investment income			2,587
Net realized investment gains (losses)			(25)
Change in fair value of equity securities			(257)
Change in fair value of contingent consideration			9,750
Other income			75
Interest expense			1,405
Income (loss) before income taxes			$2,573

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2026 and 2025

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

Recent Developments

Reverse Stock Split

On June 1, 2026, the Company effected a 1-for-7 reverse stock split of the Company’s common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every 7 shares of the Company’s common stock issued and outstanding were automatically converted into one new share of common stock. Proportionate adjustments were made to the exercise prices and number of shares of common stock issuable upon exercise of the Company's outstanding stock options and warrants. The Reverse Stock Split did not decrease the number of authorized shares of common stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Shareholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. All shares of the Company’s common stock, per-share data and related information included in the accompanying condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented in accordance with generally accepted accounting principles.

Rights Offering

On February 27, 2026, the Company issued 2,000,000 shares of common stock at a purchase price of $7.00 per share pursuant to a rights offering backstopped by Clarkston Companies, Inc. A portion of the proceeds were used to redeem the $7.5 million of the Company's outstanding Series B Preferred Stock and to contribute $3.0 million to TIC in February 2026. The remaining proceeds are being used for working capital and general corporate purposes.

Redemption of Series B Preferred Stock

The Company redeemed the $7.5 million of Series B Preferred Stock on February 27, 2026.

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, plus the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, plus the District of Columbia. As of June 30, 2026, we offer only homeowners insurance products in Texas, Illinois and Indiana.

Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income.

Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions, reinsurance premiums and other underwriting and administrative expenses.

Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in several states. Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Texas, Illinois and Indiana. Our commercial lines of business are in runoff.

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026.

Executive Overview

The Company's gross written premiums decreased $8.0 million, or 38.0%, to $13.1 million in the second quarter of 2026, compared to $21.1 million for the same period in 2025.

The Company's personal lines gross written premiums decreased $4.8 million, or 26.9%, to $13.1 million in the second quarter of 2026, compared to $17.9 million for the same period in 2025.

The Company reported net income of $2.5 million, or $0.68 per share in the second quarter of 2026, compared to net income of $2.1 million, or $1.17 per share for the same period in 2025. The Company recorded net income of $5.2 million, or $1.66 per share for the six months ended June 30, 2026, compared to net income of $2.6 million, or $1.47 per share for the same period in 2025.

Adjusted operating income, a non-GAAP measure, was $1.3 million, or $0.35 per share during the second quarter of 2026, compared to a $2.1 million loss, or $1.19 per share for the same period in 2025. Adjusted operating income was $384,000, or $0.12 per share for the six months ended June 30, 2026, compared to an adjusted operating loss of $5.8 million, or $3.30 per share for the same period in 2025.

Our underwriting combined ratio was 69.5% and 121.1% for the three months ended June 30, 2026 and 2025, respectively. Our underwriting combined ratio was 86.4% and 131.2% for the six months ended June 30, 2026 and 2025, respectively.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Gross written premiums	$13,070	$21,079	$(8,009)	(38.0%)

Net written premiums	$16,652	$1,383	$15,269	*

Net earned premiums	$6,808	$9,564	$(2,756)	(28.8)%
Losses and loss adjustment expenses, net	1,672	6,564	(4,892)	(74.5)%
Policy acquisition costs	1,926	2,287	(361)	(15.8)%
Segment operating expenses	1,134	2,711	(1,577)	(58.2)%
Underwriting gain (loss)	2,076	(1,998)	4,074	*
Other corporate expenses	1,197	1,657	(460)	(27.8)%
Net investment income	1,040	1,298	(258)	(19.9)%
Net realized investment gains (losses)	(87)	(28)	(59)	*
Change in fair value of equity securities	81	(65)	146	*
Change in fair value of contingent considerations	1,220	5,355	(4,135)	(77.2)%
Other income	80	10	70	*
Interest expense	677	864	(187)	(21.6)%
Income (loss) before income taxes	2,536	2,051	485	23.6%
Income tax expense (benefit)	—	—	—	*
Net income (loss)	$2,536	$2,051	$485	23.6%

Book value per common share outstanding	$7.41	$16.15

Underwriting Ratios:
Loss ratio (1)	24.6%	68.8%
Expense ratio (2)	44.9%	52.3%
Combined ratio (3)	69.5%	121.1%

(1)
The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums.
(2)
The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and segment operating expenses to net earned premiums.
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

Our premiums are presented below for the three months ended June 30, 2026 and 2025 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Gross written premiums
Personal lines	$13,073	$17,889	$(4,816)	(26.9)%
Commercial lines	(3)	3,190	(3,193)	*
Total	$13,070	$21,079	$(8,009)	(38.0)%

Net written premiums
Personal lines	$16,632	$1,816	$14,816	*
Commercial lines	20	(433)	453	*
Total	$16,652	$1,383	$15,269	*

Net earned premiums
Personal lines	$6,703	$9,096	$(2,393)	(26.3)%
Commercial lines	105	468	(363)	(77.6)%
Total	$6,808	$9,564	$(2,756)	(28.8)%

* Percentage change is not meaningful.

Gross written premiums decreased $8.0 million, or 38.0%, to $13.1 million for the three months ended June 30, 2026, compared to $21.1 million for the same period in 2025.

Personal lines gross written premiums decreased $4.8 million, or 26.9%, to $13.1 million in the second quarter of 2026, compared to $17.9 million for the same period in 2025. The decrease was due to underwriting changes that affected volume. Our main focus remains on prudent, steady growth in Texas.

Commercial lines gross written premiums were essentially zero in the second quarter of 2026, compared to $3.2 million for the same period in 2025. The Company's commercial lines of business are in runoff. The Company does not expect to write any commercial lines business in the near term.

Net written premiums increased $15.3 million, to $16.7 million in the second quarter of 2026, compared to $1.4 million for the same period in 2025. The increase in net written premiums during the quarter was primarily due to the termination of the Company's quota share reinsurance agreement that ceded 50% of premiums on substantially all of its homeowners business on May 31, 2026. The termination of the agreement generated a negative $9.3 million of ceded written premiums in the second quarter of 2026. The quota share agreement that was entered into on June 1, 2025 resulted in $13.7 million of additional ceded written premiums in the second quarter of 2025, significantly reducing net written premiums. All homeowners unearned premiums were ceded under the quota share agreement on June 1, 2025. All ceded unearned premiums under the quota share agreement were reversed as of May 31, 2026.

Net earned premiums decreased $2.8 million, or 28.8%, to $6.8 million during the second quarter of 2026, compared to $9.6 million for the same period in 2025. This decrease was primarily related to the decrease in gross written premiums during the quarter.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended June 30, 2026 and 2025 (dollars in thousands):

Three months ended June 30, 2026	Personal Lines	Commercial Lines	Total
Accident year net losses and LAE	$3,734	$48	$3,782
Net (favorable) adverse development	299	(2,409)	(2,110)
Calendar year net losses and LAE	$4,033	$(2,361)	$1,672

Accident year loss ratio	55.7%	*	55.6%
Net (favorable) adverse development	4.5%	*	(31.0)%
Calendar year loss ratio	60.2%	*	24.6%

Three months ended June 30, 2025	Personal Lines	Commercial Lines	Total
Accident year net losses and LAE	$5,128	$887	$6,015
Net (favorable) adverse development	424	125	549
Calendar year net losses and LAE	$5,552	$1,012	$6,564

Accident year loss ratio	56.5%	189.7%	63.0%
Net (favorable) adverse development	4.7%	26.7%	5.8%
Calendar year loss ratio	61.2%	216.4%	68.8%

* Percentage change is not meaningful.

Net losses and LAE decreased by $4.9 million, or 74.5%, to $1.7 million during the second quarter of 2026, compared to $6.6 million for the same period in 2025. The decrease was partially due to a reduction in net earned premiums as the commercial lines of business are in runoff and we focus on the specialty homeowners business. The Company also experienced $2.4 million of favorable development related to its legacy commercial lines business in the second quarter of 2026.

Expense Ratio

Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations). It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by net earned premiums. Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes. The expense ratio excludes Corporate expenses. Due to the commercial lines of business being in runoff, the expense ratios for commercial lines are not deemed to be meaningful.

The table below provides the expense ratio by major component.

	Three Months Ended June 30,
	2026	2025
Personal Lines
Policy acquisition costs	28.5%	28.6%
Operating expenses	6.7%	24.4%
Total	35.2%	53.0%
Commercial Lines
Policy acquisition costs	*	(66.1)%
Operating expenses	*	107.0%
Total	*	40.9%
Total Underwriting
Policy acquisition costs	28.3%	23.9%
Operating expenses	16.6%	28.4%
Total	44.9%	52.3%

* Percentage change is not meaningful.

Our expense ratio decreased by 7.4% in the second quarter of 2026, to 44.9%, compared to 52.3% for the same period in 2025.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes and underwriting reports. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums increased by 4.4% during the second quarter of 2026 to 28.3%, compared to 23.9% during the same period in 2025, due to the removal of the quota share reinsurance agreement effective May 31, 2026, which had provided for more ceding commission in the second quarter of 2025 than the same period in 2026.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums decreased by 11.8% during the second quarter of 2026 to 16.6%, compared to 28.4% for the same period in 2025. The decrease in the ratio was mostly due to improved administrative cost efficiency.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended June 30, 2026 and 2025 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended June 30,
	2026	2025	$ Change
Personal Lines	$312	$(1,263)	$1,575
Commercial Lines	1,764	(735)	2,499
Total underwriting gain (loss)	$2,076	$(1,998)	$4,074

Other Corporate Expenses

Other corporate expenses consist of expenses not allocated to segments. These expenses include public company costs, as well as other expenses such as legal and consulting expenses not directly relating to the insurance operations and expense related to the funds-withheld obligation. Other corporate expenses decreased by $460,000, or 27.8%, to $1.2 million for the three months ended June 30, 2026, compared to $1.7 million for the same period in 2025. The decrease in other corporate expenses was largely due to costs associated with the CIS earnout that were incurred in 2025 that were not incurred in 2026.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Six months ended June 30,
	2026	2025	$ Change	% Change
Gross written premiums	$24,539	$37,252	$(12,713)	(34.1)%

Net written premiums	$22,727	$12,223	$10,504	85.9%

Net earned premiums	$12,733	$19,879	$(7,146)	(35.9)%
Losses and loss adjustment expenses, net	5,001	15,838	(10,837)	(68.4)%
Policy acquisition costs	3,484	4,964	(1,480)	(29.8)%
Segment operating expenses	2,511	5,287	(2,776)	(52.5)%
Underwriting gain (loss)	1,737	(6,210)	7,947	*
Other corporate expenses	1,920	1,942	(22)	1.1%
Net investment income	2,150	2,587	(437)	(16.9)%
Net realized investment gains (losses)	(101)	(25)	(76)	*
Change in fair value of equity securities	111	(257)	368	*
Change in fair value of contingent considerations	5,710	9,750	(4,040)	(41.4)%
Other income	86	75	11	14.7%
Interest expense	2,653	1,405	1,248	88.8%
Income (loss) before income taxes	5,120	2,573	2,547	99.0%
Income tax expense (benefit)	(38)	—	(38)	*
Net income (loss)	$5,158	$2,573	$2,585	100.5%

Book value per common share outstanding	$7.41	$16.15

Underwriting Ratios:
Loss ratio (1)	39.3%	79.7%
Expense ratio (2)	47.1%	51.5%
Combined ratio (3)	86.4%	131.2%

(1)
The loss ratio is the ratio, expressed as a percentage, of net losses and loss adjustment expenses to net earned premiums.
(2)
The expense ratio is the ratio, expressed as a percentage, of policy acquisition costs and segment operating expenses to net earned premiums.
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

Our premiums are presented below for the six months ended June 30, 2026 and 2025 (dollars in thousands):

Summary of Premium Revenue

	Six months ended June 30,
	2026	2025	$ Change	% Change
Gross written premiums
Personal lines	$24,560	$32,015	$(7,455)	(23.3)%
Commercial lines	(21)	5,237	(5,258)	*
Total	$24,539	$37,252	$(12,713)	(34.1)%
Net written premiums
Personal lines	$22,723	$14,259	$8,464	59.4%
Commercial lines	4	(2,036)	2,040	*
Total	$22,727	$12,223	$10,504	85.9%
Net earned premiums
Personal lines	$12,495	$18,080	$(5,585)	(30.9)%
Commercial lines	238	1,799	(1,561)	(86.8)%
Total	$12,733	$19,879	$(7,146)	(35.9)%

* Percentage change is not meaningful.

Gross written premiums decreased $12.7 million, or 34.1%, to $24.5 million for the six months ended June 30, 2026, compared to $37.3 million for the same period in 2025.

Personal lines gross written premiums decreased $7.5 million, or 23.3%, to $24.6 million for the six months ended June 30, 2026, compared to $32.0 million for the same period in 2025. The decrease was due to underwriting changes that affected volume. Our main focus remains on prudent, steady growth in Texas.

Commercial lines gross written premiums were essentially zero for the six months ended June 30, 2026, compared to $5.2 million for the same period in 2025. The Company's commercial lines of business are in runoff. The Company does not expect to write any commercial lines business in the near term.

Net written premiums increased $10.5 million, or 85.9%, to $22.7 million for the six months ended June 30, 2026, compared to $12.2 million for the same period in 2025. The increase in net written premiums during the quarter was primarily due to the termination of the Company's quota share reinsurance agreement that ceded 50% of premiums on substantially all of its homeowners business on May 31, 2026. The termination of the agreement generated a negative $9.3 million of ceded written premiums for the six months ended June 30, 2026. The quota share agreement that was entered into on June 1, 2025 resulted in $13.7 million of additional ceded written premiums for the six months ended June 30, 2025, significantly reducing net written premiums. All homeowners unearned premiums were ceded under the quota share agreement on June 1, 2025. All ceded unearned premiums under the quota share agreement were reversed as of May 31, 2026.

Net earned premiums decreased $7.1 million, or 35.9%, to $12.7 million for the six months ended June 30, 2026, compared to $19.9 million for the same period in 2025. This decrease was primarily related to the decrease in gross written premiums during the quarter.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the six months ended June 30, 2026 and 2025 (dollars in thousands):

Six months ended June 30, 2026	Personal Lines	Commercial Lines	Total
Accident year net losses and LAE	$7,216	$74	$7,290
Net (favorable) adverse development	417	(2,706)	(2,289)
Calendar year net losses and LAE	$7,633	$(2,632)	$5,001

Accident year loss ratio	57.8%	*	57.2%
Net (favorable) adverse development	3.3%	*	(17.9)%
Calendar year loss ratio	61.1%	*	39.3%

Six months ended June 30, 2025	Personal Lines	Commercial Lines	Total
Accident year net losses and LAE	$12,133	$3,012	$15,145
Net (favorable) adverse development	1,188	(495)	693
Calendar year net losses and LAE	$13,321	$2,517	$15,838

Accident year loss ratio	67.1%	167.5%	76.2%
Net (favorable) adverse development	6.6%	(27.5)%	3.5%
Calendar year loss ratio	73.7%	140.0%	79.7%

* Percentage change is not meaningful.

Net losses and LAE decreased by $10.8 million, or 68.4%, to $5.0 million for the six months ended June 30, 2026, compared to $15.8 million for the same period in 2025. The decrease was mostly due to a significant reduction in net earned premiums as the commercial lines of business are in runoff and we focus on the specialty homeowners business. The Company also experienced $2.7 million of favorable development related to its legacy commercial lines business for the six months ended June 30, 2026.

Expense Ratio

Our expense ratio is a measure of the efficiency and performance of the commercial and personal lines of business (our risk-bearing underwriting operations). It is calculated by dividing the sum of policy acquisition costs and other underwriting expenses by net earned premiums. Costs that cannot be readily identifiable as a direct cost of a segment or product line remain in Corporate for segment reporting purposes. The expense ratio excludes Corporate expenses. Due to the commercial lines of business being in runoff, the expense ratios for commercial lines are not deemed to be meaningful.

The table below provides the expense ratio by major component.

	Six months ended June 30,
	2026	2025
Personal Lines
Policy acquisition costs	27.8%	29.4%
Operating expenses	7.6%	24.4%
Total	35.4%	53.8%
Commercial Lines
Policy acquisition costs	*	(19.7)%
Operating expenses	*	49.2%
Total	*	29.5%
Total Underwriting
Policy acquisition costs	27.4%	24.9%
Operating expenses	19.7%	26.6%
Total	47.1%	51.5%

* Percentage change is not meaningful.

Our expense ratio decreased by 4.4% for the six months ended June 30, 2026, to 47.1%, compared to 51.5% for the same period in 2025.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes and underwriting reports. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums increased by 2.5% for the six months ended June 30, 2026, to 27.4%, compared to 24.9% during the same period in 2025, due to the removal of the quota share reinsurance agreement effective May 31, 2026, which had provided for more ceding commission in the second quarter of 2025 than the same period in 2026.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums decreased by 6.9% for the six months ended June 30, 2026, to 19.7%, compared to 26.6% for the same period in 2025. The decrease in the ratio was mostly due to improved administrative cost efficiency.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the six months ended June 30, 2026 and 2025 (dollars in thousands):

Segment Gain (Loss)

	Six months ended June 30,
	2026	2025	$ Change
Personal Lines	$434	$(4,961)	$5,395
Commercial Lines	1,303	(1,249)	2,552
Total underwriting gain (loss)	$1,737	$(6,210)	$7,947

Other Corporate Expenses

Other corporate expenses consist of expenses not allocated to segments. These expenses include public company costs, as well as other expenses such as legal and consulting expenses not directly relating to the insurance operations and expense related to the funds-withheld obligation. Other corporate expenses remained flat at $1.9 million for the six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources

Sources and Uses of Funds

At June 30, 2026, the Company had $41.2 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. The Parent Company's ability to service debt and mandatorily redeemable preferred stock and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means by which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the six months ended June 30, 2026 and 2025. We do not anticipate any dividends being paid to the Parent Company from our insurance subsidiaries in the near term.

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

To fund these additional contributions, PHI raised $7.5 million from the issuance of the Series B Preferred Stock in the first quarter of 2025, utilized proceeds from the second $10.0 million earnout from the CIS Sale, which were received in the second quarter of 2025, and raised $8.0 million from the issuance of the Series C Preferred Stock in December 2025. In February 2026, PHI completed a backstopped rights offering for $14.0 million utilizing a portion of the proceeds to redeem the $7.5 million Series B Preferred Stock and contribute $3.0 million of cash to TIC in February 2026. WPIC no longer writes any business and TIC’s writings are significantly constrained by its diminished capital position.

As an effort to support TIC and WPIC, PHI received no intercompany service fees from the Insurance Company Subsidiaries during 2025 and only $800,000 and $1.3 million for the three and six months ended June 30, 2026, respectively. PHI has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

With future anticipated revenue from TIC and the receipt of the fully earned $10.0 million third earnout payment by August 31, 2026, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

Cash Flows

Operating Activities. Cash used in operating activities for the six months ended June 30, 2026 was $20.2 million, compared to $18.0 million for the same period in 2025. The $2.2 million increase in cash used in operating activities was primarily due to a $5.7 million decrease in net premiums collected during the first six months of 2026, compared to the same period in 2025. In addition, there was a $467,000 increase in interest paid during the first six months of 2026, compared to the same period in 2025. These were offset by a decrease of $10.5 million of net losses paid during the first six months of 2026, compared to the same period in 2025.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2026 was $613,000, compared to $4.8 million of cash provided by investing activities for the same period in 2025. The $5.4 million increase in cash used by investing activities was primarily due to the Company not receiving any proceeds from the third contingent consideration from the CIS Sale for the six months ended June 30, 2026, compared to the Company receiving $10.0 million from the second contingent consideration from the CIS Sale for the same period in 2025.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2026 was $6.2 million compared to $7.5 million for the same period in 2025. The $1.3 million decrease in cash provided by financing activities was attributed to the $7.5 million repayment of the Series B Preferred Stock during the six months of 2026. This was offset by $14.0 million of common stock issued during the first six months of 2026. The Company also paid $261,000 related to common stock issuance costs during the six months of 2026.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus, which is a statutory measure of equity, was $42.7 million and $42.6 million at June 30, 2026 and December 31, 2025, respectively.

Non-GAAP Financial Measures

Adjusted Operating Income and Adjusted Operating Income Per Share

Adjusted operating income or loss and adjusted operating income or loss per share are non-GAAP measures that represent net income or loss excluding net realized investment gains (losses), change in fair value of equity securities, change in fair value of contingent considerations, contingent consideration bonus expense and additional accretion of warrants from Series B Preferred Stock payoff. The most directly comparable financial GAAP measures to adjusted operating income and adjusted operating income per share are net income allocable to common shareholders and net income allocable to common shareholders per share, respectively. Adjusted operating income and adjusted operating income per share are intended as supplemental information and are not meant to replace net income allocable to common shareholders or net income allocable to common shareholders per share. Adjusted operating income and adjusted operating income per share should be read in conjunction with the GAAP financial results. Our definition of adjusted operating income may be different from that used by other companies. The following is a reconciliation of net income (loss) to adjusted operating income (loss) (dollars in thousands), as well as net income (loss) allocable to common shareholders per share to adjusted operating income (loss) per share:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,536	$2,051	$5,158	$2,573
Less:
Net realized investment gains (losses)	(87)	(28)	(101)	(25)
Change in fair value of equity securities	81	(65)	111	(257)
Change in fair value of contingent considerations	1,220	5,355	5,710	9,750
Contingent consideration bonus expense *	—	(1,141)	—	(1,141)
Additional accretion of warrants from Series B Preferred Stock payoff	—	—	(946)	—
Impact of income tax expense (benefit) from adjustments **	—	—	—	—
Adjusted operating income (loss)	$1,322	$(2,070)	$384	$(5,754)

Weighted average common shares diluted	3,746,114	1,746,125	3,105,236	1,746,125
Diluted income (loss) per common share:
Net income (loss)	$0.68	$1.17	$1.66	$1.47
Less:
Net realized investment gains (losses)	(0.02)	(0.02)	(0.03)	(0.01)
Change in fair value of equity securities	0.02	(0.04)	0.04	(0.15)
Change in fair value of contingent considerations	0.33	3.07	1.84	5.58
Contingent consideration bonus expense *	—	(0.65)	—	(0.65)
Additional accretion of warrants from Series B Preferred Stock payoff	—	—	(0.31)	—
Impact of income tax expense (benefit) from adjustments **	—	—	—	—
Adjusted operating income (loss) per share	$0.35	$(1.19)	$0.12	$(3.30)

* See Note 13 ~ Commitments and Contingencies for further information about the contingent consideration bonus expense.

** The Company has recorded a full valuation allowance against its deferred tax assets as of June 30, 2026 and June 30, 2025, respectively. As a result, there were no taxable impacts to adjusted operating income (loss) from the adjustments to net income (loss) in the table above after taking into account the use of net operating losses and the change in the valuation allowance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2026. Based on such evaluations, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the three months ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 13 ~ Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements of the Company’s Form 10-Q for the six months ended June 30, 2026, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 27, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Presurance securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

Dated: August 12, 2026