Form 10-Q
period 2026-09-30
Presurance Holdings, Inc.
filed 2026-11-12
CIK 1502292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of outstanding shares of the registrant’s common stock, no par value, as of November 12, 2026, was 3,746,092.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investment securities:
Debt securities, at fair value (amortized cost of $93,330 and $96,669, respectively)	$82,812	$88,305
Equity securities, at fair value (cost of $1,184 and $1,276, respectively)	1,295	1,277
Short-term investments, at fair value	29,852	24,725
Total investments	113,959	114,307

Cash and cash equivalents	14,361	27,362
Premiums and agents' balances receivable, net	3,769	5,521
Reinsurance recoverables on unpaid losses	57,284	63,909
Reinsurance recoverables on paid losses	4,887	5,929
Prepaid reinsurance premiums	600	12,024
Deferred policy acquisition costs	5,152	2,696
Receivable from contingent consideration	—	4,290
Other assets	2,151	3,245
Total assets	$202,163	$239,283

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$115,045	$146,262
Unearned premiums	20,069	25,703
Reinsurance premiums payable	1,907	2,501
Debt	12,378	12,187
Mandatorily redeemable preferred stock	8,000	14,380
Funds held under reinsurance agreements	17,295	24,233
Accounts payable and other liabilities	3,304	5,051
Total liabilities	177,998	230,317

Commitments and contingencies

Shareholders' equity:
Common stock, no par value (100,000,000 shares authorized; 3,746,092 and 1,746,125 issued and outstanding, respectively)	113,935	100,158
Accumulated deficit	(79,250)	(82,786)
Accumulated other comprehensive income (loss)	(10,520)	(8,406)
Total shareholders' equity	24,165	8,966
Total liabilities and shareholders' equity	$202,163	$239,283

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue and Other Income
Premiums
Gross earned premiums	$10,391	$17,015	$36,344	$49,617
Ceded earned premiums	(1,954)	(10,194)	(15,174)	(22,917)
Net earned premiums	8,437	6,821	21,170	26,700
Net investment income	1,128	1,301	3,278	3,888
Net realized investment gains (losses)	(39)	4	(140)	(21)
Change in fair value of equity securities	—	13	111	(244)
Other income	55	40	141	115
Change in fair value of contingent considerations	—	(1,500)	5,710	8,250
Total revenue and other income	9,581	6,679	30,270	38,688

Expenses
Losses and loss adjustment expenses, net	5,769	6,389	10,770	22,227
Policy acquisition costs	2,662	1,895	6,146	6,859
Operating and other expenses	2,094	1,491	6,525	8,720
Interest expense	678	874	3,331	2,279
Total expenses	11,203	10,649	26,772	40,085

Income (loss) before income taxes	(1,622)	(3,970)	3,498	(1,397)
Income tax expense (benefit)	—	—	(38)	—

Net income (loss)	$(1,622)	$(3,970)	$3,536	$(1,397)

Earnings (loss) per common share, basic and diluted	$(0.43)	$(2.27)	$1.06	$(0.80)

Weighted average common shares outstanding, basic and diluted	3,746,092	1,746,125	3,321,202	1,746,125

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(1,622)	$(3,970)	$3,536	$(1,397)

Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) during the period	(1,930)	1,052	(2,086)	3,208
Income tax (benefit) expense	—	—	—	—
Unrealized investment gains (losses), net of tax	(1,930)	1,052	(2,086)	3,208
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net income (loss)	41	—	28	—
Income tax expense (benefit)	—	—	—	—
Total reclassifications included in net income (loss), net of tax	41	—	28	—

Other comprehensive income (loss)	(1,971)	1,052	(2,114)	3,208

Total comprehensive income (loss)	$(3,593)	$(2,918)	$1,422	$1,811

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(dollars in thousands)

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at June 30, 2026	3,746,092	$113,922	$(77,628)	$(8,549)	$27,745
Net income (loss)	—	—	(1,622)	—	(1,622)
Stock-based compensation expense	—	13	—	—	13
Other comprehensive income (loss)	—	—	—	(1,971)	(1,971)
Balances at September 30, 2026	3,746,092	$113,935	$(79,250)	$(10,520)	$24,165

Balances at June 30, 2025	1,746,125	$100,132	$(61,775)	$(10,149)	$28,208
Net income (loss)	—	—	(3,970)	—	(3,970)
Stock-based compensation expense	—	13	—	—	13
Other comprehensive income (loss)	—	—	—	1,052	1,052
Balances at September 30, 2025	1,746,125	$100,145	$(65,745)	$(9,097)	$25,303

	No Par, Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balances at January 1, 2026	1,746,125	$100,158	$(82,786)	$(8,406)	$8,966
Net income (loss)	—	—	3,536	—	3,536
Issuance of common stock	2,000,000	14,000	—	—	14,000
Common stock issuance costs	—	(261)	—	—	(261)
Repurchase of common stock	(33)	(1)	—	—	(1)
Stock-based compensation expense	—	39	—	—	39
Other comprehensive income (loss)	—	—	—	(2,114)	(2,114)
Balances at September 30, 2026	3,746,092	$113,935	$(79,250)	$(10,520)	$24,165

Balances at January 1, 2025	1,746,125	$98,178	$(64,348)	$(12,305)	21,525
Net income (loss)	—	—	(1,397)	—	(1,397)
Issuance of warrants	—	1,924	—	—	1,924
Stock-based compensation expense	—	43	—	—	43
Other comprehensive income (loss)	—	—	—	3,208	3,208
Balances at September 30, 2025	1,746,125	$100,145	$(65,745)	$(9,097)	$25,303

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PRESURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$3,536	$(1,397)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	191	191
Accretion of Series B Preferred Stock	1,120	551
Amortization of bond premium and discount, net	(257)	(525)
Net realized investment (gains) losses	140	21
Change in fair value of equity securities	(111)	244
Stock-based compensation expenses	39	43
Change in fair value of contingent considerations	(5,710)	(8,250)
Changes in operating assets and liabilities:
(Increase) decrease in:
Premiums and agents' balances and other receivables	1,752	2,398
Reinsurance recoverables	7,667	2,291
Prepaid reinsurance premiums	11,424	(11,112)
Deferred policy acquisition costs	(2,456)	3,388
Other assets	1,091	135
Increase (decrease) in:
Unpaid losses and loss adjustment expenses	(31,217)	(34,955)
Unearned premiums	(5,634)	2,277
Funds held under reinsurance agreements	(6,938)	(4,450)
Reinsurance premiums payable	(594)	12,773
Payables for investments purchased	—	15,903
Accounts payable and other liabilities	(1,747)	1,777
Net cash provided by (used in) operating activities	(27,704)	(18,697)
Cash Flows From Investing Activities
Purchase of investments	(171,493)	(237,667)
Proceeds from maturities and redemptions of investments	73,094	10,512
Proceeds from sales of investments	96,864	208,112
Proceeds from contingent consideration in CIS Sale	10,000	10,000
Net cash provided by (used in) investing activities	8,465	(9,043)
Cash Flows From Financing Activities
Issuance of common stock	14,000	—
Repurchase of common stock	(1)	—
Repayment of Series B Preferred Stock	(7,500)	—
Issuance of stock warrants	—	1,924
Issuance of Series B Preferred Stock	—	5,576
Common stock issuance costs	(261)	—
Net cash provided by (used in) financing activities	6,238	7,500
Net increase (decrease) in cash	(13,001)	(20,240)
Cash at beginning of period	27,362	27,654
Cash at end of period	14,361	7,414
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,241	$1,474
Income taxes paid (refunded), net	$(24)	$—
Payables for securities	$3	$15,903

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

The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results expected for the year ended December 31, 2026.

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

As of September 30, 2026, the Company offers only homeowners insurance products in Texas. The Company’s corporate headquarters are located in Troy, Michigan.

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

2. Revision of Prior Period Financial Statements

During the third quarter of 2026, management identified an error in the historical classification of amounts between accumulated deficit and accumulated other comprehensive income within the Company's total shareholders’ equity related to the historical accounting for deferred tax effects associated with the Company's investment securities. In 2017 and 2019, the Company properly recorded the tax effects of unrealized gains within accumulated other comprehensive income, with the equal and opposite change recorded in the Company's valuation allowance that ran through the Consolidated Statement of Operations.

Upon the subsequent liquidation of those securities and the reversal of the unrealized gains, occurring substantially in 2020 and 2021, the related reversal of the valuation allowance should have been recorded in the Consolidated Statement of Operations. Management has determined that the reversal was inappropriately accounted for in the Company's other comprehensive income.

The cumulative effect of the error as of January 1, 2025, the beginning of the earliest period presented, was $1.2 million. To correct this error, the Company reclassified $1.2 million out of the January 1, 2025, beginning balance of accumulated deficit and into accumulated other comprehensive income. The revision had no impact on the Consolidated Statements of Operations, Earnings per share, the Consolidated Statements of Cash Flows, activity within the Consolidated Statements of Comprehensive Income (Loss), or Total Shareholders' Equity for any of the periods presented. Management evaluated the quantitative and qualitative impact of the error and determined it was immaterial to any financial statements previously issued. Accordingly, the prior period financial statements have been revised to reflect the intra-equity reclassification.

The table below shows the effect of the revision on the Company's condensed consolidated financial statements (dollars in thousands):

	As Previously Reported	Adjustment	As Revised
January 1, 2025
Accumulated deficit	$(63,153)	$(1,195)	$(64,348)
Accumulated other comprehensive income (loss)	(13,500)	1,195	(12,305)
Total shareholders' equity	21,525	—	21,525

3. Reverse Stock Split

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

4. Investments

The Company analyzed its investment portfolio in accordance with its credit loss review policy and determined it did not need to record a credit loss for the three and nine months ended September 30, 2026, or for the year-ended December 31, 2025

. The Company holds only investment grade securities from high credit quality issuers. The gross unrealized losses were $10.5 million and $8.4 million as of September 30, 2026 and December 31, 2025, respectively. The gross unrealized losses were from the Company's available-for-sale securities, due to market conditions and interest rate changes. Management believes it will not need to sell its available-for-sale securities at significant losses as it has the ability and intention to hold them until maturity or until their values improve.

The cost or amortized cost, gross unrealized gains or losses, and estimated fair value of the investments in securities classified as available for sale as of September 30, 2026 and December 31, 2025 were as follows (dollars in thousands):

	September 30, 2026
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$5,398	$—	$(70)	$5,328
State and local government	19,458	—	(3,807)	15,651
Corporate debt	21,040	—	(1,694)	19,346
Asset-backed securities	19,413	18	(20)	19,411
Mortgage-backed securities	20,717	—	(4,594)	16,123
Commercial mortgage-backed securities	5,052	1	(37)	5,016
Collateralized mortgage obligations	2,252	—	(315)	1,937
Total debt securities available for sale	$93,330	$19	$(10,537)	$82,812

	December 31, 2025
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. Government	$4,596	$21	$(12)	$4,605
State and local government	20,194	4	(2,982)	17,216
Corporate debt	25,170	1	(1,407)	23,764
Asset-backed securities	20,962	33	(22)	20,973
Mortgage-backed securities	22,258	—	(3,690)	18,568
Commercial mortgage-backed securities	1,054	—	(48)	1,006
Collateralized mortgage obligations	2,435	—	(262)	2,173
Total debt securities available for sale	$96,669	$59	$(8,423)	$88,305

The following table summarizes the aggregate fair value and gross unrealized losses, by security type, of the available-for-sale securities in unrealized loss positions. The table segregates the holdings based on the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2026
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	9	$3,761	$(66)	2	$556	$(4)	11	$4,317	$(70)
State and local government	2	322	(2)	90	14,628	(3,805)	92	14,950	(3,807)
Corporate debt	1	995	(5)	38	18,351	(1,689)	39	19,346	(1,694)
Asset-backed securities	5	4,155	(2)	1	163	(18)	6	4,318	(20)
Mortgage-backed securities	7	227	(11)	58	15,896	(4,583)	65	16,123	(4,594)
Commercial mortgage-backed securities	3	3,330	(1)	2	820	(36)	5	4,150	(37)
Collateralized mortgage obligations	—	—	—	23	1,937	(315)	23	1,937	(315)
Total debt securities available for sale	27	$12,790	$(87)	214	$52,351	$(10,450)	241	$65,141	$(10,537)

	December 31, 2025
	Less than 12 months			Greater than 12 months			Total
	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses	No. of Issues	Fair Value of Investments with Unrealized Losses	Gross Unrealized Losses
Debt Securities:
U.S. Government	—	$—	$—	2	$550	$(12)	2	$550	$(12)
State and local government	—	—	—	96	16,327	(2,982)	96	16,327	(2,982)
Corporate debt	—	—	—	48	22,763	(1,407)	48	22,763	(1,407)
Asset-backed securities	3	3,531	(2)	1	209	(20)	4	3,740	(22)
Mortgage-backed securities	—	—	—	64	18,563	(3,690)	64	18,563	(3,690)
Commercial mortgage-backed securities	1	145	(1)	2	861	(47)	3	1,006	(48)
Collateralized mortgage obligations	—	—	—	25	2,172	(262)	25	2,172	(262)
Total debt securities available for sale	4	$3,676	$(3)	238	$61,445	$(8,420)	242	$65,121	$(8,423)

The Company’s sources of net investment income and losses are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Debt securities	$844	$1,108	$2,386	$3,036
Equity securities	3	2	7	7
Cash, cash equivalents and short-term investments	329	250	1,024	1,022
Total investment income	1,176	1,360	3,417	4,065
Investment expenses	(48)	(59)	(139)	(177)
Net investment income	$1,128	$1,301	$3,278	$3,888

The following table summarizes the gross realized gains and losses from sales or maturities of available-for-sale debt and equity securities, as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Debt securities:
Gross realized gains	$—	$5	$4	$10
Gross realized losses	(45)	(1)	(60)	(31)
Total debt securities	(45)	4	(56)	(21)
Equity securities:
Gross realized gains	$7	$—	$7	$—
Gross realized losses	(1)	—	(91)	—
Total equity securities	6	—	(84)	—
Total net realized investment gains (losses)	$(39)	$4	$(140)	$(21)

The Company uses specific identification for all securities that are reclassified out of accumulated other comprehensive income (loss) and into net income (loss).

Proceeds from the sales of available-for-sale securities were $359,000 and $22.1 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company's gross unrealized gains related to its equity investments were $114,000 and $80,000 as of September 30, 2026 and December 31, 2025, respectively. The Company’s gross unrealized losses related to its equity investments were $3,000 and $79,000 as of September 30, 2026 and December 31, 2025, respectively.

Proceeds from sales of short-term investments were $96.1 million and $124.9 million for the nine months ended September 30, 2026 and 2025, respectively. Purchases of short-term investments were $155.8 million and $229.6 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company also carries other equity investments that do not have a readily determinable fair value and are recorded at cost, less impairment or observable changes in price. We review these investments for impairment during each reporting period. There was no impairment or observable changes in price recorded for the three and nine months ended September 30, 2026 and 2025, respectively, related to the Company's equity securities without a readily determinable fair value. These investments are a component of Other Assets in the Condensed Consolidated Balance Sheets. The value of these investments as of September 30, 2026 and December 31, 2025 were $250,000.

The table below summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity at September 30, 2026. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,356	$8,292
Due after one year through five years	20,031	18,536
Due after five years through ten years	8,877	7,422
Due after ten years	8,632	6,075
Securities with contractual maturities	45,896	40,325
Asset-backed securities	19,413	19,411
Mortgage-backed securities	20,717	16,123
Commercial mortgage-backed securities	5,052	5,016
Collateralized mortgage obligations	2,252	1,937
Total debt securities	$93,330	$82,812

At September 30, 2026 and December 31, 2025, the Insurance Company Subsidiaries had an aggregate of $8.9 million and $8.5 million on deposit in trust accounts to meet the deposit requirements of various state insurance departments. At September 30, 2026 and December 31, 2025, the Company had $99.4 million and $98.8 million, respectively, held in trust accounts to meet collateral requirements with other third-party insurers, relating to various fronting arrangements. At September 30, 2026, approximately $98.7 million of the trust account balances are for collateral of gross loss reserves of the fronted business on the security program and the quick service restaurant program. There are withdrawal and other restrictions on these deposits, including the type of investments that may be held, however, the Company may generally invest in high-grade bonds and short-term investments and earn interest on the funds. As the loss reserves are paid on these programs, the remaining trust balances will be released and available for general use. It is expected to take approximately seven years for a large majority of the balances to be released with approximately 50% being released in the next few years.

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

The following tables present the Company’s assets and liabilities measured at fair value, classified by the valuation hierarchy as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$5,328	$—	$5,328	$—
State and local government	15,651	—	15,651	—
Corporate debt	19,346	—	19,346	—
Asset-backed securities	19,411	—	19,411	—
Mortgage-backed securities	16,123	—	16,123	—
Commercial mortgage-backed securities	5,016	—	5,016	—
Collateralized mortgage obligations	1,937	—	1,937	—
Total debt securities	82,812	—	82,812	—
Equity Securities	532	312	220	—
Short-term investments	29,852	29,852	—	—
Total marketable investments measured at fair value	$113,196	$30,164	$83,032	$—

Investments measured at NAV:
Investments in limited partnerships	763
Total investments measured at fair value	$113,959

Liabilities:
Funds-withheld obligation	17,287	—	17,287	—
Total Liabilities measured at fair value	$17,287	$—	$17,287	$—

	December 31, 2025
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Debt Securities:
U.S. Government	$4,605	$—	$4,605	$—
State and local government	17,216	—	17,216	—
Corporate debt	23,764	—	23,764	—
Asset-backed securities	20,973	—	20,973	—
Mortgage-backed securities	18,568	—	18,568	—
Commercial mortgage-backed securities	1,006	—	1,006	—
Collateralized mortgage obligations	2,173	—	2,173	—
Total debt securities	88,305	—	88,305	—
Equity securities	313	93	220	—
Short-term investments	24,725	22,204	2,521	—
Total marketable investments measured at fair value	$113,343	$22,297	$91,046	$—

Investments measured at NAV:
Investments in limited partnerships	964
Total investments measured at fair value	114,307

Contingent consideration from CIS Sale	4,290	—	—	4,290
Total assets measured at fair value	$118,597

Liabilities:
Funds-withheld obligation	21,284	—	21,284	—
Total Liabilities measured at fair value	$21,284	$—	$21,284	$—

Level 1 investments consist of equity securities traded in an active exchange market. The Company uses unadjusted quoted prices for identical instruments to measure fair value. Level 1 also includes money market funds and other interest-bearing deposits at banks, which are reported as short-term investments. The fair value measurements that were based on Level 1 inputs comprise 27% and 20% of the fair value of the total marketable investments measured at fair value as of September 30, 2026 and December 31, 2025, respectively.

Level 2 investments include debt securities and equity securities, which consist of U.S. government agency securities, state and local municipal bonds (including those held as restricted securities), corporate debt securities, mortgage-backed and asset-backed securities. The fair value of securities included in the Level 2 category were based on the market values obtained from a third-party pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other observable market information. The third-party pricing service monitors market indicators, as well as industry and economic events. The fair value measurements that were based on Level 2 inputs comprise 73% and 80% of the fair value of the total marketable investments measured at fair value as of September 30, 2026 and December 31, 2025, respectively.

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

As of December 31, 2025, the Company had an asset for the contingent consideration related to the CIS Sale. The fair value measurement of the contingent consideration asset was determined using Level 3 inputs. The Company determined the fair value of the third contingent payment to be $4.3 million as of December 31, 2025. The fair value was calculated based on the average of 20,000 simulations of a Monte Carlo analysis performed using Geometric Brownian Motion. Key assumptions in the analysis included the following as of December 31, 2025:

Contingent Consideration

Discount rate	12.5%
Gross revenue risk adjustment	2.9%
Gross revenue volatility	15.0%
Risk-free rate	3.5%
Weighted average cost of capital	10.5%

As of June 30, 2026, the Company moved its asset for its contingent consideration receivable related to the CIS Sale out of a Level 3 valuation, and recognized the full $10.0 million face value of the earnout. The Company received $10.0 million from the third and final contingent payment from the CIS Sale on August 21, 2026.

The Company's policy on recognizing transfers between hierarchies is applied at the end of each reporting period. The tables below show a roll forward of Level 3 assets and liabilities held at fair value during the three and nine months ended September 30, 2026 (dollars in thousands):

	Balance as of January 1, 2026	Additions into Level 3	Subtractions out of Level 3	Change in Fair Value	Balance as of September 30, 2026
Contingent considerations	$4,290	$—	$(10,000)	$5,710	$—
Total recurring Level 3 assets	$4,290	$—	$(10,000)	$5,710	$—

6. Deferred Policy Acquisition Costs

The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized and charged to expense in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the nine months ended September 30, 2026 and 2025. The activity in deferred policy acquisition costs, net of reinsurance transactions, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$6,301	$3,338	$2,696	$6,380

Deferred policy acquisition costs	1,513	1,549	8,602	3,471
Amortization of policy acquisition costs	(2,662)	(1,895)	(6,146)	(6,859)
Net change	(1,149)	(346)	2,456	(3,388)

Balance at end of period	$5,152	$2,992	$5,152	$2,992

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

The table below provides the changes in the reserves for losses and LAE, net of reinsurance recoverables, for the periods indicated as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gross reserves - beginning of period	$125,242	$164,644	$146,262	$189,285
Less: reinsurance recoverables on unpaid losses	(60,410)	(77,892)	(63,909)	(84,490)
Net reserves - beginning of period	64,832	86,752	82,353	104,795
Add: incurred losses and LAE, net of reinsurance:
Current period	4,694	3,530	11,984	18,675
Prior period	1,075	2,859	(1,214)	3,552
Total net incurred losses and LAE	5,769	6,389	10,770	22,227
Deduct: loss and LAE payments, net of reinsurance:
Current period	3,391	4,572	6,931	12,229
Prior period	9,449	10,400	28,431	36,624
Total net loss and LAE payments	12,840	14,972	35,362	48,853
Net reserves - end of period	57,761	78,169	57,761	78,169
Plus: reinsurance recoverables on unpaid losses	57,284	76,161	57,284	76,161
Gross reserves - end of period	$115,045	$154,330	$115,045	$154,330

Net losses and LAE decreased by $620,000, or 9.7%, to $5.8 million during the third quarter of 2026, compared to $6.4 million for the same period in 2025. The decrease was primarily related to the continued decline in losses from the Company's commercial lines of business as they are in runoff. Of the $1.1 million of adverse development experienced in the third quarter of 2026, $1.8 million of adverse development was related to the Company's commercial lines of business while the Company's personal lines of business experienced $734,000 of favorable development. The adverse development incurred by the Company's commercial lines of business was primarily attributable to continued emergence in the security guard program that was discontinued in 2023.

Net losses and LAE decreased by $11.4 million, or 51.5%, to $10.8 million for the nine months ended September 30, 2026, compared to $22.2 million for the same period in 2025. The decrease was mostly due to a significant reduction in net earned premiums as the Company's commercial lines of business are in runoff and we focus on the specialty homeowners business. The Company also experienced $1.2 million of favorable development related for the nine months ended September 30, 2026. A majority of the favorable development was related to the Company's legacy commercial lines business.

8. Reinsurance

In the normal course of business, the Company participates in reinsurance agreements in order to limit losses that may arise from catastrophes or other individually severe events.

Effective June 1, 2025 through May 31, 2026, the Company was party to a quota share reinsurance agreement wherein it ceded 50% of premiums on substantially all of its homeowners business. The termination of the agreement on May 31, 2026 resulted in $0 and a negative $9.3 million of ceded written premiums for the three and nine months ended September 30, 2026, respectively. The agreement allowed for a sliding-scale ceding commission depending on the performance of the underlying business. We calculated the ceding commission based on a 36.2% rate.

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

On November 1, 2022, the Company entered into a loss portfolio transfer (“LPT”) reinsurance agreement. The LPT provides adverse reserve development coverage of up to $20.0 million for accident years 2019 and prior. As of September 30, 2026, the Company ceded an aggregate of $18.0 million of losses to the LPT. As of December 31, 2025, the Company ceded an aggregate of $16.5 million of losses to the LPT. Due to the insolvency of the reinsurer, we may not obtain any additional recoveries from the loss portfolio transfer.

As of September 30, 2026, the Condensed Consolidated Balance Sheets included $866,000 and $3.0 million of reinsurance recoverables on paid and unpaid losses related to the LPT, respectively, of which $2.3 million is collateralized. As of December 31, 2025, the Consolidated Balance Sheets included $3.4 million of fully collateralized reinsurance recoverables on unpaid losses related to the LPT.

The following table presents the effects of reinsurance and assumption transactions on written premiums, earned premiums and losses and LAE (dollars in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Written premiums:
Direct	$6,173	$14,642	$30,712	$51,894
Assumed	—	—	—	—
Ceded	(1,938)	(9,215)	(3,750)	(34,244)
Net written premiums	$4,235	$5,427	$26,962	$17,650

Earned premiums:
Direct	$10,391	$17,015	$36,344	$49,617
Assumed	—	—	—	—
Ceded	(1,954)	(10,194)	(15,174)	(22,917)
Net earned premiums	$8,437	$6,821	$21,170	$26,700

Losses and LAE:
Direct	$3,279	$16,956	$12,627	$33,764
Assumed	5,029	(1,825)	10,422	9,460
Ceded	(2,539)	(8,742)	(12,279)	(20,997)
Net Losses and LAE	$5,769	$6,389	$10,770	$22,227

9. Debt

The Company has $12.9 million of gross senior unsecured notes (the "notes") outstanding as of September 30, 2026. A summary of the Company's outstanding debt is as follows (dollars in thousands):

	As of September 30, 2026			As of December 31, 2025
	Gross Debt	Unamortized Debt Issuance Costs	Net Debt	Gross Debt	Unamortized Debt Issuance Costs	Net Debt
Senior unsecured notes	$12,887	$509	$12,378	$12,887	$700	$12,187

Senior Unsecured Notes

The notes bear an interest rate of 9.75% per annum, payable quarterly at the end of March, June, September and December and mature on September 30, 2028. The Company may redeem the notes, in whole or in part, at face value at any time after September 30, 2025. The Company may also repurchase the notes periodically in private transactions or in the market.

Financial Debt Covenants

The Company was not subject to any restrictive financial debt covenants as of September 30, 2026.

Scheduled Principal Payments

The scheduled principal payment of the Parent Company's debt as of September 30, 2026 is $16.9 million due on September 30, 2028, of which $4.0 million will be paid to TIC.

Funds-Withheld Obligation

Included in Funds held under reinsurance agreements in the Condensed Consolidated Balance Sheets are $17.3 million and $21.3 million as of September 30, 2026, and December 31, 2025, respectively, of a funds-withheld obligation relating to one reinsurance agreement which is accounted for as an embedded derivative. Changes to the funds-withheld obligation due to fair value changes of the underlying asset portfolio are included in Operating and other expenses on the Condensed Consolidated Statements of Operations. The fair value of the underlying asset portfolio increased by $270,000 and $782,000 for the three and nine months ended September 30, 2026, respectively. The fair value of the underlying asset portfolio increased by $332,000 and $958,000 for the three and nine months ended September 30, 2025, respectively.

10. Mandatorily Redeemable Preferred Stock

Series D Preferred Stock

On May 11, 2026, pursuant to the Exchange Agreement, dated May 11, 2026, by and between the Company and Clarkston Companies, Inc., the Company issued 1,600 shares of the Company’s newly designated Series D Preferred Stock, no par value, to Clarkston Companies, Inc., an entity affiliated with Jeffrey Hakala, a member of the Board of Directors of the Company, in exchange for 1,600 shares of the Company’s Series C Preferred Stock. In connection with the exchange, on May 11, 2026, the Company filed a Certificate of Designation designating 1,600 shares of Series D Preferred Stock. The Series D Preferred Stock has the same terms as the Series C Preferred Stock but with a maturity date of April 2, 2028 instead of April 2, 2027. The exchange involved no cash consideration and was effected in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Following the exchange, 1,600 shares of Series D Preferred Stock were outstanding and no shares of Series C Preferred Stock were outstanding. The Company recorded $300,000 and $900,000 of interest expense for the three and nine months ended September 30, 2026, respectively, related to the dividends from the Series C and Series D Preferred Stock.

Series C Preferred Stock

On December 23, 2025, the Company issued a total of $8.0 million of its newly designated non-convertible mandatorily redeemable Series C Preferred Stock, no par value, through a private placement of 1,600 preferred shares priced at $5,000 per share that were scheduled to mature on April 2, 2027, to Clarkston Companies, Inc., an entity affiliated with Jeffrey Hakala, a member of the Board of Directors of the Company.

The Series C Preferred Stock required quarterly dividend payments at a dividend rate of 15.0% per annum.

Series B Preferred Stock

On February 27, 2026, the Company redeemed the $7.5 million Series B Preferred Stock.

On February 27, 2025 and March 3, 2025, the Company issued a total of $7.5 million of its newly designated non-convertible mandatorily redeemable Series B Preferred Stock, no par value, through a private placement of 1,500 preferred shares priced at $5,000 per share that were scheduled to mature on December 31, 2026, and issued the Purchaser (as defined below) common stock purchase warrants (the "warrants") to purchase 571,428 shares at an exercise price of $10.50 per share. The warrants will expire on January 31, 2027.

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

The Series B Preferred Stock required quarterly dividend payments at a rate equal to the prime rate of Waterford Bank, N.A. plus 600 basis points, or 12.0%, whichever is higher. As of the redemption date of February 27, 2026, the annualized rate was 12.75%. The Company recorded $0 and $152,000 of interest expense for the three and nine months ended September 30, 2026, respectively, related to the dividends from the Series B Preferred Stock. The Company recorded $253,000 and $594,000 for the three and nine months ended September 30, 2025, respectively, related to the dividends from the Series B Preferred Stock.

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

The total liability recorded for the Preferred Stock was $5.5 million. The Preferred Stock liability was accreted to its maximum redemption value on the date of redemption. The increase in the redemption amount was recorded as interest expense. The Series B Preferred Stock accreted by $0 and $1.1 million for the three and nine months ended September 30, 2026, respectively. The Series B Preferred Stock accreted by $243,000 and $552,000 for the three and nine months ended September 30, 2025, respectively.

11. Shareholders' Equity

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

As of September 30, 2026 and December 31, 2025, the Company had 3,746,092 and 1,746,125 issued and outstanding shares of common stock, respectively. Holders of common stock are entitled to one vote per share and to receive dividends only when and if declared by the board of directors. The holders have no preemptive, conversion or subscription rights.

On December 5, 2018, the Company's Board authorized a stock repurchase program, under which the Company may repurchase up to one million shares of the Company's common stock. Shares may be purchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time, at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The timing of purchases, and the exact number of any shares to be purchased, will depend on market conditions. The repurchase program does not include specific price targets or timetables. The Company did not repurchase any shares of stock related to the stock repurchase program for the three and nine months ended September 30, 2026 and for the year ended December 31, 2025, respectively.

The Company did not repurchase any shares of common stock for the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company repurchased 33 shares of common stock valued at approximately $1,000 related to the Company's Reverse Stock Split that occurred on June 1, 2026. Upon the repurchase of the Company's shares, the shares remain authorized, but not issued or outstanding.

12. Earnings Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The following table presents the calculation of basic and diluted earnings (loss) per common share, as follows (dollars in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(1,622)	$(3,970)	$3,536	$(1,397)

Weighted average common shares outstanding, basic and diluted	3,746,092	1,746,125	3,321,202	1,746,125

Earnings (loss) per common share, basic and diluted	$(0.43)	$(2.27)	$1.06	$(0.80)

* The 45,000 vested and non-vested shares of stock options were anti-dilutive for the three and nine months ended September 30, 2026 and 2025, respectively. The 571,428 Warrants were anti-dilutive for the three and nine months ended September 30, 2026 and 2025, respectively. Therefore, the basic and diluted weighted average common shares are equal for the three and nine months ended September 30, 2026 and 2025.

13. Stock-based Compensation

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

The Company recorded $13,000 and $39,000 of compensation expense for the three and nine months ended September 30, 2026, respectively, related to the Company's stock options granted. The Company recorded $13,000 and $43,000 for the three and nine months ended September 30, 2025, respectively, related to the Company's stock options granted. There were 7,571 options outstanding and unvested as of September 30, 2026, which will generate an estimated future expense of $21,000.

The Company has a total of 45,000 unexercised options outstanding, both vested and unvested, as of September 30, 2026.

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

14. Commitments and Contingencies

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

15. Segment Information

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

The Company defines its operating segments as components of the business where separate financial information is available and used by the chief operating decision maker in deciding how to allocate resources to its segments and in assessing its performance. In assessing performance of its operating segments, the Company’s chief operating decision maker, the Chief Executive Officer, reviews several financial measures including gross written premiums, net earned premiums, losses and LAE, net of reinsurance recoveries, and other revenue and expenses. The primary measure used for making decisions about resources to be allocated to an operating segment and assessing its performance is segment underwriting gain or loss which is defined as segment revenues, consisting of net earned premiums, less segment expenses, consisting of losses and LAE, policy acquisition costs and operating expenses of the operating segments. Operating expenses primarily include compensation and related benefits for personnel, policy issuance and claims systems, rent and utilities. All of the Company’s insurance activities are conducted in the U.S. with a concentration of activity in Texas. For the nine months ended September 30, 2026, gross written premiums attributable to Texas were 93% of the Company's total gross written premiums. The remaining premiums for the nine months ended September 30, 2026 were written in the Midwest, which were in run off as of September 30, 2026. For the nine months ended September 30, 2025, gross written premiums attributable to Texas were 78% of the Company’s total gross written premiums.

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

The following tables present information by reportable segment (dollars in thousands):

Three months ended September 30, 2026	Personal Lines	Commercial Lines	Total

Gross written premiums	$6,181	$(8)	$6,173

Net written premiums	$4,257	$(22)	$4,235

Net earned premiums	$8,444	$(7)	$8,437
Segment revenue	8,444	(7)	8,437

Losses and LAE, net	3,964	1,805
Policy acquisition costs	2,611	51
Operating expenses	412	709
Segment underwriting gain (loss)	1,457	(2,572)	(1,115)

Unallocated amounts:
Other corporate expenses			$973
Net investment income			1,128
Net realized investment gains (losses)			(39)
Other income			55
Interest expense			678
Income (loss) before income taxes			$(1,622)

Three months ended September 30, 2025	Personal Lines	Commercial Lines	Total

Gross written premiums	$11,159	$3,483	$14,642

Net written premiums	$4,932	$495	$5,427

Net earned premiums	$6,050	$771	$6,821
Segment revenue	6,050	771	6,821

Losses and LAE, net	3,145	3,244
Policy acquisition costs	1,642	253
Operating expenses	978	367
Segment underwriting gain (loss)	285	(3,093)	(2,808)

Unallocated amounts:
Other corporate expenses			$146
Net investment income			1,301
Net realized investment gains (losses)			4
Change in fair value of equity securities			13
Change in fair value of contingent considerations			(1,500)
Other income			40
Interest expense			874
Income (loss) before income taxes			$(3,970)

Nine months ended September 30, 2026	Personal Lines	Commercial Lines	Total

Gross written premiums	$30,741	$(29)	$30,712

Net written premiums	$26,980	$(18)	$26,962

Net earned premiums	$20,939	$231	$21,170
Segment revenue	20,939	231	21,170

Losses and LAE, net	11,597	(827)
Policy acquisition costs	6,082	64
Operating expenses	1,369	2,263
Segment underwriting gain (loss)	1,891	(1,269)	622

Unallocated amounts:
Other corporate expenses			$2,893
Net investment income			3,278
Net realized investment gains (losses)			(140)
Change in fair value of equity securities			111
Change in fair value of contingent consideration			5,710
Other Income			141
Interest expense			3,331
Income (loss) before income taxes			$3,498

Nine months ended September 30, 2025	Personal Lines	Commercial Lines	Total

Gross written premiums	$43,174	$8,720	$51,894

Net written premiums	$19,191	$(1,541)	$17,650

Net earned premiums	$24,130	$2,570	$26,700
Segment revenue	24,130	2,570	26,700

Losses and LAE, net	16,466	5,761
Policy acquisition costs	6,959	(100)
Operating expenses	5,381	1,251
Segment underwriting gain (loss)	(4,676)	(4,342)	(9,018)

Unallocated amounts:
Other corporate expenses			$2,088
Net investment income			3,888
Net realized investment gains (losses)			(21)
Change in fair value of equity securities			(244)
Change in fair value of contingent consideration			8,250
Other income			115
Interest expense			2,279
Income (loss) before income taxes			$(1,397)

16. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2026 and 2025

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed on March 27, 2026 with the U.S. Securities and Exchange Commission.

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

Recent Developments

Receipt of Third Earnout from CIS Sale

The Company received $10.0 million from the third and final earnout of the CIS Sale on August 21, 2026. The Company plans to use the proceeds for working capital and general corporate purposes.

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

Redemption of Series B Preferred Stock

The Company redeemed the $7.5 million of Series B Preferred Stock on February 27, 2026.

Business Overview

We are an insurance holding company that markets and services our product offerings through specialty commercial and specialty personal insurance business lines. Currently, we are authorized to write insurance as an excess and surplus lines carrier in 44 states, plus the District of Columbia. We are licensed to write insurance as an admitted carrier in 42 states, plus the District of Columbia. As of September 30, 2026, we only offer homeowners insurance products in Texas.

Our revenues are primarily derived from premiums earned from our insurance operations. We also generate other revenues through investment income.

Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions, reinsurance premiums and other underwriting and administrative expenses.

Through our personal insurance lines, we offer homeowners insurance and dwelling fire insurance products to individuals in Texas. Our specialty homeowners insurance product line is primarily comprised of low-value dwelling insurance tailored for owners of lower valued homes, which we offer in Texas. Our commercial lines of business are in runoff.

Critical Accounting Policies and Estimates

In certain circumstances, we are required to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and related footnotes. We evaluate these estimates and assumptions periodically on an on-going basis based on a variety of factors. There can be no assurance, however, that actual results will not be materially different than our estimates and assumptions, and that reported results of operations will not be affected by accounting adjustments needed to reflect changes in these estimates and assumptions. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimating methodologies, which are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026.

Executive Overview

The Company's gross written premiums decreased $8.5 million, or 57.8%, to $6.2 million in the third quarter of 2026, compared to $14.6 million for the same period in 2025. The Company's gross written premiums decreased $21.2 million, or 40.8%, to $30.7 million for the nine months ended September 30, 2026, compared to $51.9 million for the same period in 2025.

The Company's personal lines gross written premiums decreased $5.0 million, or 44.6%, to $6.2 million in the third quarter of 2026, compared to $11.2 million for the same period in 2025. The Company's personal lines gross written premiums decreased $12.4 million, or 28.8%, to $30.7 million for the nine months ended September 30, 2026, compared to $43.2 million for the same period in 2025.

The Company reported a net loss of $1.6 million, or $0.43 per share in the third quarter of 2026, compared to a net loss of $4.0 million, or $2.27 per share for the same period in 2025. The Company recorded net income of $3.5 million, or $1.06 per share for the nine months ended September 30, 2026, compared to a net loss of $1.4 million, or $0.80 per share for the same period in 2025.

Adjusted operating loss, a non-GAAP measure, was $1.6 million, or $0.42 per share during the third quarter of 2026, compared to a $2.7 million loss, or $1.55 per share for the same period in 2025. Adjusted operating loss was $1.2 million, or $0.36 per share for the nine months ended September 30, 2026, compared to an adjusted operating loss of $8.5 million, or $4.85 per share for the same period in 2025.

Our underwriting combined ratio was 113.2% and 141.2% for the three months ended September 30, 2026 and 2025, respectively. Our underwriting combined ratio was 97.1% and 133.7% for the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Gross written premiums	$6,173	$14,642	$(8,469)	(57.8)%

Net written premiums	$4,235	$5,427	$(1,192)	(22.0)%

Net earned premiums	$8,437	$6,821	$1,616	23.7%
Losses and loss adjustment expenses, net	5,769	6,389	(620)	(9.7)%
Policy acquisition costs	2,662	1,895	767	40.5%
Segment operating expenses	1,121	1,345	(224)	(16.7)%
Underwriting gain (loss)	(1,115)	(2,808)	1,693	(60.3)%
Other corporate expenses	973	146	827	566.4%
Net investment income	1,128	1,301	(173)	(13.3)%
Net realized investment gains (losses)	(39)	4	(43)	*
Change in fair value of equity securities	—	13	(13)	*
Change in fair value of contingent considerations	—	(1,500)	1,500	*
Other income	55	40	15	37.5%
Interest expense	678	874	(196)	(22.4)%
Income (loss) before income taxes	(1,622)	(3,970)	2,348	(59.1)%
Income tax expense (benefit)	—	—	—	*
Net income (loss)	$(1,622)	$(3,970)	$2,348	(59.1)%

Book value per common share outstanding	$6.45	$14.49

Underwriting Ratios:
Loss ratio (1)	68.4%	93.7%
Expense ratio (2)	44.8%	47.5%
Combined ratio (3)	113.2%	141.2%

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

* Percentage is not meaningful.

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

Our premiums are presented below for the three months ended September 30, 2026 and 2025 (dollars in thousands):

Summary of Premium Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Gross written premiums
Personal lines	$6,181	$11,159	$(4,978)	(44.6)%
Commercial lines	(8)	3,483	(3,491)	*
Total	$6,173	$14,642	$(8,469)	(57.8)%

Net written premiums
Personal lines	$4,257	$4,932	$(675)	(13.7)%
Commercial lines	(22)	495	(517)	*
Total	$4,235	$5,427	$(1,192)	(22.0)%

Net earned premiums
Personal lines	$8,444	$6,050	$2,394	39.6%
Commercial lines	(7)	771	(778)	*
Total	$8,437	$6,821	$1,616	23.7%

* Percentage is not meaningful.

Gross written premiums decreased $8.5 million, or 57.8%, to $6.2 million for the three months ended September 30, 2026, compared to $14.6 million for the same period in 2025.

Personal lines gross written premiums decreased $5.0 million, or 44.6%, to $6.2 million in the third quarter of 2026, compared to $11.2 million for the same period in 2025. The decrease was due to underwriting changes that affected volume. Our main focus remains on prudent, steady growth in Texas.

Commercial lines gross written premiums were essentially zero in the third quarter of 2026, compared to $3.5 million for the same period in 2025. The Company's commercial lines of business are in runoff. The Company does not expect to write any commercial lines business in the near term.

Net written premiums decreased $1.2 million, or 22.0%, to $4.2 million in the third quarter of 2026, compared to $5.4 million for the same period in 2025. The decrease in net written premiums during the quarter was primarily due to the Company's underwriting changes in the personal lines of business that affected volume.

Net earned premiums increased $1.6 million, or 23.7%, to $8.4 million during the third quarter of 2026, compared to $6.8 million for the same period in 2025. The net earned premiums in the third quarter of 2026 were not impacted by the quota share reinsurance treaty that was in effect during the third quarter of 2025 and was terminated in the second quarter of 2026.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the three months ended September 30, 2026 and 2025 (dollars in thousands):

Three months ended September 30, 2026	Personal Lines	Commercial Lines	Total
Accident year net losses and LAE	$4,698	$(4)	$4,694
Net (favorable) adverse development	(734)	1,809	1,075
Calendar year net losses and LAE	$3,964	$1,805	$5,769

Accident year loss ratio	55.6%	*	55.7%
Net (favorable) adverse development	(8.7)%	*	12.7%
Calendar year loss ratio	46.9%	*	68.4%

Three months ended September 30, 2025	Personal Lines	Commercial Lines	Total
Accident year net losses and LAE	$2,876	$654	$3,530
Net (favorable) adverse development	269	2,590	2,859
Calendar year net losses and LAE	$3,145	$3,244	$6,389

Accident year loss ratio	47.5%	84.7%	51.8%
Net (favorable) adverse development	4.4%	335.7%	41.9%
Calendar year loss ratio	51.9%	420.4%	93.7%

* Percentage is not meaningful.

Net losses and LAE decreased by $620,000, or 9.7%, to $5.8 million during the third quarter of 2026, compared to $6.4 million for the same period in 2025. The decrease was primarily related to the continued decline in losses from the Company's commercial lines of business as they are in runoff. The commercial lines of business incurred $1.8 million of adverse development in the third quarter of 2026, primarily attributable to continued emergence in the security guard program that was discontinued in 2023.

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

The table below provides the expense ratio by major component.

	Three Months Ended September 30,
	2026	2025
Personal Lines
Policy acquisition costs	30.9%	27.1%
Operating expenses	4.9%	16.2%
Total	35.8%	43.3%
Commercial Lines
Policy acquisition costs	*	32.8%
Operating expenses	*	47.6%
Total	*	80.4%
Total Underwriting
Policy acquisition costs	31.6%	27.8%
Operating expenses	13.2%	19.7%
Total	44.8%	47.5%

* Percentage is not meaningful.

Our expense ratio decreased by 2.7% in the third quarter of 2026, to 44.8%, compared to 47.5% for the same period in 2025.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes and underwriting reports. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums increased by 3.8% during the third quarter of 2026 to 31.6%, compared to 27.8% during the same period in 2025, due to the termination of the quota share reinsurance agreement on May 31, 2026, which had provided for more ceding commission in the third quarter of 2025 than the same period in 2026.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums decreased by 6.5% during the third quarter of 2026 to 13.2%, compared to 19.7% for the same period in 2025. The decrease in the ratio was mostly due to improved administrative cost efficiency.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the three months ended September 30, 2026 and 2025 (dollars in thousands):

Segment Gain (Loss)

	Three Months Ended September 30,
	2026	2025	$ Change
Personal Lines	$1,457	$285	$1,172
Commercial Lines	(2,572)	(3,093)	521
Total underwriting gain (loss)	$(1,115)	$(2,808)	$1,693

Other Corporate Expenses

Other corporate expenses consist of expenses not allocated to segments. These expenses include public company costs, as well as other expenses such as legal and consulting expenses not directly relating to the insurance operations and expense related to the funds-withheld obligation. Other corporate expenses increased by $827,000, to $973,000 for the three months ended September 30, 2026, compared to $146,000 for the same period in 2025. The increase was related to several favorably adjusted corporate expense accruals during the third quarter of 2025, which resulted in a below-average operating expense for that period. The other corporate expenses for the third quarter of 2026 were more consistent with the Company's normal trend.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our operating results for the periods indicated (dollars in thousands):

Summary of Operating Results

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Gross written premiums	$30,712	$51,894	$(21,182)	(40.8)%

Net written premiums	$26,962	$17,650	$9,312	52.8%

Net earned premiums	$21,170	$26,700	$(5,530)	(20.7)%
Losses and loss adjustment expenses, net	10,770	22,227	(11,457)	(51.5)%
Policy acquisition costs	6,146	6,859	(713)	(10.4)%
Segment operating expenses	3,632	6,632	(3,000)	(45.2)%
Underwriting gain (loss)	622	(9,018)	9,640	*
Other corporate expenses	2,893	2,088	805	38.6%
Net investment income	3,278	3,888	(610)	(15.7)%
Net realized investment gains (losses)	(140)	(21)	(119)	*
Change in fair value of equity securities	111	(244)	355	*
Change in fair value of contingent considerations	5,710	8,250	(2,540)	(30.8)%
Other income	141	115	26	22.6%
Interest expense	3,331	2,279	1,052	46.2%
Income (loss) before income taxes	3,498	(1,397)	4,895	*
Income tax expense (benefit)	(38)	—	(38)	*
Net income (loss)	$3,536	$(1,397)	$4,933	*

Book value per common share outstanding	$6.45	$14.49

Underwriting Ratios:
Loss ratio (1)	50.9%	83.2%
Expense ratio (2)	46.2%	50.5%
Combined ratio (3)	97.1%	133.7%

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

* Percentage is not meaningful.

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

Our premiums are presented below for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

Summary of Premium Revenue

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Gross written premiums
Personal lines	$30,741	$43,174	$(12,433)	(28.8)%
Commercial lines	(29)	8,720	(8,749)	*
Total	$30,712	$51,894	$(21,182)	(40.8)%
Net written premiums
Personal lines	$26,980	$19,191	$7,789	40.6%
Commercial lines	(18)	(1,541)	1,523	*
Total	$26,962	$17,650	$9,312	52.8%
Net earned premiums
Personal lines	$20,939	$24,130	$(3,191)	(13.2)%
Commercial lines	231	2,570	(2,339)	(91.0)%
Total	$21,170	$26,700	$(5,530)	(20.7)%

* Percentage is not meaningful.

Gross written premiums decreased $21.2 million, or 40.8%, to $30.7 million for the nine months ended September 30, 2026, compared to $51.9 million for the same period in 2025.

Personal lines gross written premiums decreased $12.4 million, or 28.8%, to $30.7 million for the nine months ended September 30, 2026, compared to $43.2 million for the same period in 2025. The decrease was due to underwriting changes that affected volume. Our main focus remains on prudent, steady growth in Texas.

Commercial lines gross written premiums were essentially zero for the nine months ended September 30, 2026, compared to $8.7 million for the same period in 2025. The Company's commercial lines of business are in runoff. The Company does not expect to write any commercial lines business in the near term.

Net written premiums increased $9.3 million, or 52.8%, to $27.0 million for the nine months ended September 30, 2026, compared to $17.7 million for the same period in 2025. The increase in net written premiums was primarily due to the termination of the Company's quota share reinsurance agreement that ceded 50% of premiums on substantially all of its homeowners business on May 31, 2026. The termination of the agreement generated a negative $9.3 million of ceded written premiums for the nine months ended September 30, 2026.

Net earned premiums decreased $5.5 million, or 20.7%, to $21.2 million for the nine months ended September 30, 2026, compared to $26.7 million for the same period in 2025. This decrease was primarily related to the decrease in gross written premiums during the quarter.

Losses and Loss Adjustment Expenses

The tables below detail our losses and loss adjustment expenses and loss ratios in our underwriting business for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

Nine months ended September 30, 2026	Personal Lines	Commercial Lines	Total
Accident year net losses and LAE	$11,914	$70	$11,984
Net (favorable) adverse development	(317)	(897)	(1,214)
Calendar year net losses and LAE	$11,597	$(827)	$10,770

Accident year loss ratio	56.9%	*	56.6%
Net (favorable) adverse development	(1.5)%	*	(5.7)%
Calendar year loss ratio	55.4%	*	50.9%

Nine months ended September 30, 2025	Personal Lines	Commercial Lines	Total
Accident year net losses and LAE	$15,009	$3,666	$18,675
Net (favorable) adverse development	1,457	2,095	3,552
Calendar year net losses and LAE	$16,466	$5,761	$22,227

Accident year loss ratio	62.2%	142.6%	69.9%
Net (favorable) adverse development	6.0%	81.5%	13.3%
Calendar year loss ratio	68.2%	224.1%	83.2%

* Percentage is not meaningful.

Net losses and LAE decreased by $11.4 million, or 51.5%, to $10.8 million for the nine months ended September 30, 2026, compared to $22.2 million for the same period in 2025. The decrease was mostly due to a significant reduction in net earned premiums as the Company's commercial lines of business are in runoff and we focus on the specialty homeowners business. The Company also experienced $1.2 million of favorable development for the nine months ended September 30, 2026. A majority of the favorable development was related to the Company's legacy commercial lines business.

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

The table below provides the expense ratio by major component.

	Nine months ended September 30,
	2026	2025
Personal Lines
Policy acquisition costs	29.0%	28.8%
Operating expenses	6.6%	22.3%
Total	35.6%	51.1%
Commercial Lines
Policy acquisition costs	*	(3.9)%
Operating expenses	*	48.7%
Total	*	44.8%
Total Underwriting
Policy acquisition costs	29.0%	25.7%
Operating expenses	17.2%	24.8%
Total	46.2%	50.5%

* Percentage is not meaningful.

Our expense ratio decreased by 4.3% for the nine months ended September 30, 2026, to 46.2%, compared to 50.5% for the same period in 2025.

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes and underwriting reports. The Company offsets direct commissions with ceding commissions from reinsurers. The percentage of policy acquisition costs to net earned premiums increased by 3.3% for the nine months ended September 30, 2026, to 29.0%, compared to 25.7% during the same period in 2025, due to the removal of the quota share reinsurance agreement effective May 31, 2026, which had provided for more ceding commission in the third quarter of 2025 than the same period in 2026.

Operating expenses consist primarily of employee compensation, information technology and occupancy costs, such as rent and utilities. Operating expenses as a percent of net earned premiums decreased by 7.6% for the nine months ended September 30, 2026, to 17.2%, compared to 24.8% for the same period in 2025. The decrease in the ratio was mostly due to improved administrative cost efficiency.

Segment Results

We measure the performance of our consolidated results, in part, based on our underwriting gain or loss. The following table provides the underwriting gain or loss for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

Segment Gain (Loss)

	Nine months ended September 30,
	2026	2025	$ Change
Personal Lines	$1,891	$(4,676)	$6,567
Commercial Lines	(1,269)	(4,342)	3,073
Total underwriting gain (loss)	$622	$(9,018)	$9,640

Other Corporate Expenses

Other corporate expenses consist of expenses not allocated to segments. These expenses include public company costs, as well as other expenses such as legal and consulting expenses not directly relating to the insurance operations and expense related to the funds-withheld obligation. Other corporate expenses increased by $805,000, or 38.6%, to $2.9 million for the nine months ended September 30, 2026, compared to $2.1 million for the same period in 2025. The increase was primarily from the Company allocating more of its operating expenses to its corporate segment as the commercial segment runs off.

Liquidity and Capital Resources

Sources and Uses of Funds

At September 30, 2026, the Company had $44.2 million in cash, cash equivalents and short-term investments. Our principal sources of funds are insurance premiums, investment income and proceeds from maturities and sales of invested assets. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and service debt and mandatorily redeemable preferred stock.

We conduct our business operations primarily through our Insurance Company Subsidiaries. The Parent Company's ability to service debt and mandatorily redeemable preferred stock and pay administrative expenses is primarily reliant upon our intercompany service fees paid by the Insurance Company Subsidiaries to the Parent Company for management, administrative, and information technology services provided to the Insurance Company Subsidiaries by the Parent Company. Secondarily, the Parent Company may receive dividends from the Insurance Company Subsidiaries; however, this is not the primary means by which the Parent Company supports its funding as state insurance laws restrict the ability of our Insurance Company Subsidiaries to declare dividends to the Parent Company. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10% of statutory surplus at the end of the preceding year. There were no dividends paid from our Insurance Company Subsidiaries for the nine months ended September 30, 2026 and 2025. We do not anticipate any dividends being paid to the Parent Company from our insurance subsidiaries in the near term.

Due to significant losses in 2025, much of which is attributable to the legacy commercial liability lines of business (which are now all in runoff), both Insurance Company Subsidiaries lacked sufficient capital to continue to underwrite the volume of business they have historically written. Accordingly, PHI contributed $17.5 million into TIC during 2025 and the first quarter of 2026. In addition, PHI contributed all of its $7.6 million ownership interest in WPIC to TIC effective December 31, 2025. Even with these contributions, TIC fell within the Company Action Level of the Risk Based Capital ("RBC") with an RBC ratio of 236% as of December 31, 2025, and was required to submit an updated plan of remediation to its domiciliary regulator. TIC is also subject to additional regulatory monitoring requirements as a result of the Company not being above the minimum required RBC levels as of December 31, 2025. TIC was above the Company Action Level as of June 30, 2026 and September 30, 2026. However, TIC still remains under additional regulatory monitoring for the near term.

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

As an effort to support TIC and WPIC, PHI received no intercompany service fees from the Insurance Company Subsidiaries during 2025 and only $200,000 and $1.5 million for the three and nine months ended September 30, 2026, respectively. PHI has relied significantly on proceeds from sales of assets and capital raises over the last two years in order to ensure its ability to meet its obligations as they became due.

The Company received $10.0 million from the third and final earnout of the CIS Sale on August 21, 2026. With the receipt of this payment along with future anticipated revenue from TIC, management believes the Company has the ability to meet its obligations as they become due over the next twelve months.

Cash Flows

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2026 was $27.7 million, compared to $18.7 million for the same period in 2025. The $9.0 million increase in cash used in operating activities was primarily due to a $5.1 million decrease in net premiums collected during the first nine months of 2026, compared to the same period in 2025. In addition, there was a $5.1 million increase in acquisition costs paid during the first nine months of 2026, compared to the same period in 2025.

Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2026 was $8.5 million, compared to $9.0 million of cash used in investing activities for the same period in 2025. The $17.5 million increase in cash provided by investing activities was primarily due to a decrease of $66.2 million in the amount of investments purchased for the nine months ended September 30, 2026, compared to the same period in 2025. The increase in cash was also from the proceeds from maturities and redemptions of investments increasing $62.6 million for the nine months ended September 30, 2026, compared to the same period in 2025. These increases were offset by a $111.2 million decrease in proceeds received from sales of investments for the nine months ended September 30, 2026, compared to the same period in 2025.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2026 was $6.2 million compared to $7.5 million for the same period in 2025. The $1.3 million decrease in cash provided by financing activities was attributed to the $7.5 million repayment of the Series B Preferred Stock during the nine months of 2026. This was offset by $14.0 million of common stock issued during the first nine months of 2026. The Company also paid $261,000 related to common stock issuance costs during the nine months of 2026.

Statutory Capital and Surplus

Our Insurance Company Subsidiaries are required to file quarterly and annual financial reports with state insurance regulators. These financial reports are prepared using statutory accounting practices promulgated by the Insurance Company Subsidiaries’ state of domiciliary, rather than GAAP. The Insurance Company Subsidiaries’ aggregate statutory capital and surplus, which is a statutory measure of equity, was $44.0 million and $42.6 million at September 30, 2026 and December 31, 2025, respectively.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(1,622)	$(3,970)	$3,536	$(1,397)
Less:
Net realized investment gains (losses)	(39)	4	(140)	(21)
Change in fair value of equity securities	—	13	111	(244)
Change in fair value of contingent considerations	—	(1,500)	5,710	8,250
Contingent consideration bonus expense	—	219	—	(922)
Additional accretion of warrants from Series B Preferred Stock payoff	—	—	(946)	—
Impact of income tax expense (benefit) from adjustments *	—	—	—	—
Adjusted operating income (loss)	$(1,583)	$(2,706)	$(1,199)	$(8,460)

Weighted average common shares diluted	3,746,092	1,746,125	3,321,202	1,746,125
Diluted income (loss) per common share:
Net income (loss)	$(0.43)	$(2.27)	$1.06	$(0.80)
Less:
Net realized investment gains (losses)	(0.01)	—	(0.04)	(0.01)
Change in fair value of equity securities	—	0.01	0.03	(0.14)
Change in fair value of contingent considerations	—	(0.86)	1.72	4.73
Contingent consideration bonus expense	—	0.13	—	(0.53)
Additional accretion of warrants from Series B Preferred Stock payoff	—	—	(0.29)	—
Impact of income tax expense (benefit) from adjustments *	—	—	—	—
Adjusted operating income (loss) per share	$(0.42)	$(1.55)	$(0.36)	$(4.85)

* The Company has recorded a full valuation allowance against its deferred tax assets as of September 30, 2026 and September 30, 2025, respectively. As a result, there were no taxable impacts to adjusted operating income (loss) from the adjustments to net income (loss) in the table above after taking into account the use of net operating losses and the change in the valuation allowance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2026. Based on such evaluations, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, management implemented enhancements to its internal control review processes surrounding the accounting for income taxes to address an identified control deficiency. Other than the remediation just discussed, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included under Note 14 ~ Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements of the Company’s Form 10-Q for the nine months ended September 30, 2026, which is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K (“Item 1A Risk Factors”) filed with the SEC on March 27, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Presurance securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

Dated: November 12, 2026